Form 10-Q
period 1994-04-03
NATIONAL PRESTO INDUSTRIES INC
filed 1994-05-09
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR l5(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended          Commission file number
  April 3, 1994                     1-2451

NATIONAL PREST0 INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN
(State or other jurisdiction of
 incorporation or organization)

39-0494170
(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN                          54703-3703
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code
715-839-2121.

There were 7,336,336 shares of the Issuer's Common Stock outstanding as the close of the period covered by this report.

* Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes . X .     No . . .






PART I - FINANCIAL INFORMATION

National Presto Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
April 3, 1994 and December 31, 1993

(Unaudited)

(IN THOUSANDS)

                                             APRIL 3,   DECEMBER 31,
                                               1994        1993
ASSETS

Current assets:

 Cash and cash equivalents                    $106,171    $115,496

 Marketable securities and
  other short-term investments
  (at cost plus accrued interest
  which approx. market)                         97,836     105,186

 Accounts receivable, net                       16,535      27,564

 Inventories:

                Finished goods                 $13,912     $13,543
                Work-in-process                  2,363       1,731
                Raw materials                    5,529       6,982
                Supplies                         1,221       1,286

                                                23,025      23,542


Prepaid expenses                                   478         802

                Total current assets           244,045     272,590

Property, plant and equipment                   13,382      12,993
        Less allowance for depreciation          9,403       9,145
                                                 3,979       3,848

Other assets                                     6,566       6,566


                                              $254,590    $283,004

The accompanying notes are an integral part of the financial statements.




National Presto Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
April 3, 1994 and December 31, 1993

(Unaudited)

(IN THOUSANDS)

                                 APRIL 3,      DECEMBER 31,
                                   1994            1993

LIABILITIES

Current liabilities:

        Accounts payable         $ 8,629         $ 21,321
        Federal and State
         income taxes              2,454            5,431
        Accrued liabilities       14,789           15,837

                Total current
                 liabilities      25,872           42,589

Long-term debt                     5,103            5,103



STOCKHOLDERS' EQUITY:

        Common stock            $  7,441         $  7,441
        Paid-in capital              567              548
        Retained earnings        218,341          230,087

                                 226,349          238,076

        Treasury stock, at cost    2,734            2,764

                Total stockholders'
                 equity          223,615          235,312

                                $254,590         $283,004



The accompanying notes are an integral part of the financial statements.






National Presto Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
1994 vs. 1993

(Unaudited)

(IN THOUSANDS EXCEPT PER SHARE DATA)


                                     QUARTER ENDED
                                  APRIL 3,    APRIL 4,
                                    1994        1993

Net sales                         $16,202     $22,370

Cost of Sales                      10,995      14,758

        Gross Profit                5,207       7,612

Selling and general expense         4,154       5,257

        Operating profit            1,053       2,355

Other income, principally
 interest                           1,653       1,746

Interest expense                     (128)       (128)

        Earnings before provision
         for income taxes           2,578       3,973

Provision for income taxes:

        Federal                       322         759

        State                          64         118

                Net earnings       $2,192      $3,096

Weighted average common and
 common equivalent
 shares outstanding                 7,438       7,432

Net earnings per common
 and common equivalent
 shares outstanding                 $ .31        $.43

Cash dividends declared
 per common share:

        Regular                     $1.90       $l.80
        Extra                           -         .75

                                    $1.90       $2.55 *


* Paid December 28, 1992 but applicable to 1993

The accompanying notes are an integral part of the financial statements.

National Presto Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Month Periods Ended April 3, 1994 and April 4, 1993

(Unaudited)

(IN THOUSANDS)


                                             1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                             $  2,192    $  3,096
 Adjustments to reconcile
  net earnings to cash flows
  from operating activities:

   Provision for depreciation                  258         285
   Stock compensation
    expense (401-K)                             30          29

    Changes in:
     Accounts receivable                    11,029      11,520
     Inventories                               517       5,103
     Accounts payable and
      accrued expenses                     (13,740)    (11,918)
     Federal and state
      income taxes                          (2,977)     (3,997)
     Other                                     324         (24)

      Total                                 (2,367)      4,094


CASH FLOWS FROM INVESTING ACTIVITIES:
 Marketable securities                       7,350     (17,461)
 Acquisition of property,
  plant and equipment                         (389)       (124)

   Total                                     6,961     (17,585)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                            (13,937)          -
 Proceeds from exercise
  of stock option                               10           -
 Proceeds from sale of treasury stock            8           -

  Total                                    (13,919)          -

Change in cash and cash equivalent          (9,325)    (13,491)
Cash and cash equivalent at
 beginning of period                       115,496     126,801

Cash and cash equivalent at
 end of period                            $106,171    $113,310



The accompanying notes are an integral part of the financial statements.


NOTES TO FINANCIAL STATEMENTS

NOTE A

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of this statement did not have a material effect on the consolidated financial statements.



NOTE B

Earnings per share are computed using the weighted average common shares outstanding during each period, including common equivalent shares assuming conversion of the convertible debenture. Earnings for calculation of the per share data are adjusted to reflect addback of interest expense on the convertible debenture.




The foregoing information for the periods ended April 3, 1994, and April 4, 1993, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1993, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1993 Annual Report. Interim results for the period are not indicative of those for the year.





MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison First Quarter 1994 and 1993

Net sales decreased by $6,168,000 from $22,370,000 to $16,202,000, primarily due to decreased unit volume sales by the Company's commercial division. Factors contributing to the year-to-year sales change included ongoing customer adoption/refinement of inventory management procedures such as just in time, changes in customers' promotional timing, and the absence of shipments (previously disclosed) to a major customer. The quarter was also affected by the lack of sustaining contributions from the prior year's new product introductions.

Gross profit for 1994 decreased $2,405,000 primarily due to the volume reduction and the elimination of storage revenue. Gross margins as a percentage of sales decreased from 34% to 32%.

The company accrues unexpended advertising costs budgeted for the year against each quarter's sales. Major advertising commitments are incurred in advance of the expenditures and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers' purchases to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represents that percentage of the annual advertising budget associated with that quarter's shipments. Revisions to this budget results in periodic changes to the accrued liability for committed advertising expenditures.

Earnings before provision for income taxes decreased $1,395,000 from $3,973,000 to $2,578,000, or 35%. The provision for income taxes decreased from $877,000 to $386,000 and the effective income tax rate decreased from 22% to 15%, as a result of decreased earnings subject to tax. Net earnings decreased $904,000 from $3,096,000 to $2,192,000, or 29%.

The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibit 11 - Statement Regarding Computation of Per Share Earnings

 (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: May 2, 1994       /S/ M. S. COHEN
                            M. S. Cohen, Chairman of the Board
                            (Chief Executive OfIicer)


Date: May 2, 1994       /S/ M. J. COHEN
                            M.J. Cohen, President
                            (Chief Operating and Financial Officer)



                                                         EXHIBIT 11

National Presto Industries, Inc. and Subsidiaries
STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
April 3, 1994 and April 4, 1993

(Unaudited)

(IN THOUSANDS EXCEPT PER SHARE DATA)


                                QUARTER ENDED
                              APRIL 3,  APRIL 4,
                                1994      1993

Net earnings                   $2,192    $3,096

Add interest expense
related to convertible
debenture, net of income taxes     80        80

Adjusted net earnings (1)      $2,272    $3,176



Weighted average common
 shares outstanding             7,335     7,334

Common equivalent shares
 from the assumed
  debenture conversion            103        98

Adjusted common and common
 equivalent shares (2)          7,438     7,432



Net earnings per common
 and common equivalent
 shares outstanding (1/2)        $.31      $.43