Form 10-Q
period 1994-07-03
NATIONAL PRESTO INDUSTRIES INC
filed 1994-08-09
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                July 3, 1994      Commission file number 1-2451



                        NATIONAL PRESTO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


         WISCONSIN                             39-0494170
         (State or other jurisdiction of    (I.R.S. Employer
         incorporation or organization)     Identification No.)


         3925 NORTH HASTINGS WAY
         EAU CLAIRE, WISCONSIN                         54703-3703
         (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code                  715-839-2121



         There were 7,336,824 shares of the Issuer's Common Stock outstanding as the close of the period covered by this report.


         * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



                             Yes X               No

                         PART I - FINANCIAL INFORMATION

               National Presto Industries, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                       July 3, 1994 and December 31, 1993

                                  (Unaudited)

                                 (IN THOUSANDS)


ASSETS                                             JULY 3, 1994       DECEMBER 31, 1993



Current assets:
         Cash and cash equivalents                        $ 96,768             $115,496

         Marketable securities and other short-
                 term investments (at cost plus accrued
                 interest which approx. market)            106,080              105,186

         Accounts receivable, net                           16,457               27,564

         Inventories:

                 Finished goods                 $ 17,298             $ 13,543
                 Work-in-process                   2,594                1,731
                 Raw materials                     5,279                6,982
                 Supplies                          1,108    26,279      1,286    23,542


         Prepaid expenses                                      144                  802

                           Total current assets            245,728              272,590

Property, plant and equipment                     14,058               12,993
         Less allowance for depreciation           9,670     4,388      9,145     3,848

Other assets                                                 6,566                6,566

                                                          $256,682             $283,004



The accompanying notes are an integral part of the financial statements.

               National Presto Industries, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                       July 3, 1994 and December 31, 1993

                                  (Unaudited)



                                 (IN THOUSANDS)

LIABILITIES                                   JULY 3, 1994    DECEMBER 31, 1993

Current liabilities:
         Accounts payable                         $8,907           $21,321
         Federal and State income taxes            1,683             5,431
         Accrued liabilities                      15,135            15,837


                 Total current liabilities        25,725            42,589

Long-term debt                                     5,103             5,103



STOCKHOLDERS' EQUlTY:

         Common stock                    $7,441           $7,441
         Paid-in capital                    574              548
         Retained earnings              220,561          230,087

                                        228,576          238,076


         Treasury stock, at cost          2,722            2,764


                 Total stockholders'
                        equity                   225,854           235,312

                                                $256,682          $283,004




The accompanying notes are an integral part of the financial statements.

               National Presto Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 1994 vs. 1993
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (Unaudited)

                         QUARTER ENDED     SIX MONTHS ENDED
                       JULY 3,  JULY 4,  JULY 3,   JULY 4,
                         1994     1993     1994      1993
Net sales             $16,487   $14,275   $32,689  $36,645

Cost of sales          11,287     8,931    22,282   23,689

  Gross profit          5,200     5,344    10,407   12,956

Selling and
 general expense        4,050     3,609     8,204    8,866

 Operating profit       1,150     1,735     2,203    4,090

Other income,
 principally interest   1,585     1,638     3,238    3,384

Interest expense         (128)     (128)     (256)    (256)

 Earnings before
  provision for
  income taxes          2,607     3,245     5,185    7,218

Provision for income taxes:

      Federal             344       530       666    1,289

      State                43        87       107      205

       Net earnings    $2,220    $2,628    $4,412   $5,724

Weighted average common
 and common equivalent
 shares outstanding     7,450     7,430     7,450    7,430

Net earnings per common
 and common equivalent
 shares outstanding      $.30      $.36      $.61     $.79

Cash dividends
 declared per common share:
         Regular                            $1.90    $1.80
         Extra                                  -      .75

             Total         -         -      $1.90    $2.55*



*Paid December 28, 1992 but applicable to 1993.

The accompanying notes are an integral part of the financial statements.

               National Presto lndustries, lnc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         For The Six Month Periods Ended July 3, 1994 and July 4, 1993

                                  (Unaudited)

                                 (IN THOUSANDS)


                                                    1994      1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                     $ 4,412   $ 5,724
 Adjustments to reconcile net earnings to
   cash flows from operating activities:
     Provision for depreciatio                        525       574
     Stock compensation expense (401-K)                50        53
     Changes in:
       Accounts receivable                         11,107    15,451
       Inventories                                 (2,737)    1,458
       Accounts payable
        and accrued expenses                      (13,116)  (13,988)
       Federal and state income taxes              (3,748)   (5,273)
       Other                                          656        17
         Total                                     (2,851)    4,016


CASH FLOWS FROM INVESTING ACTIVITIES:
 Marketable securities                               (894)  (30,738)
 Acquisition of property, plant and equipment (1,065) (458) Proceeds from sale of property,
   plant and equipment                                  2         -
     Total                                         (1,957)  (31,196)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                   (13,938)        -
 Proceeds from exercise of stock option                10         -
 Proceeds from sale of treasury stock                   8         -
   Total                                          (13,920)        -


Change in cash and cash equivalent                (18,728)  (27,180)
Cash and cash equivalent at beginning of period   115,496    126,801

Cash and cash equivalent at end of period         $96,768    $99,621





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

- --------------------------------------------------------------------------------

The foregoing information for the periods ended July 3, 1994, and July 4, 1993, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1993, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1993 Annual Report. Interim results for the period are not indicative of those for the year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Comparison Second Quarter 1994 and 1993

Net sales increased by $2,212,000 from $14,275,000 to $16,487,000, primarily due to increased unit volume sales by the Company's commercial division. Gross profit as a percentage of sales decreased from 37% to 32% due to a less favorable product mix, less favorable manufacturing plant variances and the elimination of storage revenue.

The company accrues unexpected advertising costs budgeted for the year against each quarter's sales. Major advertising commitments are incurred in advance of the expenditures and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers' purchases to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represents that percentage of the annual advertising budget associated with that quarter's shipments. Revisions to this budget results in periodic changes to the accrued liability for committed advertising expenditures.

Earnings before provision for income taxes decreased $638,000 from $3,245,000 to $2,607,000, or 20%. The provision for income taxes decreased from $617,000 to $387,000 and the effective income tax rate decreased from 19% to 15%, as a result of decreased earnings subject to tax. Net earnings decreased $408,000 from $2,628,000 to $2,220,000, or 16%.

The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

Comparison of the Six Months 1994 and 1993

Net sales for the first six months of 1994 decreased $3,956,000 from $36,645,000 to $32,689,000, or 11% due primarily to decreased unit volume sales by the Company's commercial division. Factors contributing to the year-to-year sales change include ongoing customer adoptions/refinement of inventory management procedures such as just in time, changes in customers' promotional timing, and the absence of shipments (previously disclosed) to a major customer. The first six months of 1994 was also affected by the lack of sustaining contributions from the prior year's new product introductions.

Gross profit for 1994 decreased $2,549,000 due to the volume reduction, less favorable manufacturing plant variances, and the elimination of storage revenue. Gross margins as a percentage of sales decreased from 35% to 32%.

The accrual for unexpected advertising costs discussed in the Second Quarter comparison also applied to the first six months.

Earnings before provision for income taxes decreased $2,033,000 from $7,218,000 to $5,185,000, or 28%. The provision for income taxes decreased from $1,494,000 to $773,000 and the effective income tax rate decreased from 21% to 15%, as a result of decreased earnings subject to tax. Net earnings decreased $1,312,000 from $5,724,000 to $4,412,000, or 23%.

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

                                                NATIONAL PRESTO INDUSTRIES, INC.


Date: August 2, 1994                                              /S/ M.S. COHEN
                                               M.S. Cohen, Chairman of the Board



Date: August 2, 1994                                              /S/ M.J. COHEN
                                                           M.J. Cohen, President
                                                 (Chief Executive, Operating and
                                                              Financial Officer)