Form 10-Q
period 1994-10-02
NATIONAL PRESTO INDUSTRIES INC
filed 1994-11-04
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended      October 2, 1994            Commission file number  1-2451



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



There were 7,337,261 shares of the Issuer's Common Stock outstanding as the close of the period covered by this report.


* Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



Yes    X                                           No

                         PART I - FINANCIAL INFORMATION

               National Presto Industries, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                     October 2, 1994 and December 31, 1993

                                  (Unaudited)

                                 (IN THOUSANDS)


ASSETS                                                          OCTOBER 2, 1994                          DECEMBER 31, 1993
                                                         -----------------------------              -----------------------------

Current assets:
    Cash and cash equivalents                                                 $103,630                                  $115,496

    Marketable securities and other short-
       term investments (at cost plus accrued
       interest which approx. market)                                           99,609                                   105,186

    Accounts receivable, net                                                    29,148                                    27,564

    Inventories:

       Finished goods                                      $17,630                                    $13,543
       Work-in-process                                       2,234                                      1,731
       Raw materials                                         5,007                                      6,982
       Supplies                                              1,430              26,301                  1,286             23,542


    Prepaid expenses                                                                81                                       802

          Total current assets                                                 258,769                                   272,590

Property, plant and equipment                               14,504                                     12,993
    Less allowance for depreciation                          9,948               4,556                  9,145              3,848

Other assets                                                                     6,566                                     6,566

                                                                              $269,891                                  $283,004



The accompanying notes are an integral part of the financial statements.

               National Presto Industries, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                     October 2, 1994 and December 31, 1993

                                  (Unaudited)



                                 (IN THOUSANDS)

LIABILITIES                                                      OCTOBER 2, 1994                           DECEMBER 31, 1993
                                                           ---------------------------                 -------------------------
Current liabilities:
    Accounts payable                                                          $ 14,074                                  $ 21,321
    Federal and State income taxes                                               2,981                                     5,431
    Accrued liabilities                                                         17,060                                    15,837


          Total current liabilities                                             34,115                                    42,589

Long-term debt                                                                   5,103                                     5,103



STOCKHOLDERS' EQUlTY:

    Common stock                                           $7,441                                      $7,441
    Paid-in capital                                           582                                         548
    Retained earnings                                     225,360                                     230,087

                                                          233,383                                     238,076


    Treasury stock, at cost                                 2,710                                       2,764


          Total stockholders' equity                                           230,673                                   235,312

                                                                              $269,891                                  $283,004




The accompanying notes are an integral part of the financial statements.

               National Presto Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 1994 vs. 1993
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                             QUARTER ENDED             NINE MONTHS ENDED
                                            OCTOBER 2,  OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                               1994        1993        1994        1993
Net sales                                   $ 35,488    $ 24,663    $ 68,177    $ 61,308

Cost of sales                                 21,286      14,299      43,568      37,988

      Gross profit                            14,202      10,364      24,609      23,320

Selling and general expense                    9,034       5,771      17,238      14,637

      Operating profit                         5,168       4,593       7,371       8,683

Other income, principally interest             1,726       1,604       4,964       4,988

Interest expense                                (160)       (128)       (416)       (384)

      Earnings before provision for
         income taxes                          6,734       6,069      11,919      13,287

Provision for income taxes:

   Federal                                     1,688       1,504       2,354       2,793

   State                                         247         230         354         435

      Net earnings                          $  4,799    $  4,335    $  9,211    $ 10,059

Weighted average common and
   common equivalent shares
   outstanding                                 7,461       7,430       7,461       7,430

Net earnings per common and
   common equivalent shares
   outstanding                              $    .66    $    .60    $   1.27    $   1.39

Cash dividends declared per common share:
      Regular                                                       $   1.90    $   1.80
      Extra                                                              --          .75

      Total                                     --          --      $   1.90    $   2.55*



*Paid December 28, 1992 but applicable to 1993.

The accompanying notes are an integral part of the financial statements.

               National Presto lndustries, lnc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
      For The Nine Month Periods Ended October 2, 1994 and October 3, 1993

                                  (Unaudited)

                                 (IN THOUSANDS)


                                                     1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                   $   9,211    $  10,059
   Adjustments to reconcile net earnings to
     cash flows from operating activities:
       Provision for depreciation                       806          830
       Stock compensation expense (401-K)                69           69
       Changes in:
         Accounts receivable                         (1,584)       5,308
         Inventories                                 (2,759)     (12,449)
         Accounts payable and accrued expenses       (6,024)     (10,223)
         Federal and state income taxes              (2,450)      (3,896)
         Other                                          721           11

              Total                                  (2,010)     (10,291)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Marketable securities                              5,577      (32,157)
   Acquisition of property, plant and equipment      (1,513)        (872)

              Total                                   4,064      (33,029)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                   (13,938)        --
   Proceeds from exercise of stock option                10         --
   Proceeds from sale of treasury stock                   8         --

              Total                                 (13,920)        --


Change in cash and cash equivalent                  (11,866)     (43,320)
Cash and cash equivalent at beginning of period     115,496      126,801

Cash and cash equivalent at end of period         $ 103,630    $  83,481





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



The foregoing information for the periods ended October 2, 1994, and October 3, 1993, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1993, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1993 Annual Report. Interim results for the period are not indicative of those for the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison Third Quarter 1994 and 1993

     Net  sales  increased  by  $10,825,000  from  $24,663,000  to  $35,488,000, primarily due to increased unit volume sales and the introduction of new products by the Company's commercial division. Gross profit as a percentage of sales decreased from 42% to 40% due to a less favorable product mix, less favorable manufacturing plant variances and the elimination of storage revenue.

     The company accrues advertising costs budgeted for the year against each quarter's sales. Major advertising commitments are incurred in advance of the expenditures and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers' purchases to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represents that percentage of the annual advertising budget associated with that quarter's shipments. Revisions to this budget results in periodic changes to the accrued liability for committed advertising expenditures.

     Earnings before provision for income taxes increased $665,000 from $6,069,000 to $6,734,000, or 11%. The provision for income taxes increased from $1,734,000 to $1,935,000 as a result of increased earnings subject to tax. The effective income tax rate was 29% in both periods. Net earnings increased $464,000 from $4,335,000 to $4,799,000, or 11%.

     The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

Comparison of the Nine Months 1994 and 1993

     Net sales for the first nine months of 1994 increased $6,869,000 from $61,308,000 to $68,177,000, or 11% due primarily to new product introductions by the Company's commercial division. Gross profit as a percentage of sales decreased from 38% to 36% due to less favorable product mix, less favorable manufacturing plant variances and the elimination of storage revenues.

     The accrual for advertising costs discussed in the Third Quarter comparison also applies to the first nine months.

     Earnings before provision for income taxes decreased $1,368,000 from $13,287,000 to $11,919,000, or 10%. The provision for income taxes decreased from $3,228,000 to $2,708,000 and the effective income tax rate decreased from 24% to 23%, as a result of decreased earnings subject to tax. Net earnings decreased $848,000 from $10,059,000 to $9,211,000, or 8%.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit II - Statement Regarding Computation of Per Share Earnings

             Exhibit 27  -   Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NATIONAL PRESTO INDUSTRIES, INC.


Date: November 1, 1994                                           /S/ M.S. COHEN
                                              M.S. Cohen, Chairman of the Board



Date: November 1, 1994                                            /S/ M.J. COHEN
                                                           M.J. Cohen, President
                                                 (Chief Executive, Operating and
                                                              Financial Officer)