Form 10-K405
NATIONAL PRESTO INDUSTRIES INC
filed 1995-03-29
CIK 80172

Page 1
of  28 Total Pages
Index
to Schedules and
Exhibits is at Page 12

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994        Commission File Number 1-2451

                        NATIONAL PRESTO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                        Wisconsin Corporation 39-0494170
                 (State or other jurisdiction of (IRS Employer
             incorporation or organization) Identification Number)
                            3925 North Hastings Way
                        Eau Claire, Wisconsin 54703-3703
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (715) 839-2121

          Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
        Title of each class                         which registered
   $1.00 par value common stock                New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. __X__

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 28, 1995, was $311,867,040. The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1995, was 7,338,048.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

            TITLE                                           PART
       Proxy Statement                                     Part III

Except as specifically incorporated herein by reference, the foregoing Proxy Statement is not deemed filed as part of this report.

                                     PART I

ITEM 1.  BUSINESS

             A. The business of National Presto Industries, Inc. and its consolidated subsidiaries (the "Company") consists of a single business category. Comments on individual portions of that category follow.

             COMMERCIAL
             The Company manufactures and distributes small electrical appliances and housewares, including comfort appliances, pressure cookers and canners, private label and premium sales products.

             Electrical appliances and housewares sold by the Company include pressure cookers and canners; the Presto* Control Master* single thermostatic control line of fry pans in several sizes, griddles and combination griddle/warmers and multi-purpose cookers; deep fryers of various sizes; food processors, can openers, slicer/shredders, curly cutters, potato chippers, ice cream makers and electric shoe polishers; electric heaters; corn poppers (hot air and microwave); coffeemakers; electric tea kettles; electric knives; bread slicing systems; electric knife sharpeners; and timers.

             Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel. The Company believes it is the principal manufacturer of pressure cookers in the United States.

             For the year ended December 31, 1994, approximately 43% of consolidated revenues were provided by cast products (fry pans, griddles, deep fryers and electric cookers), approximately 22% by motorized nonthermal appliances (can openers, slicer/shredders, curly cutters, ice cream makers knife sharpeners, potato chippers, electric knives, bread slicing systems and shoe polishers), and approximately 31% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, corn poppers (hot air and microwave), coffeemakers, tea kettles, and heaters). For the year ended December 31, 1993, approximately 48% of consolidated revenues were provided by cast products, approximately 26% by motorized nonthermal appliances and approximately 20% by noncast/thermal appliances. For the year ended December 31, 1992, approximately 52% of consolidated revenues were provided by cast products, approximately 23% by motorized nonthermal appliances and approximately 19% by noncast/thermal appliances.

             Wal-Mart Stores, Inc., accounted for 35% and 34% of consolidated revenues for the years ended December 31, 1994 and 1993 respectively. For the year ended December 31, 1992, Wal-Mart Stores, Inc., accounted for 31% and Kmart Corporation accounted for 14% of consolidated revenues.

             In the fall of 1993, Kmart Corporation notified the Company that the Company would not be shipping any significant quantities of product to Kmart in 1994. This action by Kmart occurred because of the inability of the parties to agree upon modification of terms and conditions which affect Kmart's net cost, and did not involve delivery, quality or any other matters related to pricing of the products. In latter 1994, renewed relations with Kmart were made, albeit on a relatively nominal scale when compared to earlier years.

             Products are sold directly to retail outlets throughout the United States and also through independent distributors.

             The Company has a sales force of approximately nineteen employees which sells to and services customers. In selected geographic areas sales are handled by manufacturers' representatives who may handle other product lines. Sales promotional activities include television and radio.The Company's commercial business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are components and finished goods that may not have a ready market or achieve a widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sale. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

             Research and development costs related to new product development for the years 1994, 1993 and 1992 were absorbed in that years' operations and were not a material element in the aggregate costs incurred by the Company.

             Presto products are generally warranted to the original owner to be free from defects in material and workmanship for a period of two years from date of purchase. The Company allows a sixty-day over-the-counter initial failure return privilege through cooperating dealers. The Company services its products through independent service stations throughout the United States and the corporate service repair operation. The Company's service and warranty programs are competitive to those offered by other manufacturers in the industry.

             The Company's commercial products are manufactured in plants located at Jackson, Mississippi and Alamogordo, New Mexico. The Company also purchases a substantial portion of its products from nonaffiliated companies located outside the United States.

             DEFENSE

             The Company commenced defense production in 1942. From 1966 through 1980, 105MM projectiles were produced in the Eau Claire facility (utilizing Government owned equipment in Company owned buildings). Production of 8" projectiles also occurred intermittently during this period.

             Since completion of production in 1980, standby contracts had been received and renewed on an annual basis through September, 1992. For the period October, 1992 through September, 1993 a storage only contract was received.

             In September, 1993, the Pentagon exercised its option of abandoning, in place, the production equipment formerly utilized for projectile fabrication. This equipment is being sold. Once the equipment has been sold and removed, work will be undertaken to restore the plant for manufacturing, or other purposes.

             See Section B3 for comments regarding Defense related Environmental Protection Agency matters.

             WAREHOUSING AND TRANSPORTATION SERVICES

             For a number of years, the Company has warehoused and distributed its commercial products from a centrally located distribution center. Selective use is made of a fleet of tractors and trailers with backhauls scheduled on return trips carrying goods consigned for internal corporate use.

             FINANCIAL MANAGEMENT

             A separate subsidiary of the Company, a Delaware holding company, carries responsibility for the maintenance and management of funds not currently required for business activities and therefore temporarily available for investments. Income from Financial Management activities is included in Other Income in the accompanying financial statements.

             Earnings for this subsidiary may vary widely from year to year depending on interest yields on instruments meeting the investment criteria.

               B.  OTHER COMMENTS

             1.  Sources and Availability of Materials

             Production levels at commercial plants may be affected by vendor failure to deliver tooling, material and critical parts within commitments. While recent years have witnessed virtual elimination of these circumstances, there is no assurance against recurrence.

             Deliveries of new products, many of which have been sourced overseas, could be delayed by labor or supply problems at the vendors or in transportation. As a consequence, these products may not be available in sufficient quantities during the prime selling period. While there has been no major incidence of such problems and the Company has made every reasonable effort to prevent occurrence, there is no assurance that such effort will be totally effective.

             2.  Trademarks, Licenses, Franchises and Concessions Held

             With increased sales volume being generated by new products, patents have become more meaningful to operating results. Trademarks and know-how are considered material. The Company's current and future success depends upon judicial protection of its intellectual property rights ( patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights. To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.


             3.  Effects of Compliance with Environmental and OSHA Regulations

             In May 1986, the Company's Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of alleged hazardous waste deposited on the property. During July 1986, the Company entered into an agreement with the EPA and the Wisconsin Department of Natural Resources to conduct a Remedial Investigation and Feasibility Study at the site. The Remedial Investigation was completed in 1992, the Feasibility Study in 1994 and during 1993 and 1994 remedial action activities were initiated.

             As a result of an April 1989 EPA Unilateral Order, and August 1990 EPA Record of Decision, followed by a directive from the Department of the Army, the Company implemented an alternative drinking water system for approximately 200 homes and businesses in an area adjacent to the site. This system has since been installed and become fully operational. In August 1993, after extensive negotiations with the EPA, the Company entered into a settlement agreement to reimburse remediation costs, plus interest, for groundwater contamination affecting a municipal well field allegedly related to the site.

             In February 1988 the Company entered into an agreement with the Department of the Army pursuant to which the Army funded $5,000,000 of environmental restoration costs related to the site. Based on Remedial Investigation/Feasibility Study costs, the Army's direction to implement the alternative drinking water system and costs for remedial action, it became apparent that additional government funding was necessary (a factor that was identified as a possibility in the original agreement with the government). Further legislative action in 1992 resulted in an additional $7,000,000 for funding environmental restoration activities, which was placed under a funding agreement with the Company in 1993. A further supplement of $2,334,000 was included in 1994 legislative action. As a result of the 1993 EPA settlement, together with current and future remediation activities, efforts are ongoing to obtain additional funds for site-related environmental restoration costs in accordance with the provisions of the 1988 Agreement.

             It does not presently appear that the ultimate liability associated with the unresolved environmental contingencies will have a material effect on the financial condition of the Company. If the Army honors its contractual obligations there will not be any material effect on the results of operations. There is, of course, always the possibility that something unforeseen could occur. It is not possible to provide an opinion on the ultimate determination of such an unforeseeable event.

             4.  Number of Employees of the Company

             As of December 31, 1994, the Company had 674 employees.

             5.  Industry Practices Related to Working Capital Requirements

     The major portion of the Company's commercial sales were made with terms of 90 days or shorter. A small portion of the sales were made with seasonal dating provisions.

             Inventory levels increase in advance of the selling period for products which are seasonal, such as heaters, and in preparation for new product introductions. Inventory build-up also occurs to create stock levels required to support the higher sales which occur in the latter half of each year. Recent changes in the buying practices of the Company's customers indicate a movement away from substantial advance stocking orders and to smaller, more frequent orders. As this trend continues and is expanded upon, the Company is being required to carry larger finished goods inventories than those historically maintained. The Company purchases components and raw materials in advance of production requirements where such purchases are required to ensure supply or provide advantageous long-term pricing.

             6.  Backlog

             Shipment of most of the Company's commercial products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog. New product introductions do result in order backlogs which vary from product to product and as to timing of introduction.

              C.  INDUSTRY SEGMENTS

             The Company operates in one Business Segment.

ITEM 2.      PROPERTIES (Owned Except Where Indicated)

             The Company's principal Eau Claire facilities are approximately 560,000 square feet of which 428,000 square feet were related to ordnance activities. Leases for 28,610 square feet have been entered into with outside tenants. The Company's corporate office is also located in Eau Claire.

             The Company manufactures consumer products in Jackson, Mississippi and Alamogordo, New Mexico.

             The Jackson plant contains 283,000 square feet, of which 183,000 square feet is used for warehousing.

             The facility at Alamogordo contains 163,200 square feet, of which 24,800 square feet is used for warehousing.

             The Company has a 162,400 square foot building at Canton, Mississippi which is used primarily for warehousing, distribution and in part for product service functions. An additional 24,000 square feet has been leased in adjacent buildings for storage area.

ITEM 3.      LEGAL PROCEEDINGS

             The Company is subject to various action incidental to its normal business operations. In the opinion of management such actions will be resolved for amounts which in the aggregate will not be material in relation to the financial statements.

             See Item 1.B.3. for comment regarding EPA actions.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided with regard to the executive officers of the registrant:

                                                                                          FAMILY
        NAME                                        TITLE                  AGE         RELATIONSHIP

Melvin S. Cohen                Chairman of the Board                       77           Father of
                                                                                       Maryjo Cohen

Joseph H. Berney               Vice-Chairman and                           62             None
                                    Director of Sales

Maryjo Cohen                        President, Chief Executive,            42           Daughter of
                                    Operating and Financial                           Melvin S. Cohen
                                    Officer

Richard F. Anderl              Vice-President, Engineering                 51             None

James F. Bartl                  Secretary                                  54             None


             Mr. Cohen was elected Chairman of the Board in May, 1975. Prior to that date he was President, a position which he again held from November, 1986 to May, 1989.

             Mr. Berney was elected Vice-President in May, 1969, to the additional position of Treasurer in January, 1971, to Senior Vice-President in May, 1982, President on September 1, 1983 and Vice-Chairman in November, 1986. He became Director of Sales in February, 1989.

             Ms. Cohen was elected Treasurer in September, 1983, to the additional positions of Vice- President in May, 1986 and President in May 1989. She has been associated with the registrant since 1976. Prior to becoming an officer, she was Associate Resident Counsel and Assistant to the Treasurer.

             Mr. Anderl was elected Vice-President in May, 1989. He has been associated with the registrant since 1963 and prior to becoming an officer, he was Director of Engineering

             Mr. Bartl was elected Secretary in May, 1978. He has been associated with the registrant since 1969. Prior to becoming an officer, he was Resident Counsel and Director of Industrial Relations, positions he continues to hold.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Record of Dividends Paid and Market Price of Common Stock

                                        1994 Fiscal Year                            1993 Fiscal Year
                                   Applicable        Market Price              Applicable          Market Price
                               Dividends Paid                                Dividends Paid
                                   per Share          High        Low          per Share          High       Low
Prior Year                          -                  -                -        $2.55              -          -
First Quarter                   $1.90                $48          $43 3/4            -            $60 1/8    $49 7/8
Second Quarter                      -                 45 1/8       39 1/2            -             56 3/8     50
Third Quarter                       -                 43 7/8       39 1/8            -             55 1/4     50
Fourth Quarter                      -                 43 1/8       39 1/8            -             56 1/4     45 1/2

Full Year                       $1.90                $48          $39 1/8        $2.55            $60 1/8    $45 1/2


             Common stock of National Presto Industries, Inc., is traded on the New York Stock Exchange using the symbol NPK. As of December 31, 1994, there were 1,362 stockholders. There were 1337 stockholders as of February 28, 1995, the latest practicable date.

ITEM 6.  SELECTED FINANCIAL DATA


             (In thousands except per share data)

For the Years Ended December 31,               1994         1993         1992          1991         1990

Net sales                                      $128,070     $118,580    $128,263     $161,522     $127,008
Net earnings                                   $ 21,455     $ 18,655    $ 25,882     $ 36,703     $ 29,120
Net earnings per common and
     common equivalent share                   $   2.92     $   2.55    $   3.53     $   4.98     $   3.94
Total assets                                   $291,036     $283,004    $263,928     $268,591     $241,958
Long-term debt                                 $  5,103     $  5,103    $  5,103     $  5,103     $  5,103
Dividends paid per common share
     applicable to current year                $   1.90            -    $   1.25     $   1.00     $   2.55

Dividends paid per common share
     applicable to subsequent year                    -            -    $   2.55     $   1.70     $   1.60

              Total dividends paid             $   1.90  $         - *  $   3.80     $   2.70     $   4.15


*  The 1993 dividend was paid on December 28, 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATION

1994 Compared to 1993

Net sales increased by $9,490,000 from $118,580,000 to $128,070,000, primarily due to new product introductions, offset in part by a decrease in sales from products that were either no longer part of the line or that had matured, and the cessation of revenues from the storage and maintenance of government equipment.

Gross profit for 1994 increased $2,775,000 primarily due to the increased volume, offset in part by cost increases stemming from higher commodity prices, costs entailed in storage and handling of carryover products, and the impact of the LIFO adjustment which was considerably more unfavorable in 1994 than in 1993. See Footnote B for additional information on the LIFO adjustments. Gross margins as a percentage of sales were 40% in both periods.

Selling and general expenses decreased $823,000 primarily as a result of decreased selling and advertising expenses. As a percentage of sales, selling and general expenses decreased from 23% to 21%.

Other income increased from the 1993 level primarily as a result of a higher level of invested funds and a higher pretax rate of return on the Company's portfolio of short-term marketable securities.

Earnings before provision for income taxes increased $4,357,000 from $26,162,000 to $30,519,000. The provision for income taxes increased from $7,507,000 to $9,064,000, the effective income tax rate increased from 29% to 30%, as a result of increased earnings subject to tax. Net earnings increased $2,800,000 from $18,655,000 to $21,455,000, or 15%.

The Company maintains adequate liquidity for all of its anticipated capital requirements. As of year-end 1994, there were no material capital commitments outstanding.

1993 Compared to 1992

Net sales decreased by $9,683,000 from $128,263,000 to $118,580,000, primarily due to decreased unit volume sales by the Company's commercial division, but also due to the discounted pricing of TaterTwister* curly cutters, and the partial elimination of storage and complete elimination of maintenance revenue from the storage and maintenance of equipment for the Defense Department.

Gross profit for 1993 decreased $11,905,000 primarily due to the volume reduction, a less favorable product mix, less favorable manufacturing variances, and the comparative effect of an unfavorable LIFO adjustment in 1993 versus a favorable one in 1992. See Footnote B for additional information on the LIFO adjustments. Gross margins as a percentage of sales decreased from 47% to 40%.

Selling and general expenses decreased $3.1 million in largest part due to a decrease in cooperative advertising expenditures and a reduction in patent suit related legal and professional expenditures. As a percentage of sales, selling and general expenses decreased from 24% to 23%.

Other income decreased from the 1992 level primarily as a result of a lower rate of return on the Company's portfolio of short-term marketable securities.

Earnings before provision of income taxes decreased $10,546,000 from $36,708,000 to $26,162,000. The provision for income taxes decreased from $10,826,000 to $7,507,000. The effective income tax rate was 29% in both years. See Footnote I. Net earnings decreased $7,227,000 from $25,882,000 to $18,655,000, or 28%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             A. The consolidated financial statements of National Presto Industries, Inc., and its subsidiaries and the related Report of Independent Certified Public Accountants are contained on pages F-1 through F-10 of this report.

             B. Quarterly financial data is contained in Note L in Notes to Consolidated Financial Statements.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             A listing of the Executive Officers of the Registrant is included in Part I. See Note following Item 13.

ITEM 11.  EXECUTIVE COMPENSATION

             See Note following Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             See Note following Item 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             See Note following.

   NOTE: Within 120 days after the close of the registrant's fiscal year ended December 31, 1994, the registrant will file a definitive proxy statement pursuant to regulations 14A. Therefore, pursuant to the Rules and Regulations of the Securities Exchange Act of 1934, the additional information required for Items 10, 11, 12 and 13 has been omitted and is incorporated herein from the Proxy by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             A. The following consolidated financial statements of National Presto Industries, Inc., and its subsidiaries and the related Report of Independent Certified Public Accountants are included in this report: Form 10-K Page Reference

             1. Consolidated Balance Sheets - December 31, 1994 and 1993                F-1 & F-2

             2. Consolidated Statements of Earnings - Years ended December 31,
                1994, 1993 and 1992                                                        F-3

             3. Consolidated Statements of Cash Flows - Years ended December 31,
                1994, 1993 and 1992                                                        F-4

             4. Consolidated Statements of Stockholders' Equity - Years ended
                December 31, 1994, 1993 and 1992                                           F-5

             5. Notes to Consolidated Financial Statements                             F-6 thru F-10

             6. Report of Independent Certified Public Accountants                        F-10

             Statements and schedules of the registrant have been omitted as the consolidated statements of the registrant and its subsidiaries are included. All subsidiaries included in the consolidated financial statements are wholly owned.


             B. The following Schedules and Exhibits are included in this report:

                         Schedule II - Valuation and Qualifying Accounts                  F-11

                         Exhibit 11 - Statement Re Computation of Per Share Earnings      F-12

                         Exhibit 22 - Parent and Subsidiaries                             F-13

                         Exhibit 23.1 - Auditors' Consent                                 F-14

                         Exhibit 27 - Financial Data  Schedule                            F-15

             All other Schedules and Exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.

                                   SIGNATURE

Pursuant to the Requirements of Section 13 or 14 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        NATIONAL PRESTO INDUSTRIES, INC.
                                  (registrant)



         By: /S/ Walter G. Ryberg       By: /S/ Melvin S. Cohen
                 Walter G. Ryberg               Melvin S. Cohen
                 Director

         By: /S/ John M. Sirianni       By: /S/ Joseph H. Berney
                 John M. Sirianni               Joseph H. Berney
                 Director

         By: /S/ Ralph Strangis         By: /S/ Maryjo Cohen
                 Ralph Strangis                 Maryjo Cohen
                 Director

Date:  March 24, 1995

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                            DECEMBER 31, 1994                DECEMBER 31, 1993
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                          $109,444                       $115,496

      Marketable securities                                               112,754                        105,186

      Accounts receivable                                  $  37,385                      $  28,014

         Less allowance for doubtful accounts                              36,935                         27,564
                                                                 450                            450

      Inventories:
         Finished goods                                        8,549                         13,543

         Work in process                                       1,617                          1,731

         Raw materials                                         7,416                          6,982

         Supplies                                              1,283       18,865             1,286       23,542

      Prepaid expenses
                                                                              912                            802

         Total current assets                                             278,910                        272,590

   PROPERTY,  PLANT AND EQUIPMENT:
      Land and land improvements
                                                                 140                            140

      Buildings                                                5,412                          5,412

      Machinery and equipment                                  8,166                          7,441

                                                              13,718                         12,993

         Less allowance for depreciation                       9,380        4,338             9,145        3,848

   OTHER ASSETS                                                             7,788                          6,566

                                                                         $291,036                       $283,004

The accompanying notes are an integral part of the financial statements.


CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                             December 3, 1994              December 31, 1993
LIABILITIES
   CURRENT LIABILITIES:
      Accounts payable                                                 $  16,769                     $  21,321

      Federal and state income taxes                                       7,867                         5,431

      Accrued liabilities                                                 18,358                        15,837

         Total current liabilities                                        42,994                        42,589

   LONG-TERM DEBT, to a related party                                      5,103                         5,103

   COMMITMENTS AND CONTINGENCIES                                               -                             -


STOCKHOLDERS' EQUITY

      Common stock, $1 par value:
         Authorized: 12,000,000 shares
         Issued: 7,440,518 shares                         $  7,441                       $  7,441

      Paid-in capital                                          590                            548

      Retained earnings                                    237,604                        230,087

                                                           245,635                        238,076

      Treasury stock, at cost, 102,720 shares
         in 1994 and 105,292 shares in 1993                  2,696                          2,764

            Total stockholders' equity                                   242,939                       235,312

                                                                        $291,036                      $283,004

The accompanying notes are an integral part of the financial statements.



CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)

                    For the years ended December 31,                         1994         1993          1992

Gross sales                                                              $130,364     $120,534      $130,345

      Less freight, discounts, etc.                                         2,294        1,954         2,082

Net sales                                                                 128,070      118,580       128,263

Cost of sales                                                              77,389       70,674        68,452

Gross profit                                                               50,681       47,906        59,811

Selling and general expenses                                               26,469       27,292        30,393

Operating profit                                                           24,212       20,614        29,418

Other income, principally interest                                          6,851        6,302         7,961

Interest expense                                                             (544)        (754)         (671)

      Earnings before provision for income taxes                           30,519       26,162        36,708

Provision for income taxes:
      Current:
         Federal                                                            9,013        6,527         9,925

         State                                                              1,415        1,296         1,475

      Deferred                                                            (1,364)         (316)         (574)

                                                                            9,064        7,507        10,826

         Net earnings                                                   $  21,455    $  18,655     $  25,882

Weighted average common and common
   equivalent shares outstanding                                            7,458        7,430         7,427

Net earnings per common share                                          $     2.92   $     2.55    $     3.53

The accompanying notes are an integral part of the financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                    For the years ended December 31,                         1994         1993          1992

Cash flows from operating activities:
      Net earnings                                                     $  21,455    $  18,655     $  25,882

      Adjustments to reconcile net earnings to cash flows from operating activities:
         Provision for depreciation                                        1,173        1,150         1,253
         Deferred income taxes                                            (1,364)         (316)        (574)
         Stock compensation expense 401(k)                                    91           91           144

         Changes in:
            Accounts receivable                                           (9,371)         150        10,358
            Inventories                                                    4,677       (4,266)          652
            Accounts payable and accrued expenses                         (2,031)       1,717           759
            Federal and state income taxes                                 2,436       (1,387)       (3,606)
            Other                                                           (112)        (703)          127


                    Total                                                 16,954       15,091        34,995

Cash flows from investing activities:
      Marketable securities purchased                                    (98,673)     (91,738)      (90,362)
      Marketable securities - maturities and sales                        91,105       66,003        82,413
      Acquisition of property, plant and equipment                        (1,661)      (1,038)       (1,470)
      Changes in other assets
                                                                             142          377           (29)

                    Total                                                 (9,087)     (26,396)       (9,448)

Cash flows from financing activities:
      Treasury stock transactions                                                           -
                                                                              19                         20
      Dividends paid                                                     (13,938)           -       (27,862)

                    Total                                                (13,919)           -       (27,842)

Change in cash and cash equivalents                                       (6,052)     (11,305)       (2,295)
Cash and cash equivalents at beginning of year                           115,496      126,801       129,096
Cash and cash equivalents at end of year                                $109,444     $115,496      $126,801

Supplemental disclosures of cash flow information: Cash paid during the year for:
         Interest                                                       $    544   $      754    $      671
         Income taxes                                                   $  7,991   $    9,262     $  15,285


The accompanying notes are an integral part of the financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except per share data)

      For the years ended December 31, 1994, 1993, 1992

                                              Common     Paid-in      Retained     Treasury
                                              Stock      Capital     Earnings       Stock       Total
Balance January 1, 1992                      $ 7,441      $ 411       $213,412    $ (2,882)    $218,382

Net earnings for the year                                               25,882                   25,882

Treasury stock transactions
                                                             92                         72          164

Dividends pard, $1.25 per share*                                        (9,163)                  (9,163)

Balance prior to payment of 1993
      regular and extra dividend                7,441         503      230,131      (2,810)     235,265

 Dividends paid applicable to
      1993, $2.55 per share                                            (18,699)                 (18,699)

Balance December 31, 1992                       7,441         503      211,432      (2,810)     216,566

Net earnings for the year                                               18,655                   18,655

Treasury stock transactions                                    45                       46           91


Balance December 31, 1993                       7,441         548      230,087      (2,764)     235,312

Net earnings for the year                                               21,455                   21,455

Treasury stock transactions                                    42                       68          110


Dividends paid, $1.90 per share                                        (13,938)                 (13,938)

Balance December 31, 1994                     $ 7,441       $ 590     $237,604    $ (2,696)    $242,939

* Does not include the December 28, 1992 payment of the 1993 regular and extra dividend.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                   (1) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of National Presto Industries, Inc. and its subsidiaries all of which are wholly- owned. All material intercompany accounts and transactions are eliminated.

                   (2) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: The Company considers all highly liquid marketable securities with a maturity of one week or less to be cash equivalents. The Company's cash equivalents and marketable securities are diversely invested principally in A-rated or higher tax exempt bonds issued by entities throughout the United States. For 1993, marketable securities were valued at cost plus accrued interest, which approximated market and fair value. During 1994, the Company adopted Statement of Financial Accounting Standards No 115 (SFAS#115) "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS 115 did not have a material effect on the financial statements. The Company has classified all marketable securities as available-for-sale under SFAS 115, which requires the securities to be reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31,1994, cost approximated market value for all investments using the specific identification method. The contractual maturities of the securities held at December 31, 1994 were $81,081,000 in 1995, $30,232,000 in 1996 and $1,441,000 with indeterminate maturities.

                   (3) INVENTORIES: Inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out
(LIFO) method.

                   (4) PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Depreciation is computed over the estimated useful lives of the property using the straight line method.

                   (5) REVENUE RECOGNITION: The Company recognizes revenues when product is shipped.

             B.  INVENTORIES:

                   The aggregate amount of inventories valued on the LIFO basis is $17,886,000 and $22,256,000 as of December 31, 1994 and 1993, respectively.
Under LIFO, inventories are valued at approximately $10,550,000 and $8,868,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 1994 and 1993, respectively.

                   The Company uses the LIFO method of inventory accounting to improve matching of costs and revenues.

                   The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

                                           Increase (Decrease)
                Cost of                    Net              Earnings
Year              Sales               Earnings             Per Share
1994        ($1,682,000)            $1,043,000                  $.14
1993           (674,000)               418,000                   .06
1992            728,000               (459,000)                 (.06)

                   This information is provided for comparison with companies using the FIFO basis.


             C.  ACCRUED LIABILITIES:

                   At December 31, 1994 accrued liabilities consisted of payroll $2,466,000, insurance $9,051,000, environmental $3,612,000 and other $3,229,000.
At December 31, 1993 accrued liabilities consisted of payroll $2,294,000, insurance $9,179,000, environmental $3,612,000 and other $752,000.

             D.  LONG-TERM DEBT:

                   Long-term debt at December 31, 1994 and 1993 consisted of a Convertible Senior Debenture, with interest at 10%.

                   Payment of the Convertible Senior Debenture principal amount is due January 2, 1996. The Company may redeem the Debenture at 101% of par amount as of January 5, 1995. The Debenture is convertible at the option of the holder, a private charitable foundation which is a related party, into shares of the Company's common stock based on the average daily closing price of the stock on the New York Stock Exchange for a specified time period.

                   The Company believes that it is not practicable to estimate the fair value of this financial instrument since this is a single instrument for which there is no publicly traded market.

             E.  TREASURY STOCK:

                   The Board of Directors has authorized corporate reacquisition of up to 750,000 common shares of the Company stock. No shares were acquired in 1994, 1993 and 1992.

             F.   NET EARNINGS PER COMMON SHARE:

                   Net earnings per common share are computed using the weighted average common shares outstanding during each year and includes common equivalent shares assuming conversion of the Convertible Debenture. Earnings for calculation of the per share data are adjusted to reflect add-back of interest expense on the Convertible Debenture.

             G.  STOCK OPTION PLAN:

                   On May 16, 1989, National Presto Industries, Inc Stock Option Plan was adopted. The plan reserves 100,000 shares of the Company's common stock for key employees of the Company. During 1989, the Company granted options for 5,000 shares at $39.88 per share. The options granted are exercisable 10% at date of grant and 10% additional on each of the next nine anniversary dates. Options not exercised between anniversary dates expire. Option for 250 shares were exercised (proceeds of $11,000) during 1994 leaving 500 shares exercisable at December 31, 1994. No options were exercised during 1993. Options for 2,500 shares and 3,000 shares were outstanding at December 31, 1994 and 1993, respectively.

             H.  RETIREMENT PLANS:

                   PENSION PLANS:

                   The Company has pension plans which cover the majority of employees. Pension benefits are based on an employee's years of service and compensation near the end of those years of service. The Company's funding policy has been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members. Plan assets consist primarily (82%) of interest bearing securities with the balance in corporate stocks, principally National Presto Industries, Inc, stock.

                   Assumptions used to calculate costs and actuarial present values are reviewed regularly by the Company and its independent actuaries. The assumptions used in accounting are an 8% discount rate, 5% increase in compensation levels and a 7.5% long-term rate of return on investments. The funded status of the plans is summarized below:

                                             ______(In thousands)______
    As of December 31,                   1994           1993           1992
 Fair value of plan assets             $9,330         $9,889         $9,674

 Projected benefit obligation           8,003          8,008          7,049

 Excess plan assets                    $1,327         $1,881         $2,625

 Prepaid pension expense               $3,190         $3,333          $3,399

                   401 (K) PLAN:

                   The Company has a 401 (k) retirement plan which covers substantially all employees. At its discretion, the Company will match up to 25% of the first 4% contributed by employees to the plan. The Company's matching contribution can be made with either cash or common stock. Company contributions made from the Company's treasury stock, including the Company's cash dividends, totaled $99,000 in 1994, $91,000 in 1993 and $144,000 during 1992.

             I.   INCOME TAXES:

                   The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

                                    Percent of Pre-Tax Income
                                   1994       1993       1992
Statutory rate                     35.0%      35.0%      34.0%
State tax                           2.6%       2.5%       2.9%
Tax exempt interest and dividends  (7.8%)     (8.5%)     (7.3%)
Other                               (.1%)      (.3%)      (.1%)
Effective rate                     29.7%      28.7%      29.5%

                   The Company follows the liability method of computing deferred income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in a deferred tax asset are as follows at December 31:

                    (In thousands)
                   1994       1993
Insurance       $ 3,467    $ 3,258
Environmental     1,377      1,375
Pension          (1,234)    (1,285)
Other               823       (279
                $ 4,433    $ 3,069

            J. MAJOR CUSTOMERS:

                   The Company sells its products to the retail trade throughout the United States under standard credit terms and does not require collateral to support amounts due. One customer accounted for 35% and 34% of consolidated revenues for the years ended December 31, 1994 and 1993, respectively. For the year ended December 31, 1992, two customers accounted for 31% and 14% of consolidated revenues.

             K.   ENVIRONMENTAL:

                   The Company is involved in certain environmental investigation matters and restoration activities with governmental agencies. The Company has entered into an agreement with the Department of Army that provides a vehicle for funding costs related to environmental restoration. A total of $14,334,000 has been appropriated in connection with that agreement to date. Based on costs incurred and anticipated future remediation activities, additional funds beyond the $14,334,000 will be required.

                   To the extent the Army honors its contractual obligations, there will be no material effect on the results of operations. Management believes that the impact of these environmental matters, if any, on the Company's financial condition will not be material.

             L.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

                   The following represents unaudited financial information for 1994, 1993 and 1992:

                      (In thousands)
                 Net      Gross       Net     Earnings
    Quarter     Sales     Profit   Earnings  Per Share
    1994
    First     $ 16,202   $  5,207   $  2,192  $  .31
    Second      16,487      5,200      2,220     .30
    Third       35,488     14,202      4,799     .66
    Fourth      59,893     26,072     12,244    1.65
       Total  $128,070   $ 50,681   $ 21,455  $ 2.92

    1993
    First     $ 22,370   $  7,612   $  3,096  $  .43
    Second      14,275      5,344      2,628     .36
    Third       24,663     10,364      4,335     .60
    Fourth      57,272     24,586      8,596    1.16
       Total  $118,580   $ 47,906   $ 18,655  $ 2.55

    1992
    First     $ 24,871   $ 10,064   $  4,732  $  .65
    Second      17,533      7,405      4,013     .55
    Third       26,755     12,018      5,417     .74
    Fourth      59,104     30,324     11,720    1.59
       Total  $128,263   $ 59,811   $ 25,882  $ 3.53

                   The Company's operations are in only one industry segment.

             M.  Reclassification:

                   Certain of the 1993 and 1992 amounts have been reclassified to conform with the financial statement presentation used in 1994.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
National Presto Industries, Inc.

     We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Presto Industries, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     We have also audited Schedule II of National Presto Industries, Inc. and Subsidiaries for each of the three years in the period ended December 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/S/ Grant Thornton LLP
Minneapolis, Minnesota
February 15, 1995

               NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1994, 1993 and 1992

                                                                       (In thousands)

              Column A                            Column B       Column C         Column D        Column E
                                                 Balance at                                     Balance at
                                                  Beginning                                          End
              Description                         of Period   Additions (A)   Deductions (B)      of Period
Deducted from assets:
   Allowance for doubtful accounts:
      Year ended December 31, 1994                $   450      $    122         $    122       $    450

      Year ended December 31, 1993                $   450      $   (374)        $   (374)      $    450

      Year ended December 31, 1992                $   450      $    256         $    256       $    450


Notes:
   (A)  Amounts charged to selling and general expenses

   (B)  Principally bad debts written off, net of recoveries