Form 10-Q
period 1995-04-02
NATIONAL PRESTO INDUSTRIES INC
filed 1995-05-12
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended . . .  April 2, 1995   Commission file number . . .  .1-.2451


  . . . . . . . . . . . . .NATIONAL PRESTO INDUSTRIES, INC. . . . . . . . . .
             (Exact name of registrant as specified in its charter)


            WISCONSIN . . . . . . . . . . . . . . . . . . 39-0494170
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                         Identification No.)


          3925 NORTH HASTINGS WAY
 . . . .  EAU CLAIRE, WISCONSIN  . . . . . . . . . . . . . . .54703-3703
(Address of principal executive offices)                       (ZipCode)


Registrant's telephone number, including area code  .  . . . . .  715-839-2121

         There were 7,339,066 shares of the Issuer's Common Stock outstanding as the close of the period covered by this report.


         * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes . X . No . . .




NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 2, 1995 and December 31, 1994
     (Unaudited)
(Dollars in thousands)

                                                    1995                  1994

ASSETS
   CURRENT ASSETS:
  Cash and cash equivalents                       $ 99,301              $109,444

  Marketable securities                            114,719               112,754

  Accounts receivable, net                          16,856                36,935

  Inventories:
     Finished goods                    $ 11,732              $  8,549

     Work in process                      2,303                 1,617

     Raw materials                        5,306                 7,416

     Supplies                             1,591     20,932      1,283     18,865

  Prepaid expenses                                     584                   912

     Total current assets                          252,392               278,910

PROPERTY,  PLANT AND EQUIPMENT:          14,610                13,718

     Less allowance for depreciation      9,700      4,910      9,380      4,338

OTHER ASSETS                                         7,788                 7,788

                                                  $265,090              $291,036


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 2, 1995 and December 31, 1994
     (Unaudited)
(Dollars in thousands)

                                               1995                1994

LIABILITIES
  CURRENT LIABILITIES:
     Accounts payable                              $  9,849             $ 16,769

     Federal and state income taxes                   2,361                7,867

     Accrued liabilities                             18,016               18,358

        Total current liabilities                    30,226               42,994

   LONG-TERM DEBT, to a related party                 5,103                5,103

   COMMITMENTS AND CONTINGENCIES                         --                   --


STOCKHOLDERS' EQUITY

     Common stock, $1 par value:
        Authorized: 12,000,000 shares
        Issued: 7,440,518 shares        $  7,441              $  7,441

     Paid-in capital                         608                   590

     Retained earnings                   224,375               237,604

                                         232,424               245,635

     Treasury Stock, at cost               2,663                 2,696

           Total stockholders' equity               229,761              242,939

                                                   $265,090             $291,036


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Quarter Ended April 2, 1995 and April 3, 1994
     (Unaudited)
(In thousands except per share data)

                                                     1995        1994

Net sales                                         $ 17,962    $ 16,202

Cost of sales                                       12,755      10,995

     Gross profit                                    5,207       5,207

Selling and general expenses                         4,778       4,154

     Operating profit                                  429       1,053

Other income, principally interest                   2,382       1,653

Interest expense                                      (137)       (128)

     Earnings before provision for income taxes      2,674       2,578

Provision for income taxes:

     Federal                                           111         322

     State                                              16          64

     Net Earnings                                 $  2,547    $  2,192

Weighted average common and common
   equivalent shares outstanding                     7,462       7,438

Net earnings per common and common
   equivalent shares outstanding                  $    .35    $    .31

Cash dividends declared per common share:
     Regular                                      $   1.95    $   1.90
     Extra                                            0.20        --
                                                  $   2.15    $   1.90

The accompanying notes are an integral part of the financial statements.




NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
April 2, 1995 and April 3, 1994
     (Unaudited)
     (In thousands)


                                                                              1995         1994
Cash flows from operating activities:

     Net earnings                                                         $   2,547     $  2,192

     Adjustments to reconcile net earnings to cash flows from operating activities:
        Provision for depreciation                                              332          258
        Stock compensation expense 401(k)                                        28           30
        Changes in:
           Accounts receivable                                               20,079       11,029
           Inventories                                                       (2,067)         517
           Accounts payable and accrued expenses                             (7,262)     (13,740)
           Federal and state income taxes                                    (5,506)      (2,977)
           Other                                                                330          324
                  Total                                                       8,481       (2,367)

Cash flows from investing activities:

     Marketable securities purchased                                        (10,764)     (22,971)
     Marketable securities - maturities and sales                             8,799       30,321
     Acquisition of property, plant and equipment                              (906)        (389)
                  Total                                                      (2,871)       6,961

Cash flows from financing activities:

     Treasury stock transactions                                                 24           19
     Dividends paid                                                         (15,777)     (13,938)
                  Total                                                     (15,753)     (13,919)

Change in cash and cash equivalents                                         (10,143)      (9,325)
Cash and cash equivalents at beginning of period                            109,444      115,496
Cash and cash equivalents at end of period                                $  99,301    $ 106,171


The accompanying notes are an integral part of the financial statements.




                                  NOTES TO FINANCIAL STATEMENTS



NOTE A

Earnings per share are computed using the weighted average common shares outstanding during each period, including common equivalent shares assuming conversion of the convertible debenture. Earnings for calculation of the per share data are adjusted to reflect addback of interest expense on the convertible debenture.
__________________________________________________________________

The foregoing information for the periods ended April 2, 1995, and April 3, 1994, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1994, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1994 Annual Report. Interim results for the period are not indicative of those for the year.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison First Quarter 1995 and 1994

         Net sales increased by $1,760,000 from $16,202,000 to $17,962,000, primarily due to new product introductions, offset in part by a decrease in sales from products that were either no longer part of the line or that had matured.

         Gross profit dollars were the same in both periods. Gross margins as a percentage of sales decreased from 32% to 29%, primarily due to cost increases stemming from higher material prices.

         The Company accrues unexpended advertising costs budgeted for the year against each quarter's sales. Major advertising commitments are incurred in advance of the expenditures and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers' purchase to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represent that percentage of the annual advertising budget associated with that quarter's shipments. Revisions to this budget result in periodic changes to the accrued liability for committed advertising expenditures.

         Earnings before provision for income taxes increased $96,000 from $2,578,000 to $2,674,000, or 4%. The provision for income taxes decreased from $386,000 to $127,000, and the effective income tax rate decreased from 15% to 5%, as a result of decreased earnings subject to tax. Net earnings increased $355,000 from $2,192,000 to $2,547,000, or 16%.

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

                   Exhibit 27 - Financial Data Schedule for SEC use

              (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.



                                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         ____NATIONAL PRESTO INDUSTRIES, INC.___




Date:  May 1, 1995                   ____________________________/S/ M. S. COHEN
                                     M. S. Cohen, Chairman of the Board




Date:  May 1, 1995                  ____________________________/S/ M. J. COHEN
                                    M J. Cohen, President
                                    (Chief Executive, Operating and Financial
                                    Officer)