Form 10-Q
period 1995-07-02
NATIONAL PRESTO INDUSTRIES INC
filed 1995-08-15
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended . . .  July 2, 1995 . . Commission file number  . . .  1-.2451


       . . . . . . . . . NATIONAL PRESTO INDUSTRIES, INC. . . . . . . . .
             (Exact name of registrant as specified in its charter)


 . . . .  WISCONSIN   . . . . . . . . . . . . . . . . . . .  39-0494170  . . . .
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


        3925 NORTH HASTINGS WAY
 . . . . EAU CLAIRE, WISCONSIN  . .. . . . . . . . . . . . . . .  54703-3703 . .
   (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code . . . .  715-839-2121 . . . .


             There were 7,339,535 shares of the Issuer's Common Stock outstanding as the close of the period covered by this report.

             * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



                                      Yes . X .         No . . .


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 2, 1995 and December 31, 1994
(Unaudited)
(Dollars in thousands)

             December 31,                                                 1995                     1994
ASSETS
   CURRENT ASSETS:
             Cash and cash equivalents                                         $106,546                 $109,444

             Marketable securities                                              100,995                  112,754

             Accounts receivable, net                                            16,345                   36,935

             Inventories:
                Finished goods                                    $ 17,141                $   8,549

                Work in process                                      2,813                    1,617

                Raw materials                                        6,629                    7,416

                Supplies                                             1,403       27,986       1,283       18,865

             Prepaid expenses
                                                                                    243                      912

                Total current assets                                            252,115                  278,910

   PROPERTY,  PLANT AND EQUIPMENT:                                  15,764                   13,718

                Less allowance for depreciation                     10,038        5,726       9,380        4,338

   OTHER ASSETS                                                                   7,788                    7,788

                                                                               $265,629                 $291,036


The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 2, 1995 and December 31, 1994
(Unaudited)
(Dollars in thousands)
                                                                           1995                     1994
LIABILITIES
   CURRENT LIABILITIES:
             Current Portion of Long-term Debt                               $    5,103                 $      -

             Accounts payable                                                     9,158                   16,769

             Federal and state income taxes                                       1,338                    7,867

             Accrued liabilities                                                 17,752                   18,358

                Total current liabilities                                        33,351                   42,994

   LONG-TERM DEBT, to a related party                                                 -                    5,103

COMMITMENTS AND CONTINGENCIES                                                         -                        -


STOCKHOLDERS' EQUITY

             Common stock, $1 par value:
                Authorized: 12,000,000 shares
                Issued: 7,440,518 shares                         $   7,441                $   7,441

             Paid-in capital                                           616                      590

             Retained earnings                                     226,871                  237,604

                                                                   234,928                  245,635

             Treasury Stock, at cost                                 2,650                    2,696

                   Total stockholders' equity                                   232,278                  242,939

                                                                               $265,629                 $291,036


The accompanying notes are an integral part of the financial statements.


National Presto Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months ended July 2, 1995 and July 3, 1994 (Unaudited) (In thousands except per share data)
                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    1995         1994        1995         1994
Net Sales                                                         $ 15,882    $  16,487    $ 33,844    $  32,689

Cost of Sales                                                       11,400       11,287      24,155       22,282

      Gross profit                                                   4,482        5,200       9,689       10,407

Selling and general expenses                                         3,948        4,050       8,726        8,204

      Operating profit                                                 534        1,150         963        2,203

Other income, principally interest                                   2,265        1,585       4,647        3,238

Interest expense                                                      (128)        (128)       (265)        (256)

  Earnings before provision for income taxes                         2,671        2,607       5,345        5,185

Provision for income taxes:

  Federal                                                              157          344         268          666

  State                                                                 17           43          33          107

    Net earnings                                                 $   2,497   $    2,220   $   5,044   $    4,412

Weighted average common and common equivalent
  shares outstanding                                                 7,461        7,450       7,461        7,450

Net earnings per common and common equivalent
  shares outstanding                                             $    0.35   $     0.30   $    0.70   $     0.61

Cash dividends declared and paid per common share:
      Regular                                                    $       -   $        -   $    1.95   $     1.90

      Extra                                                              -            -        0.20            -

                                                                 $       -   $        -   $    2.15   $     1.90


The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended July 2, 1995 and July 3, 1994
             (Unaudited)
             (In thousands)

                                                                               1995                     1994
Cash flows from operating activities:

             Net earnings                                                    $    5,044               $    4,412

             Adjustments to reconcile net earnings to cash
                flows from operating activities:
                Provision for depreciation                                          680                      525
                Stock compensation expense 401(k)                                    49                       50
                Changes in:
                   Accounts receivable                                           20,590                   11,107
                   Inventories                                                   (9,121)                  (2,737)
                   Accounts payable and accrued expenses                         (8,217)                 (13,116)
                   Federal and state income taxes                                (6,529)                  (3,748)
                   Other                                                            664                      655
                          Total                                                   3,160                  (2,852)

Cash flows from investing activities:

             Marketable securities purchased                                    (31,921)                 (38,721)
             Marketable securities - maturities and sales                        43,680                   37,827
             Acquisition of property, plant and equipment                        (2,072)                  (1,065)
             Proceeds from sale of property, plant and equipment                      9                        2
                          Total                                                   9,696                  (1,957)

Cash flows from financing activities:

             Treasury stock transactions                                             23                       19
             Dividends paid                                                     (15,777)                 (13,938)
                          Total                                                 (15,754)                 (13,919)

Change in cash and cash equivalents                                              (2,898)                 (18,728)
Cash and cash equivalents at beginning of period                                109,444                  115,496
Cash and cash equivalents at end of period                                     $106,546                $  96,768


The accompanying notes are an integral part of the financial statements.

               NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A

Earnings per share are computed using the weighted average common shares outstanding during each period, including common equivalent shares assuming conversion of the convertible debenture. Earnings for calculation of the per share data are adjusted to reflect addback of interest expense on the convertible debenture.
------------------------------------------------------------------------

The foregoing information for the periods ended July 2, 1995, and July 3, 1994, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1994, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1994 Annual Report. Interim results for the period are not indicative of those for the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison Second Quarter 1995 and 1994

             Net sales decreased by $605,000 from $16,487,000 to $15,882,000, primarily due to decreased unit volume

             Gross profit as a percentage of sales decreased from 32% to 28%, primarily due to cost increases stemming from higher material prices.

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

             Other income increased from the 1994 level due to a higher level of invested funds in the Company's portfolio of short-term marketable securities and a higher tax exempt rate of return.


             Earnings before provision for income taxes increased $64,000 from $2,607,000 to $2,671,000, or 2%. The provision for income taxes decreased from $387,000 to $174,000, and the effective income tax rate decreased from 15% to 7%, as a result of decreased earnings subject to tax. Net earnings increased $277,000 from $2,220,000 to $2,497,000, or 12%.

             The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

Comparison of the First Six Months 1995 and 1994

             Net sales increased $1,155,000 from $32,689,000 to $33,844,000, primarily due to prior year new product introductions, offset in part by a decrease in sales from products that were either no longer part of the line or that had matured.

             Gross profit as a percentage of sales decreased from 32% to 29%, primarily due to cost increases stemming from higher material prices.

             The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months.

             Other income increased from the 1994 level due to a higher level of invested funds in the Company's portfolio of short-term marketable securities and a higher tax exempt rate of return.

             Earnings before provision for income taxes increased $160,000 from $5,185,000 to $5,345,000, or 3%. The effective income tax rate decreased from 15% to 6%, as a result of decreased earnings subject to tax. Net earnings increased $632,000 from $4,412,000 to $5,044,000, or 14%.

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


                                                  ____NATIONAL PRESTO INDUSTRIES, INC.___




Date:  August 1,  1995                            ____________________________/S/ M. S. COHEN
----------------------
                                                               M. S. Cohen, Chairman of the Board




Date:  August 1, 1995                             ____________________________/S/ M. J. COHEN
---------------------
                                                               M J. Cohen, President
                                                               (Chief Executive, Operating and Financial
                                                                        Officer)