Form 10-Q
period 1995-09-30
NATIONAL PRESTO INDUSTRIES INC
filed 1995-11-14
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended . . .October 1, 1995   Commission file number   . . .  1-.2451



              . . . . . NATIONAL PRESTO INDUSTRIES, INC. . . . . .
             (Exact name of registrant as specified in its charter)


             WISCONSIN  . . . . . . . . . . . . . . . . . . .  39-0494170
   (State or other jurisdiction of.                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)


          3925 NORTH HASTINGS WAY
      . .  EAU CLAIRE, WISCONSIN  .. . . . . . . . . . . . . .  54703-3703   . .
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   . . . . . .  715-839-2121


     There were 7,351,460 shares of the Issuer's Common Stock outstanding as the close of the period covered by this report.


     * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes . X .         No


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 1, 1995 and December 31, 1994
(Unaudited)
(Dollars in thousands)
                                                                   1995                             1994
ASSETS
   CURRENT ASSETS:
       Cash and cash equivalents                                         $  97,616                       $109,444

       Marketable securities                                               101,610                        112,754

       Accounts receivable, net                                             29,386                         36,935

       Inventories:
          Finished goods                                    $  25,981                     $    8,549

          Work in process                                       2,526                          1,617

          Raw materials                                         7,409                          7,416

          Supplies                                              1,261       37,177             1,283       18,865

       Prepaid expenses                                                        146                            912

          Total current assets                                             265,935                        278,910

   PROPERTY,  PLANT AND EQUIPMENT:                             17,001                         13,718

          Less allowance for depreciation                      10,275        6,726             9,380        4,338

   OTHER ASSETS                                                              7,788                          7,788

                                                                          $280,449                       $291,036


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 1, 1995 and December 31, 1994
(Unaudited)
(Dollars in thousands)
                                                                      1995                           1994
LIABILITIES
   CURRENT LIABILITIES:
       Notes Payable                                                    $    8,300                       $     --

       Accounts payable                                                     12,810                         16,769

       Federal and state income taxes                                        2,748                          7,867

       Accrued liabilities                                                  18,976                         18,358

          Total current liabilities                                         42,834                         42,994

   LONG-TERM DEBT, to a related party                                           --                          5,103

COMMITMENTS AND CONTINGENCIES                                                   --                             --


STOCKHOLDERS' EQUITY

       Common stock, $1 par value:
          Authorized: 12,000,000 shares
          Issued: 7,440,518 shares                         $    7,441                     $    7,441

       Paid-in capital                                            844                            590

       Retained earnings                                      231,668                        237,604

                                                              239,953                        245,635

       Treasury Stock, at cost                                  2,338                          2,696

             Total stockholders' equity                                    237,615                        242,939

                                                                          $280,449                       $291,036



The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months ended October 1, 1995 and October 2, 1994
(Unaudited)
(In thousands except per share data)                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               1995         1994               1995         1994
Net Sales                                                   $  29,039    $  35,488         $  62,883    $  68,177

Cost of Sales                                                  19,348       21,286            43,503       43,568

      Gross profit                                              9,691       14,202            19,380       24,609

Selling and general expenses                                    7,196        9,034            15,922       17,238

      Operating profit                                          2,495        5,168             3,458        7,371

Other income, principally interest                              2,140        1,726             6,787        4,964

Other, principally litigation settlement                        2,316           --             2,316           --


Interest expense                                                 (251)        (160)             (516)        (416)

  Earnings before provision for income taxes                    6,700        6,734            12,045       11,919

Provision for income taxes:

  Federal                                                       1,568        1,688             1,836        2,354

  State                                                           335          247               368          354

    Net earnings                                           $    4,797   $    4,799        $    9,841   $    9,211

Weighted average common and common equivalent
  shares outstanding                                            7,346        7,461             7,346        7,461

Net earnings per common and common equivalent
  shares outstanding                                       $     0.65   $     0.66        $     1.35   $     1.27

Cash dividends declared and paid per common share:
      Regular                                              $       --   $       --        $     1.95   $     1.90
      Extra                                                $       --   $       --              0.20           --
                                                           $       --   $       --        $     2.15   $     1.90


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended October 1, 1995 and October 2, 1994
       (Unaudited)
       (In thousands)
                                                                            1995                           1994
Cash flows from operating activities:

       Net earnings                                                     $    9,841                     $    9,211

       Adjustments to reconcile net earnings to cash flows from operating activities:

          Provision for depreciation                                         1,048                            806

          Stock compensation expense 401(k)                                     56                             69
          Early retirement of debt                                             534                             --
          Changes in:
             Accounts receivable                                             7,549                        (1,584)
             Inventories                                                  (18,312)                        (2,759)
             Accounts payable and accrued expenses                         (3,341)                        (6,024)
             Federal and state income taxes                                (5,119)                        (2,450)
             Other                                                            759                            719
                    Total                                                  (6,985)                        (2,012)

Cash flows from investing activities:

       Marketable securities purchased                                    (85,219)                       (82,984)
       Marketable securities - maturities and sales                         96,363                         88,561
       Acquisition of property, plant and equipment                        (3,438)                        (1,513)
       Proceeds from sale of property, plant and equipment                      9                              2
                    Total                                                    7,715                          4,066

Cash flows from financing activities:

       Net change in short-term debt                                         8,300                            --

       Payment of long-term debt                                           (5,103)                            --

       Treasury stock transactions                                             22                             18
       Dividends paid                                                     (15,777)                       (13,938)
                    Total                                                 (12,558)                       (13,920)

Change in cash and cash equivalents                                       (11,828)                       (11,866)
Cash and cash equivalents at beginning of period                           109,444                        115,496
Cash and cash equivalents at end of period                               $  97,616                       $103,630

 The accompanying notes are an integral part of the financial statements.



               NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A

Earnings per share are computed using the weighted average common shares outstanding during each period, including common equivalent shares assuming conversion of the convertible debenture. Earnings for calculation of the per share data are adjusted to reflect addback of interest expense on the convertible debenture.
________________________________________________________________________

The foregoing information for the periods ended October 1, 1995, and October 2, 1994, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1994, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1994 Annual Report. Interim results for the period are not indicative of those for the year.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Comparison Third Quarter 1995 and 1994

         Net sales decreased by $6,449,000 from $35,488,000 to $29,039,000, primarily due to decreased unit volume.

         Gross profit as a percentage of sales decreased from 40% to 33%, due in part to a less favorable product mix and in part to increases stemming from higher material prices.

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

         The other, principally litigation settlement was in largest part the non-operational receipt of $2.85 million in damages and interest resulting from the Federal Circuit Court of Appeals decision that Black & Decker infringed Presto's patent on its SaladShooter(R) electric slicer/shredder. It was offset in part by the cost of retiring a convertible debenture issued in January 1981.

         Earnings before provision for income taxes decreased $34,000 from $6,734,000 to $6,700,000. The provision for income taxes decreased from $1,935,000 to $1,903,000, and the effective income tax rate decreased from 29% to 28%, as a result of decreased earnings subject to tax. Net earnings decreased $2,000 from $4,799,000 to $4,797,000.

         The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

Comparison of the First Nine Months 1995 and 1994

         Net sales decreased $5,294,000 from $68,177,000 to $62,883,000, primarily due to decreased unit volume.

         Gross profit as a percentage of sales decreased from 36% to 31%, primarily due to cost increases stemming from higher material prices.

         The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months.

         Other income increased from the 1994 level due to a higher level of invested funds in the Company's portfolio of short-term marketable securities and a higher tax exempt rate of return.

         The other, principally litigation settlement discussed in the Third Quarter comparison also applies to the first nine months.

         Earnings before provision for income taxes increased $126,000 from $11,919,000 to $12,045,000, or 1%. The effective income tax rate decreased from 23% to 18%, as a result of decreased earnings subject to tax. Net earnings increased $630,000 from $9,211,000 to $9,841,000, or 7%.



                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibit 11 - Statement Regarding Computation of Per
                                        Share Earnings
                   Exhibit 27 - Financial Data Schedule (for SEC use only)

              (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ____NATIONAL PRESTO INDUSTRIES, INC.___




Date:  October 31,  1995            ____________________________/S/ M. S. COHEN
                                    M. S. Cohen, Chairman of the Board




Date:  October 31, 1995             ____________________________/S/ M. J. COHEN
                                    M. J. Cohen, President
                                    (Chief Executive, Operating and Financial
                                     Officer