Form 10-K405
period 1995-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 1996-03-28
CIK 80172

Page 1 of 30 Total Pages
                                                          Index to Schedules and
                                                          Exhibits is at Page 12


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission File Number 1-2451

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 29, 1996, was $303,219,139.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 1996, was 7,350,892.


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


                                     PART I


ITEM 1.  BUSINESS

         A. The business of National Presto Industries, Inc., and its consolidated subsidiaries (the "Company") consists of a single business category. Comments on individual portions of that category follow.

         COMMERCIAL

         The Company manufactures and distributes small electrical appliances and housewares, including comfort appliances, pressure cookers and canners, private label and premium sales products.

         Electrical appliances and housewares sold by the Company include pressure cookers and canners; the Presto(R) Control Master(R) single thermostatic control line of fry pans in several sizes, griddles and combination griddle/warmers and multi-purpose cookers; deep fryers of various sizes; can openers, slicer/shredders, curly cutters, potato chippers, ice cream makers and electric shoe polishers; electric heaters; corn poppers (hot air and microwave); coffeemakers; electric tea kettles; electric knives; bread slicing systems; electric knife sharpeners; and timers.

         Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel. The Company believes it is one of the principal manufacturers of pressure cookers in the United States.

         For the year ended December 31, 1995, approximately 45% of consolidated revenues were provided by cast products (fry pans, griddles, deep fryers and electric cookers), approximately 22% by motorized nonthermal appliances (can openers, slicer/shredders, curly cutters, ice cream makers, knife sharpeners, potato chippers, electric knives, bread slicing systems and shoe polishers), and approximately 29% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, corn poppers (hot air and microwave), coffeemakers, tea kettles, and heaters). For the year ended December 31, 1994, approximately 43% of consolidated revenues were provided by cast products, approximately 22% by motorized nonthermal appliances and approximately 31% by noncast/thermal appliances. For the year ended December 31, 1993, approximately 48% of consolidated revenues were provided by cast products, approximately 26% by motorized nonthermal appliances and approximately 20% by noncast/thermal appliances.

         Wal-Mart Stores, Inc., accounted for 36%, 35% and 34% of consolidated revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

         Products are sold directly to retailers throughout the United States and also through independent distributors. Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them. The loss of, or material reduction in, business from any of the Company's major customers could adversely affect the Company's business.

         The Company has a sales force of approximately nineteen employees which sells to and services customers. In selected geographic areas sales are handled by manufacturers' representatives who may handle other product lines. Sales promotional activities include television and radio. The Company's commercial business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are components and finished goods that may not have a ready market or achieve a widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sale. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

         Research and development costs related to new product development for the years 1995, 1994 and 1993 were absorbed in operations for these years and were not a material element in the aggregate costs incurred by the Company.

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

         The Company's commercial products are manufactured in plants located at Jackson, Mississippi and Alamogordo, New Mexico. The Company also purchases a significant portion of its products from nonaffiliated companies located outside the United States.

         DEFENSE

         The Company commenced defense production in 1942. From 1966 through 1980, 105MM projectiles were produced in the Eau Claire facility (utilizing Government owned equipment in Company owned buildings). Production of 8" projectiles also occurred intermittently during this period. Since completion of production in 1980, standby contracts had been received and renewed on an annual basis through September, 1992. For the period October, 1992 through September, 1993 a storage only contract was received. In September, 1993, the Pentagon exercised its option of abandoning, in place, the production equipment formerly utilized for projectile fabrication. Most of this equipment has been sold and work is in progress to restore the plant for manufacturing, or other purposes.

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

         FINANCIAL MANAGEMENT

         A separate subsidiary of the Company, a Delaware holding company, carries responsibility for the maintenance and management of funds not currently required for business activities and therefore temporarily available for investments. (See Footnote B(3) in Notes to Consolidated Financial Statements.) Income from Financial Management activities is included in Other Income in the accompanying financial statements.

         Earnings for this subsidiary may vary widely from year to year depending on interest yields on instruments meeting the investment criteria, and the extent to which funds may be needed for newly identified business activities.

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

         3.  Effects of Compliance with Environmental and OSHA Regulations

         In May 1986, the Company's Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Reponse, Compensation and Liability Act of 1980 (CERCLA) because of alleged hazardous waste deposited on the property. During July 1986, the Company entered into an agreement with the EPA and the Wisconsin Department of Natural Resources to conduct a Remedial Investigation and Feasibility Study at the site. The Remedial Investigation was completed in 1992, the Feasibility Study in 1994, and the remedial action activities initiated during 1993 and 1994 which have not been completed, are continuing.

         As a result of an April 1989 EPA Unilateral Order, an August 1990 EPA Record of Decision, followed by a directive from the Department of the Army, the Company implemented an alternative drinking water system for approximately 200 homes and businesses in an area adjacent to the site. This system has since been installed and become fully operational. In August 1993, after extensive negotiations with the EPA, the Company entered into a settlement agreement to reimburse remediation costs, plus interest, for groundwater contamination affecting a municipal well field allegedly related to the site.

         In February 1988 the Company entered into an agreement with the Department of the Army pursuant to which the Army funded $5,000,000 of environmental restoration costs related to the site. Based on Remedial Investigation/Feasibility Study costs, the Army's direction to implement the alternative drinking water system and costs for remedial action, it became apparent that additional government funding was necessary (a factor that was identified as a possibility in the original agreement with the government). Further legislative action in 1992 resulted in an additional $7,000,000 for funding environmental restoration activities, which was placed under a funding agreement with the Company in 1993. A further supplement of $15,000,000 was included in 1995 legislation, funding for which has not yet been received and may require additional Congressional action during 1996.

         It does not presently appear that the ultimate liability associated with the unresolved environmental contingencies will have a material effect on the financial condition of the Company. If the Army honors its contractual obligations there will not be any material effect on the results of operations. There is, of course, always the possibility that something unforeseen could occur.

         4.  Number of Employees of the Company

         As of December 31, 1995, the Company had 614 employees.

         5.  Industry Practices Related to Working Capital Requirements

         The major portion of the Company's commercial sales were made with terms of 90 days or shorter. A small portion of the sales were made with seasonal dating provisions.

         Inventory levels increase in advance of the selling period for products which are seasonal, such as pressure canners, heaters, and in preparation for new product introductions. Inventory build-up also occurs to create stock levels required to support the higher sales which occur in the latter half of each year. Recent changes in the buying practices of the Company's customers indicate a movement away from substantial advance stocking orders and to smaller, more frequent orders. As this trend continues and is expanded upon, the Company is being required to carry larger finished goods inventories than those historically maintained. The Company purchases components and raw materials in advance of production requirements where such purchases are required to ensure supply or provide advantageous long-term pricing.

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

       C.  INDUSTRY SEGMENTS

         The Company operates in one Business Segment.


ITEM 2.  PROPERTIES (Owned Except Where Indicated)

         The Company's principal Eau Claire facilities are approximately 560,000 square feet of which 428,000 square feet were related to ordnance activities. Leases for 31,000 square feet have been entered into with outside tenants.

         The Company's corporate office is also located in Eau Claire.

         The Company manufactures consumer products in Jackson, Mississippi and Alamogordo, New Mexico.

         The Jackson plant contains 283,000 square feet, of which 119,600 square feet is used for warehousing.

         The facility at Alamogordo contains 163,200 square feet, of which 24,800 square feet is used for warehousing.

         The Company has a 162,400 square foot building at Canton, Mississippi which is used primarily for warehousing, distribution and in part for product service functions. An additional 24,000 square feet has been leased in adjacent buildings for storage area.


ITEM 3.LEGAL PROCEEDINGS

         The Company is subject to various action incidental to its normal business operations. In the opinion of management such actions will be resolved for amounts which in the aggregate will not be material in relation to the financial statements.

         See Item 1.B.3. for comment regarding environmental actions.


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                      EXECUTIVE OFFICERS OF THE REGISTRANT


The following information is provided with regard to the executive officers of the registrant:



                                                                                        FAMILY
           NAME                           TITLE                         AGE         RELATIONSHIP
         -----------------------------------------------------------------------------------------------

         Melvin S. Cohen            Chairman of the Board                78           Father of
                                                                                    Maryjo Cohen

         Maryjo Cohen               President, Chief Executive,          43          Daughter of
                                      Operating and Financial                       Melvin S. Cohen
                                      Officer

         Richard F. Anderl          Vice-President, Engineering          52              None

         James F. Bartl             Secretary                            55              None

         Randy F. Lieble            Treasurer                            42              None


         Mr. Cohen was elected Chairman of the Board in May, 1975. Prior to that date he was President, a position which he again held from November, 1986 to May, 1989.

         Ms. Cohen was elected Treasurer in September, 1983, to the additional positions of Vice-President in May, 1986 and President in May 1989. She has been associated with the registrant since 1976. Prior to becoming an officer, she was Associate Resident Counsel and Assistant to the Treasurer.

         Mr. Anderl was elected Vice-President in May, 1989. He has been associated with the registrant since 1963 and prior to becoming an officer, he was Director of Engineering.

         Mr. Bartl was elected Secretary in May, 1978. He has been associated with the registrant since 1969. Prior to becoming an officer, he was Resident Counsel and Director of Industrial Relations, positions he continues to hold.

         Mr. Lieble was elected Treasurer in November, 1995. He has been associated with the registrant since 1977. Prior to becoming an officer, he was Manager of Investments and Contracts.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                      Record of Dividends Paid and Market Price of Common Stock
                                      ---------------------------------------------------------

                                        1995 Fiscal Year                     1994 Fiscal Year
                                        -----------------------------------------------------
                                   Applicable        Market Price              Applicable        Market Price
                                 Dividends Paid                              Dividends Paid
                                   per Share        High        Low            per Share         High      Low
                                   ---------        ----        ---            ---------         ----      ---
First Quarter                        $2.15        $42 1/2      $39 3/4          $1.90          $48       $43 3/4
Second Quarter                         --          48           40 3/4            --            45 1/8    39 1/2
Third Quarter                          --          46 3/4       42                --            43 7/8    39 1/8
Fourth Quarter                         --          44 7/8       38 3/4            --            43 1/8    39 1/8
                                 -------------------------------------          --------------------------------
Full Year                            $2.15        $48          $38 3/4          $1.90          $48       $39 1/8


         Common stock of National Presto Industries, Inc., is traded on the New York Stock Exchange under the symbol NPK. As of December 31, 1995, there were 1,200 stockholders. There were 1,176 stockholders as of February 29, 1996, the latest practicable date.


ITEM 6. SELECTED FINANCIAL DATA

             (In thousands except per share data)

   For the Years Ended December 31,       1995       1994       1993       1992       1991
   --------------------------------       ----       ----       ----       ----       ----
   Net sales                            $120,172   $128,070   $118,580   $128,263   $161,522
   Net earnings                         $ 18,969   $ 21,455   $ 18,655   $ 25,882   $ 36,703
   Net earnings per common and
        common equivalent share         $   2.61   $   2.92   $   2.55   $   3.53   $   4.98
   Total assets                         $284,927   $291,036   $283,004   $263,928   $268,591
   Long-term debt                           --     $  5,103   $  5,103   $  5,103   $  5,103
   Dividends paid per common share
        applicable to current year      $   2.15   $   1.90   $     --   $   1.25   $   1.00
   Dividends paid per common share
        applicable to subsequent year         --         --         --   $   2.55   $   1.70
                                        ====================================================
               Total dividends paid     $   2.15   $   1.90   $     --*  $   3.80   $   2.70


   *  The 1993 dividend was paid on December 28, 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

1995 Compared to 1994

Net sales decreased by $7,898,000 from $128,070,000 to $120,172,000, primarily due to a unit volume decrease.

Gross profit for 1995 decreased by $7,885,000 from $50,681,000 to $42,796,000 due to the volume decrease and cost increases stemming from rising cumulative 1994 and 1995 vendor prices without appreciable price relief from the Company's retail customers. The decline was offset in part by the impact of the LIFO adjustment which was less unfavorable in 1995 than in 1994. See footnote C for additional information on the LIFO adjustments. Gross margins as a percentage of sales was 36% versus 40% in 1995 and 1994, respectively.

Selling and general expenses increased $1,178,000 due to increased bad debt write-offs and higher administrative expenses. As a percentage of net sales, selling and general expenses increased from 21% to 23%.

Other income increased from the 1994 level primarily as a result of a higher pre-tax rate of return on the Company's portfolio of short-term marketable securities.

The other, principally litigation settlement, was the result of a non-operational receipt of $2.85 million in damages and interest resulting from the Court of Appeals for the Federal Circuit decision that Black & Decker infringed Presto's patent on its SaladShooter(R) electric slicer/shredder. It was offset in part by the cost of retiring a convertible debenture.

Earnings before provision for income taxes decreased $5,116,000 from $30,519,000 to $25,403,000. The provision for income taxes decreased from $9,064,000 to $6,434,000, which resulted in an effective income tax rate decrease from 30% to 25%, as a result of decreased earnings subject to tax. Net earnings decreased $2,486,000 from $21,455,000 to $18,969,000, or 12%.

The Company maintains adequate liquidity for all its anticipated capital requirements and dividend payments. As of year-end 1995, there were no material capital commitments outstanding.

Forward looking statements in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; competitive pressure on sales and pricing, and increase in material or production cost which cannot be recouped in product pricing.

1994 Compared to 1993

Net sales increased by $9,490,000 from $118,580,000 to $128,070,000, primarily due to new product introductions, offset in part by a decrease in sales from products that were either no longer part of the line or that had matured, and the cessation of revenues from the storage and maintenance of government equipment.

Gross profit for 1994 increased $2,775,000 primarily due to the increased volume, offset in part by cost increases stemming from higher commodity prices, costs entailed in storage and handling of carryover products, and the impact of the LIFO adjustment which was considerably more unfavorable in 1994 than in 1993. See Footnote C for additional information on the LIFO adjustments. Gross margins as a percentage of sales were 40% in both periods.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         A. The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Certified Public Accountants are contained on pages F-1 through F-11 of this report.

         B. Quarterly financial data is contained in Note M in Notes to Consolidated Financial Statements.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         See Note following Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See Note following Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Note following.

NOTE: Within 120 days after the close of the registrant's fiscal year ended December 31, 1995, the registrant will file a definitive proxy statement pursuant to regulations 14A. Therefore, pursuant to the Rules and Regulations of the Securities Exchange Act of 1934, the additional information required for Items 10, 11, 12 and 13 has been omitted and is incorporated herein from the Proxy by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The following consolidated financial statements of National Presto Industries, Inc., and its subsidiaries and the related Report of Independent Certified Public Accountants are included in this report:


                                                                                              Form 10-K
                                                                                            Page Reference
                                                                                            --------------

                  1.   Consolidated Balance Sheets - December 31, 1995 and 1994                F-1 & F-2

                  2.   Consolidated Statements of Earnings -
                       Years ended December 31, 1995, 1994 and 1993                               F-3

                  3.   Consolidated Statements of Cash Flows -
                       Years ended December 31, 1995, 1994 and 1993                               F-4

                  4.   Consolidated Statements of Stockholders' Equity -
                       Years ended December 31, 1995, 1994 and 1993                               F-5

                  5.   Notes to Consolidated Financial Statements                             F-6 thru F-10

                  6.   Report of Independent Certified Public Accountants                         F-11

         Statements and schedules of the registrant have been omitted as the consolidated statements of the registrant and its subsidiaries are included. All subsidiaries included in the consolidated financial statements are wholly owned.


         B.  The following Schedules and Exhibits are included in this report:

                        Schedule II - Valuation and Qualifying Accounts                           F-12

                        Exhibit 11 - Statement Re Computation of Per Share Earnings               F-13

                        Exhibit 22 - Parent and Subsidiaries                                      F-14

                        Exhibit 23.1 - Auditors' Consent                                          F-15

                        Exhibit 27 - Financial Data  Schedule                                     F-16


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


                        NATIONAL PRESTO INDUSTRIES, INC.
                                  (registrant)



        By: /S/ Walter G. Ryberg        By: /S/ Melvin S. Cohen
                Walter G. Ryberg                Melvin S. Cohen
                Director


        By: /S/ John M. Sirianni        By: /S/ James F. Bartl
                John M. Sirianni                James F. Bartl
                Director


        By: /S/ Ralph Strangis          By: /S/ Maryjo Cohen
                Ralph Strangis                  Maryjo Cohen
                Director


Date:  March 27, 1996


NATIONAL PRESTO INDUSTRIES, INC.                                       PAGE F-1
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                                     DECEMBER 31, 1995             DECEMBER 31, 1994
-------------------------------------------------------------------------------------------------------------------------
ASSETS

      CURRENT ASSETS:

           Cash and cash equivalents                                        $     91,448                        $109,444

           Marketable securities                                                 112,583                         112,754

           Accounts receivable                                  $  38,566                         $  37,385

              Less allowance for doubtful accounts                    450         38,116                450       36,935
                                                             -------------                     -------------

           Inventories:

              Finished goods                                       14,787                             8,549

              Work in process                                       2,397                             1,617

              Raw materials                                         7,359                             7,416

              Supplies                                              1,062         25,605              1,283       18,865
                                                             -------------                     -------------

           Prepaid expenses                                                        1,753                             912
                                                                          ---------------                   -------------

              Total current assets                                               269,505                         278,910

      PROPERTY, PLANT AND EQUIPMENT:

           Land and land improvements                                 146                               140

           Buildings                                                6,243                             5,412

           Machinery and equipment                                 10,257                             8,166
                                                             -------------                     -------------

                                                                   16,646                            13,718

              Less allowance for depreciation                       9,337          7,309              9,380        4,338
                                                             -------------                     -------------

      OTHER ASSETS                                                                 8,113                           7,788
                                                                          ---------------                   -------------

                                                                             $   284,927                        $291,036
                                                                          ===============                   =============


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC.                                        PAGE F-2
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                                     DECEMBER 31, 1995             DECEMBER 31, 1994
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES
      CURRENT LIABILITIES:

           Accounts payable                                                 $     13,717                       $  16,769

           Federal and state income taxes                                          5,224                           7,867

           Accrued liabilities                                                    19,245                          18,358
                                                                          ---------------                   -------------

              Total current liabilities                                           38,186                          42,994

      LONG-TERM DEBT, to a related party                                               -                           5,103

      COMMITMENTS AND CONTINGENCIES                                                    -                               -


STOCKHOLDERS' EQUITY

      Common stock, $1 par value:
           Authorized: 12,000,000 shares
           Issued: 7,440,518 shares                            $    7,441                        $    7,441

      Paid-in capital                                                 848                               590

      Retained earnings                                           240,797                           237,604
                                                             -------------                     -------------

                                                                  249,086                           245,635

      Treasury stock, at cost, 89,751 shares
           in 1995 and 102,720 shares in 1994                       2,345                             2,696
                                                             -------------                     -------------

              Total stockholders' equity                                         246,741                         242,939
                                                                          ---------------                   -------------

                                                                             $   284,927                        $291,036
                                                                          ===============                   =============


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC.                                        PAGE F-3
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)
                          For the years ended December 31,                      1995         1994         1993
-------------------------------------------------------------------------------------------------------------------

Gross sales                                                                     $122,378     $130,364     $120,534

              Less freight, discounts, etc.                                        2,206        2,294        1,954
                                                                            ---------------------------------------

Net sales                                                                        120,172      128,070      118,580

Cost of sales                                                                     77,376       77,389       70,674
                                                                            ---------------------------------------

Gross profit                                                                      42,796       50,681       47,906

Selling and general expenses                                                      27,647       26,469       27,292
                                                                            ---------------------------------------

Operating profit                                                                  15,149       24,212       20,614

Other income, principally interest                                                 8,625        6,851        6,302

Other, principally litigation settlement                                           2,316            -            -

Interest expense                                                                    (687)        (544)        (754)
                                                                            ---------------------------------------

              Earnings before provision for income taxes                          25,403       30,519       26,162

Provision for income taxes:

              Current:

                 Federal                                                           5,884        9,013        6,527

                 State                                                             1,055        1,415        1,296

              Deferred                                                              (505)      (1,364)        (316)
                                                                            ---------------------------------------

                                                                                   6,434        9,064        7,507
                                                                            ---------------------------------------

                 Net earnings                                                  $  18,969    $  21,455    $  18,655
                                                                            =======================================

Weighted average common and common
              equivalent shares outstanding                                        7,344        7,458        7,430
                                                                            =======================================

Net earnings per common share                                                  $    2.61    $    2.92    $    2.55
                                                                            =======================================


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC.                                        PAGE F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                     For the years ended December 31,                     1995         1994         1993
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net earnings                                                      $18,969    $  21,455    $  18,655
         Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Provision for depreciation                                       1,485        1,173        1,150
            Deferred income taxes                                             (505)      (1,364)        (316)
            Stock compensation expense 401 (k)                                  81           91           91
            Call option on early retirement of debt                            534            -            -
            Changes in:
               Accounts receivable                                          (1,181)      (9,371)         150
               Inventories                                                  (6,740)       4,677       (4,266)
               Prepaid expenses                                               (841)        (112)        (703)
               Accounts payable and accrued liabilities                     (2,165)      (2,031)       1,717
               Federal and state income taxes                               (2,643)       2,436       (1,387)
                                                                       --------------------------------------
                  Net cash provided by operating activities                  6,994       16,954       15,091
                                                                       --------------------------------------

Cash flows from investing activities:
         Marketable securities purchased                                   (98,921)     (98,673)     (91,738)
         Marketable securities - maturities and sales                       99,092       91,105       66,003
         Acquisition of property, plant and equipment                       (4,456)      (1,661)      (1,038)
         Changes in other assets                                               180          142          377
                                                                       --------------------------------------
                  Net cash used in investing activities                     (4,105)      (9,087)     (26,396)
                                                                       --------------------------------------

Cash flows from financing activities:
         Payment of long-term debt                                          (5,103)           -            -
         Treasury stock transactions                                            (6)          19            -
         Dividends paid                                                    (15,776)     (13,938)           -
                                                                       --------------------------------------
                  Net cash used in financing activities                    (20,885)     (13,919)           -
                                                                       --------------------------------------

Net decrease in cash and cash equivalents                                  (17,996)      (6,052)     (11,305)
Cash and cash equivalents at beginning of year                             109,444      115,496      126,801
                                                                       --------------------------------------
Cash and cash equivalents at end of year                                   $91,448     $109,444     $115,496
                                                                       ======================================

Supplemental disclosures of cash flow information:
         Cash paid during the year for:
            Interest                                                       $   727     $    544     $    754
            Income taxes                                                   $ 9,526     $  7,991     $  9,262


The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC.                                        PAGE F-5
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except per share data)
           For the years ended December 31, 1995, 1994, 1993
-------------------------------------------------------------------------------------------------------------

                                                 Common      Paid-in       Retained    Treasury
                                                  Stock      Capital       Earnings      Stock       Total
                                                  -----      -------       --------      -----       -----
Balance January 1, 1993                         $   7,441   $     503      $211,432   $  (2,810)    $216,566

Net earnings                                                                 18,655                   18,655

Treasury stock transactions                                        45                        46           91
                                              ---------------------------------------------------------------

Balance December 31, 1993                           7,441         548       230,087      (2,764)     235,312

Net earnings                                                                 21,455                   21,455

Treasury stock transactions                                        42                        68          110

Dividends paid, $1.90 per share                                             (13,938)                 (13,938)
                                              ---------------------------------------------------------------

Balance December 31, 1994                           7,441         590       237,604      (2,696)     242,939

Net earnings                                                                 18,969                   18,969

Treasury stock transactions                                        33                        42           75

Stock issued for call premium on early
   retirement of debt                                             225                       309          534

Dividends paid, $2.15 per share                                             (15,776)                 (15,776)

                                              ---------------------------------------------------------------
Balance December 31, 1995                       $   7,441   $     848      $240,797   $  (2,345)    $246,741
                                              ===============================================================


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC.                                        PAGE F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    NATURE OF OPERATIONS:
      The Company manufactures and distributes small electrical appliances and housewares. Products are sold directly to retail outlets throughout the United States and also through independent distributors. The manufacturing of these products is done in plants located at Jackson, Mississippi; Alamogordo, New Mexico; and a significant portion of its products are imported from nonaffiliated companies in the Pacific Rim countries. A separate subsidiary of the Company, a Delaware holding company, carries responsibility for the maintenance and management of funds not currently required for business activities and therefore temporarily available for investments.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (1) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

      (2) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of National Presto Industries, Inc. and its subsidiaries all of which are wholly-owned. All material intercompany accounts and transactions are eliminated.

      (3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: The Company considers all highly liquid marketable securities with a maturity of one week or less to be cash equivalents. Cash equivalent securities totaled $92,851,000 and $109,733,000 at December 31, 1995 and 1994.
            The Company's cash equivalents and marketable securities are diversely invested, principally in A-rated or higher tax exempt bonds issued by entities throughout the United States.

            The Company has classified all cash equivalents and marketable securities as available for sale which requires the securities to be reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 1995 and 1994, cost approximated market value for all securities using the specific identification method.

            The contractual maturities of the marketable securities held at December 31, 1995 were $79,525,000 in 1996, $23,364,000 in 1997,
            $8,253,000 in 1998, and $1,441,000 with indeterminate maturities.


      (4) INVENTORIES: Inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out
            (LIFO) method.

      (5) PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Depreciation is provided in amounts sufficient to relate the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings and 3 to 7 years for machinery and equipment.

      (6) REVENUE RECOGNITION: The Company recognizes revenues when product is shipped.

      (7) ADVERTISING: Advertising expense was $16,479,000, $17,338,000 and $17,652,000 in 1995, 1994 and 1993.

      (8) NEW ACCOUNTING STANDARDS: The Financial Accounting Standards Board has issued two accounting standards which the Company is required to adopt January 1, 1996. The first standard establishes guidance on when and how to measure impairment of long-lived assets, certain identifiable intangibles, and how to value long-lived assets to be disposed of. The second standard establishes accounting and reporting for stock-based compensation plans. This standard permits the Company to select the new fair value based method of accounting for employee stock options or the existing intrinsic value method which the Company currently follows. The Company intends to continue to use the intrinsic value method which will require additional footnote disclosures concerning its stock-based compensation plans. Management believes the adoption of these new accounting standards will not have a material effect on the Company's consolidated financial statements.

C.  INVENTORIES:

      The aggregate amount of inventories valued on the LIFO basis is $24,543,000 and $17,886,000 as of December 31, 1995 and 1994,
      respectively. Under LIFO, inventories are valued at approximately $11,524,000 and $10,550,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 1995 and 1994. The Company uses the LIFO method of inventory accounting to improve matching of costs and revenues.

      The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

                                        Increase (Decrease)
                                        -------------------
                                 Cost of          Net       Earnings
                     Year         Sales        Earnings     Per Share
                     ----         -----        --------     ---------
                     1995      $ (974,000)    $ 604,000     $    0.08
                     1994      (1,682,000)    1,043,000          0.14
                     1993        (674,000)      418,000          0.06

      This information is provided for comparison with companies using the FIFO basis.

D.  ACCRUED LIABILITIES:
      At December 31, 1995 accrued liabilities consisted of payroll $2,482,000, insurance $9,928,000, environmental $3,612,000 and other $3,223,000. At December 31, 1994 accrued liabilities consisted of payroll $2,466,000, insurance $9,051,000, environmental $3,612,000 and other $3,229,000.

E.  LONG-TERM DEBT:
      Long-term debt at December 31, 1994 consisted of a Convertible Senior Debenture, with interest at 10%. The Company retired the Debenture during 1995 and issued common stock for the call premium.

F.  TREASURY STOCK:
      The Board of Directors has authorized corporate reacquisition of up to 750,000 common shares of the Company stock. During 1995, 1,000 shares were reacquired. No shares were reacquired in 1994 and 1993.

G.  NET EARNINGS PER COMMON SHARE:
      Net earnings per common share are computed using the weighted average common shares outstanding during each year and the common equivalent shares assuming conversion of the Convertible Debenture. Earnings for calculation of the per share data are adjusted to reflect add-back of interest expense on the Convertible Debenture.

H.  STOCK OPTION PLAN:
      The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of the Company's common stock for key employees of the Company. Stock options for 1,000 shares at $39.88 per share and 2,500 shares at $41.75 per share were outstanding at December 31, 1995. Stock options for 1250 shares at $39.88 per share were outstanding at December 31, 1994.

I.  RETIREMENT PLANS:
      Pension Plans:
      The Company has pension plans which cover the majority of employees. Pension benefits are based on an employee's years of service and compensation near the end of those years of service. The Company's funding policy has been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members. Plan assets consist primarily (82%) of interest bearing securities with the balance in corporate stocks, principally National Presto Industries, Inc. common stock.

      Assumptions used to calculate costs and actuarial present values are reviewed regularly by the Company and its independent actuaries. The assumptions used are as follows: 7% and 8% discount rate in 1995 and 1994, 4.5% and 5.0% increase in compensation levels in 1995 and 1994, and 7.5% long term rate of return on investments. The funded status of the plans is summarized below:
                                                     (In thousands)
                                                     --------------
      As of December 31                       1995       1994      1993
      -----------------                       ----       ----      ----
      Fair value of plan assets             $ 9,137    $ 9,330   $ 9,889
      Projected benefit obligation            8,957      8,003     8,008
                                          -------------------------------------
      Excess plan assets                    $   180    $ 1,327   $ 1,881
                                          =====================================

      Prepaid pension expense               $ 3,012    $ 3,190   $ 3,333
                                          =====================================

      401(k) Plan:
      The Company has a 401(k) retirement plan which covers substantially all employees. At its discretion, the Company will match up to 25% of the first 4% contributed by employees to the plan. The Company's matching contribution can be made with either cash or common stock. Company contributions made from the Company's treasury stock, including the Company's cash dividends, totaled $81,000 in 1995, $99,000 in 1994, and $91,000 in 1993.

J.   INCOME TAXES:
      The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

                                          Percent of Pre-tax Income
                                          -------------------------
                                         1995         1994        1993
                                         ----         ----        ----
      Statutory rate                     35.0%        35.0%       35.0%
      State tax                           2.4%         2.6%        2.5%
      Tax exempt interest
          and dividends                 -12.0%        -7.8%       -8.5%
      Other                              -0.1%        -0.1%       -0.3%
                                  -------------------------------------
      Effective rate                     25.3%        29.7%       28.7%
                                  =====================================

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

                                         (In thousands)
                                         --------------
                                         1995         1994
                                         ----         ----
      Insurance                       $   3,810    $   3,467
      Environmental                       1,376        1,377
      Pension                            (1,160)      (1,234)
      Other                                 912          823
                                    -------------------------
                                      $   4,938    $   4,433
                                    =========================

K.    CONCENTRATIONS:
      One customer accounts for 36%, 35% and 34% of net sales for the years ended December 31, 1995, 1994 and 1993.

      Production levels at commercial plants may be affected by vendor failure to deliver tooling, material and critical parts within commitments. While recent years have witnessed virtual elimination of these circumstances, there is no assurance against recurrence. Deliveries of new products, some of which have been sourced overseas, could be delayed by labor or supply problems at the vendors or in transportation. As a consequence, these products may not be available in sufficient quantities during the prime selling period. While there has been no major incidence of such problems and the Company has made every reasonable effort to prevent occurrence, there is no assurance that such effort will be totally effective.

L.    ENVIRONMENTAL:
      The Company is involved in certain environmental investigation matters and restoration activities with governmental agencies. The Company has entered into an agreement with the Department of Army that provides a vehicle for funding costs related to environmental restoration. A total of $12,000,000 has been appropriated in connection with that agreement to date. Based on costs incurred as of December 31, 1995 of $10,300,000 and anticipated future remediation activities, additional funds beyond the $12,000,000 are required. A further supplement of $15,000,000 was included in 1995 legislation for fiscal 1996. However, those funds have not yet been obligated by the Army. To the extent the Army honors its contractual obligations, there will be no material effect on the results of operations. Management believes that the impact of these environmental matters, if any, on the Company's financial condition will not be material.

M.    INTERIM FINANCIAL INFORMATION (UNAUDITED):
      The following represents unaudited financial information for 1995, 1994, and 1993:

                                      (In thousands)
                                      --------------
                         Net           Gross        Net          Earnings
        Quarter         Sales         Profit      Earnings       Per Share
        -------         -----         ------      --------       ---------

      1995
         First       $    17,962   $     5,207   $   2,547       $    0.35
         Second           15,882         4,482       2,497            0.35
         Third            29,039         9,691       4,797            0.65
         Fourth           57,289        23,416       9,128            1.26
                     ------------------------------------------------------
            Total     $  120,172    $   42,796    $ 18,969       $    2.61
                     ======================================================

      1994
         First       $    16,202   $     5,207   $   2,192       $    0.31
         Second           16,487         5,200       2,220            0.30
         Third            35,488        14,202       4,799            0.66
         Fourth           59,893        26,072      12,244            1.65
                     ------------------------------------------------------
            Total     $  128,070    $   50,681    $ 21,455       $    2.92
                     ======================================================

      1993
         First       $    22,370   $     7,612   $   3,096       $    0.43
         Second           14,275         5,344       2,628            0.36
         Third            24,663        10,364       4,335            0.60
         Fourth           57,272        24,586       8,596            1.16
                     ------------------------------------------------------
            Total     $  118,580    $   47,906    $ 18,655       $    2.55
                     ======================================================

      The Company's operations are in one industry segment.



                                                                       PAGE F-11
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
National Presto Industries, Inc.

      We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. (a Wisconsin corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

      We have also audited Schedule II of National Presto Industries, Inc. and subsidiaries for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/S/ Grant Thornton LLP
Minneapolis, Minnesota
February 15, 1996


                NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1995, 1994 and 1993



                                                                           (In thousands)
                                                                           --------------
                   Column A                        Column B          Column C          Column D          Column E
                   --------                        --------          --------          --------          --------
                                                  Balance at                                            Balance at
                                                   Beginning                                                End
                 Description                       of Period       Additions (A)    Deductions (B)       of Period
                 -----------                       ---------       -------------    --------------       ---------

Deducted from assets:
   Allowance for doubtful accounts:

      Year ended December 31, 1995              $     450          $      572       $        572       $       450
                                               ===================================================================

      Year ended December 31, 1994              $     450          $      122       $        122       $       450
                                               ===================================================================

      Year ended December 31, 1993              $     450          $     (374)      $       (374)      $       450
                                               ===================================================================



Notes:
   (A)  Amounts charged to selling and general expenses

   (B)  Principally bad debts written off, net of recoveries