Form 10-Q
period 1996-03-31
NATIONAL PRESTO INDUSTRIES INC
filed 1996-05-10
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended . . .March 31, 1996 . . .Commission file number . . .  1-.2451


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


Registrant's telephone number, including area code   . . .   715-839-2121  . . .


      There were 7,351,759 shares of the Issuer's Common Stock outstanding as the close of the period covered by this report.


         * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes . X .       No . . .


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1996 and December 31, 1995
(Unaudited)
(Dollars in thousands)
                                                                     1996                           1995
- -------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
        Cash and cash equivalents                                         $  85,308                      $  91,448

        Marketable securities                                               112,428                        112,583

        Accounts receivable, net                                             20,539                         38,116

        Inventories:
           Finished goods                                    $  14,397                      $  14,787

           Work in process                                       3,155                          2,397

           Raw materials                                         6,411                          7,359

           Supplies                                              1,345       25,308             1,062       25,605
                                                         --------------                  -------------

        Prepaid expenses                                                      1,445                          1,753
                                                                       -------------                  -------------

           Total current assets                                             245,028                        269,505

   PROPERTY,  PLANT AND EQUIPMENT:                              17,916                         16,646

           Less allowance for depreciation                       9,744        8,172             9,337        7,309
                                                         --------------                  -------------

   OTHER ASSETS                                                               8,114                          8,113

                                                                       -------------                  -------------
                                                                           $261,314                       $284,927
                                                                       =============                  =============


The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1996 and December 31, 1995
(Unaudited)
(Dollars in thousands)
                                                                       1996                           1995
- -------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
        Accounts payable                                                      7,752                      $  13,717

        Federal and state income taxes                                          912                          5,224

        Accrued liabilities                                                  18,640                         19,245
                                                                       -------------                  -------------

           Total current liabilities                                         27,304                         38,186

COMMITMENTS AND CONTINGENCIES                                                     -                              -


STOCKHOLDERS' EQUITY

        Common stock, $1 par value:
           Authorized: 12,000,000 shares
           Issued: 7,440,518 shares                         $    7,441                     $    7,441

        Paid-in capital                                            862                            848

        Retained earnings                                      228,026                        240,797
                                                         --------------                  -------------

                                                               236,329                        249,086

        Treasury Stock, at cost                                  2,319                          2,345

                                                         --------------                  -------------
              Total stockholders' equity                                    234,010                        246,741

                                                                       -------------                  -------------
                                                                           $261,314                       $284,927
                                                                       =============                  =============


The accompanying notes are an integral part of the financial statements.

National Presto Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months ended March 31, 1996 and April 2, 1995
(Unaudited)
(In thousands except per share data)                         THREE MONTHS ENDED
                                                             1996          1995
- -----------------------------------------------------------------------------------------
Net Sales                                                    $  17,109    $  17,962

Cost of Sales                                                   13,472       12,755

                                                         ---------------------------
      Gross profit                                               3,637        5,207

Selling and general expenses                                     4,274        4,778

                                                         ---------------------------
      Operating profit (loss)                                     (637)         429

Other income, principally interest                               2,533        2,382

Interest expense                                                    --         (137)

                                                         ---------------------------
  Earnings before provision for income taxes                     1,896        2,674

Provision for income taxes:

  Federal                                                          (35)         111

  State                                                              1           16

                                                         ---------------------------
    Net earnings                                            $    1,930   $    2,547
                                                         ===========================

Weighted average common and common equivalent
  shares outstanding                                             7,351        7,462
                                                         ===========================

Net earnings per common and common equivalent
  shares outstanding                                        $     0.26   $     0.35
                                                         ===========================

Cash dividends declared and paid per common share:
      Regular                                               $     2.00   $     1.95
      Extra                                                 $       --   $     0.20
                                                         ---------------------------
                                                            $     2.00   $     2.15
                                                         ===========================



The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 1996 and April 2, 1995
        (Unaudited)
        (In thousands)
                                                                           1996                           1995
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

        Net earnings                                                     $    1,930                     $    2,547

        Adjustments to reconcile net earnings to cash flows from
           operating activities:
           Provision for depreciation                                           420                            332
           Stock compensation expense 401(k)                                     14                             28
           Changes in:
              Accounts receivable                                            17,577                         20,079
              Inventories                                                       297                         (2,067)
              Prepaid expenses                                                  308                            328
              Accounts payable and accrued liabilities                       (6,570)                        (7,262)
              Federal and state income taxes                                 (4,312)                        (5,506)
                                                                       -------------                  -------------
                    Total                                                     9,664                          8,479
                                                                       -------------                  -------------

Cash flows from investing activities:

        Marketable securities purchased                                     (26,465)                       (10,764)
        Marketable securities - maturities and sales                         26,620                          8,799
        Acquisition of property, plant and equipment                         (1,287)                          (906)
        Change in other assets                                                    3                              2
                                                                       -------------
                                                                                                      -------------
                    Total                                                    (1,129)                        (2,869)
                                                                       -------------                  -------------

Cash flows from financing activities:

        Treasury stock transactions                                              26                             24
        Dividends paid                                                      (14,701)                       (15,777)
                                                                       -------------                  -------------
                    Total                                                   (14,675)                       (15,753)
                                                                       -------------                  -------------

Change in cash and cash equivalents                                          (6,140)                       (10,143)
Cash and cash equivalents at beginning of period                             91,448                        109,444
                                                                       -------------                  -------------
Cash and cash equivalents at end of period                                $  85,308                      $  99,301
                                                                       =============                  =============


The accompanying notes are an integral part of the financial statements.



               NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

Earnings per share are computed using the weighted average common shares outstanding during each period, and in 1995 included common equivalent shares assuming conversion of the convertible debenture. In 1995 earnings for calculation of the per share data are adjusted to reflect addback of interest expense on the convertible debenture.

- ------------------------------------------------------------------------

The foregoing information for the periods ended March 31, 1996, and April 2, 1995, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1995, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1995 Annual Report. Interim results for the period are not indicative of those for the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Comparison First Quarter 1996 and 1995

         Net sales decreased by $853,000 from $17,962,000 to $17,109,000.

         Gross margins as a percentage of sales decreased from 29% to 21%, primarily due to a combination of a less favorable product mix and less favorable manufacturing variances.

         The Company accrues unexpended advertising costs budgeted for the year against each quarter's sales. Major advertising commitments are incurred in advance of the expenditures, and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers' purchase to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represent that percentage of the annual advertising budget associated with that quarter's shipments. Revisions to this budget result in periodic changes to the accrued liability for committed advertising expenditures.

         Other income increased from the 1995 level primarily as a result of the recognition of income from concluded legal matters ($476,000), offset in part by lower interest income stemming from reduced yields on a lower level of invested funds.

         Earnings before provision for income taxes decreased $778,000 from $2,674,000 to $1,896,000. The provision for income taxes decreased from $127,000 to ($34,000), and the effective income tax rate decreased from 5% to (2%), as a result of negative earnings subject to tax. Net earnings decreased $617,000 from $2,547,000 to $1,930,000, or 24%.

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

        (C)     Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       NATIONAL PRESTO INDUSTRIES, INC.




Date:  April 30,  1996                 _____________________/S/ M. J. COHEN
                                       M. J. Cohen, President
                                       (Chief Executive, Operating and Financial
                                       Officer)



Date:  April 30, 1996                   _____________________/S/ R. F. LIEBLE
                                        R. F. Lieble, Treasurer