Form 10-Q
period 1996-06-30
NATIONAL PRESTO INDUSTRIES INC
filed 1996-08-07
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended . . .June 30, 1996 . . .Commission file number  . . .  1-.2451


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


         There were 7,352,266 shares of the Issuer's Common Stock outstanding as the close of the period covered by this report.


         * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes . X .    No . . .





NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 1996 and December 31, 1995
(Unaudited)
(Dollars in thousands)
                                                                            1996                                  1995
- -------------------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
              Cash and cash equivalents                                        $  85,654                             $  91,448

              Marketable securities                                              113,538                               112,583

              Accounts receivable, net                                            18,525                                38,116

              Inventories:
                 Finished goods                                    $ 17,347                              $ 14,787

                 Work in process                                      2,678                                 2,397

                 Raw materials                                        6,345                                 7,359

                 Supplies                                             1,232       27,602                    1,062       25,605
                                                               -------------                         -------------

              Prepaid expenses                                                     1,107                                 1,753
                                                                            -------------                         -------------

                 Total current assets                                            246,426                               269,505

   PROPERTY,  PLANT AND EQUIPMENT:                                   18,587                                16,646

                 Less allowance for depreciation                     10,173        8,414                    9,337        7,309
                                                               -------------                         -------------

   OTHER ASSETS                                                                    8,113                                 8,113

                                                                            -------------                         -------------
                                                                                $262,953                              $284,927
                                                                            =============                         =============


The accompanying notes are an integral part of the financial statements.




NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 1996 and December 31, 1995
(Unaudited)
(Dollars in thousands)
                                                                                  1996                                 1995
- -------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                                $    7,007                             $  13,717

              Federal and state income taxes                                         553                                 5,224

              Accrued liabilities                                                 19,126                                19,245
                                                                            -------------                         -------------

                 Total current liabilities                                        26,686                                38,186

COMMITMENTS AND CONTINGENCIES                                                          -                                     -


STOCKHOLDERS' EQUITY:

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares                         $   7,441                             $   7,441

              Paid-in capital                                           894                                   848

              Retained earnings                                     230,263                               240,797
                                                               -------------                         -------------

                                                                    238,598                               249,086

              Treasury Stock, at cost                                 2,331                                 2,345

                                                               -------------                         -------------
                    Total stockholders' equity                                   236,267                               246,741

                                                                            -------------                         -------------
                                                                                $262,953                              $284,927
                                                                            =============                         =============


The accompanying notes are an integral part of the financial statements.





NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months ended June 30, 1996 and July 2, 1995
(Unaudited)
(In thousands except per share data)                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   1996         1995                     1996         1995
- -------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                          $ 16,970    $  15,882                 $ 34,079    $  33,844

Cost of Sales                                                        12,632       11,400                   26,104       24,155

                                                               --------------------------            --------------------------
      Gross profit                                                    4,338        4,482                    7,975        9,689

Selling and general expenses                                          3,880        3,948                    8,154        8,726

                                                               --------------------------            --------------------------
      Operating profit (loss)                                           458          534                     (179)         963

Other income, principally interest                                    1,992        2,265                    4,525        4,647

Interest expense                                                          -         (128)                       -         (265)

                                                               --------------------------            --------------------------
  Earnings before provision for income taxes                          2,450        2,671                    4,346        5,345

Provision for income taxes:

  Federal                                                               172          157                      137          268

  State                                                                  42           17                       43           33

                                                               --------------------------            --------------------------
    Net earnings                                                  $   2,236   $    2,497                $   4,166   $    5,044
                                                               ==========================            ==========================

Weighted average common and common equivalent
  shares outstanding                                                  7,352        7,461                    7,352        7,461
                                                               ==========================            ==========================

Net earnings per common and common equivalent
  shares outstanding                                              $    0.31   $     0.35                $    0.57   $     0.70
                                                               ==========================            ==========================

Cash dividends declared and paid per common share:
      Regular                                                     $       -   $        -                $    2.00   $     1.95
      Extra                                                       $       -   $        -                        -         0.20
                                                               --------------------------            --------------------------
                                                                  $       -   $        -                $    2.00   $     2.15
                                                               ==========================            ==========================



The accompanying notes are an integral part of the financial statements.






NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 1996 and July 2, 1995
              (Unaudited)
              (In thousands)
                                                                                1996                  1995
- ---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

              Net earnings                                                    $    4,166            $    5,044

              Adjustments to reconcile net earnings to cash
                 flows from operating activities:
                 Provision for depreciation                                          852                   680
                 Stock compensation expense 401(k)                                    22                    49
                 Changes in:
                    Accounts receivable                                           19,591                20,590
                    Inventories                                                   (1,997)               (9,121)
                    Prepaid expenses                                                 646                   664
                    Accounts payable and accrued liabilities                      (6,829)               (8,217)
                    Federal and state income taxes                                (4,671)               (6,529)
                                                                            -------------         -------------
                          Total                                                   11,780                 3,160
                                                                            -------------         -------------

Cash flows from investing activities:

              Marketable securities purchased                                    (42,414)              (31,921)
              Marketable securities - maturities and sales                        41,459                43,680
              Acquisition of property, plant and equipment                        (1,964)               (2,072)
              Change in other assets                                                   7                     9
                                                                            -------------
                                                                                                  -------------
                          Total                                                   (2,912)                9,696
                                                                            -------------         -------------

Cash flows from financing activities:

              Treasury stock transactions                                             39                    23
              Dividends paid                                                     (14,701)              (15,777)
                                                                            -------------
                                                                                                  -------------
                          Total                                                  (14,662)              (15,754)
                                                                            -------------         -------------

Change in cash and cash equivalents                                               (5,794)               (2,898)
Cash and cash equivalents at beginning of period                                  91,448               109,444
                                                                            -------------         -------------
Cash and cash equivalents at end of period                                     $  85,654              $106,546
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

NOTE B

Update to Footnote L to the 1995 Annual Report -- During the second quarter the Army entered into an agreement with the Company obligating the additional $15,000,000 in environmental restoration funds for the Eau Claire, Wisconsin, site. As of this filing, the Company has been reimbursed from these funds for the $10,300,000 in environmental costs it had previously advanced.
- ------------------------------------------------------------------------

The foregoing information for the periods ended June 30, 1996, and July 2, 1995, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1995, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1995 Annual Report. Interim results for the period are not indicative of those for the year.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Comparison Second Quarter 1996 and 1995

         Net sales increased by $1,088,000 from $15,882,000 to $16,970,000, primarily due to new product introductions.

         Gross margins as a percentage of sales decreased from 28% to 26%, primarily due to a less favorable product mix.

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

         Other income decreased from the 1995 level primarily as a result of lower interest income stemming from reduced yields on a lower level of invested funds.

         Earnings before provision for income taxes decreased $221,000 from $2,671,000 to $2,450,000. The provision for income taxes increased from $174,000 to $214,000, and the effective income tax rate increased from 7% to 9%, as a result of a larger proportion of earnings subject to tax. Net earnings decreased $261,000 from $2,497,000 to $2,236,000, or 10%.

         The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

Comparison of the First Six Months 1996 and 1995

         Net sales increased by $235,000 from $33,844,000 to $34,079,000, primarily due to new product introductions.

         Gross profit as a percentage of sales decreased from 29% to 23%, primarily due to a combination of a less favorable product mix and less favorable manufacturing variances.

         The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months.

         Other income decreased from the 1995 level primarily as a result of lower interest income stemming from reduced yields on a lower level of invested funds, offset in part by the first quarter recognition of income from concluded legal matters ($476,000).

         Earnings before provision for income taxes decreased $999,000 from $5,345,000 to $4,346,000, or 19%. The effective income tax rate decreased from 6% to 4%, as a result of decreased earnings subject to tax. Net earnings decreased $878,000 from $5,044,000 to $4,166,000, or 17%.


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




                                       NATIONAL PRESTO INDUSTRIES, INC.




Date:  July 30,  1996                  /S/ M. J. COHEN
       --------------                      ---------------
                                           M. J. Cohen, President
                                           (Chief Executive, Operating and
                                           Financial Officer)



Date:  July 30, 1996                   /S/ R. F. LIEBLE
       -------------                       ----------------
                                           R. F. Lieble, Treasurer