Form 10-Q
period 1996-09-29
NATIONAL PRESTO INDUSTRIES INC
filed 1996-11-06
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended..September 29, 1996..Commission file number....1-.2451...


 ........................NATIONAL PRESTO INDUSTRIES, INC.........................
             (Exact name of registrant as specified in its charter)


 ....WISCONSIN....................................................39-0494170.....
(State or other jurisdiction of.                            (I.R.S. Employer
 incorporation or organization)                              Identification No.)


    3925 NORTH HASTINGS WAY
 ....EAU CLAIRE, WISCONSIN.........................................54703-3703....
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code...............715-839-2121...


         There were 7,352,266 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.


         * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes . X . No . . .


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 1996 and December 31, 1995
(Unaudited)
(Dollars in thousands)
                                                              1996                  1995
--------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
              Cash and cash equivalents                       $ 85,336              $ 91,448

              Marketable securities                            122,763               112,583

              Accounts receivable, net                          16,357                38,116

              Inventories:
                 Finished goods                    $ 18,348              $ 14,787

                 Work in process                      2,330                 2,397

                 Raw materials                        5,057                 7,359

                 Supplies                             1,276     27,011      1,062     25,605
                                                   --------              --------

              Prepaid expenses                                   1,094                 1,753
                                                              --------              --------

                 Total current assets                          252,561               269,505

   PROPERTY,  PLANT AND EQUIPMENT:                   19,230                16,646

                 Less allowance for depreciation     10,688      8,542      9,337      7,309
                                                   --------              --------

   OTHER ASSETS                                                  8,113                 8,113

                                                              --------              --------
                                                              $269,216              $284,927
                                                              ========              ========

The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 1996 and December 31, 1995
(Unaudited)
(Dollars in thousands)
                                                              1996                  1995
--------------------------------------------------------------------------------------------


LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                $  9,343              $ 13,717

              Federal and state income taxes                       506                 5,224

              Accrued liabilities                               20,271                19,245
                                                              --------              --------

                 Total current liabilities                      30,120                38,186

COMMITMENTS AND CONTINGENCIES                                     --                    --


STOCKHOLDERS' EQUITY:

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares          $  7,441              $  7,441

              Paid-in capital                           896                   848

              Retained earnings                     233,084               240,797
                                                   --------              --------

                                                    241,421               249,086

              Treasury Stock, at cost                 2,325                 2,345

                                                   --------              --------
                    Total stockholders' equity                 239,096               246,741

                                                              --------              --------
                                                              $269,216              $284,927
                                                              ========              ========

The accompanying notes are an integral part of the financial statements.


National Presto Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months ended September 29, 1996 and October 1, 1995
(Unaudited)
(In thousands except per share data)                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    --------------------     ------------------
                                                       1996       1995        1996       1995
-----------------------------------------------------------------------------------------------
Net Sales                                            $ 23,001   $ 29,039    $ 57,080   $ 62,883

Cost of Sales                                          16,065     19,348      42,169     43,503

                                                     -------------------    -------------------
      Gross profit                                      6,936      9,691      14,911     19,380

Selling and general expenses                            5,512      7,196      13,666     15,922

                                                     -------------------    -------------------
      Operating profit                                  1,424      2,495       1,245      3,458

Other income, principally interest                      2,005      2,140       6,530      6,787

Other, principally litigation judgment                   --        2,316        --        2,316

Interest expense                                         --         (251)       --         (516)

                                                     -------------------    -------------------
  Earnings before provision for income taxes            3,429      6,700       7,775     12,045

Provision for income taxes:

  Federal                                                 532      1,568         669      1,836

  State                                                    76        335         119        368

                                                     -------------------    -------------------
    Net earnings                                     $  2,821   $  4,797    $  6,987   $  9,841
                                                     ===================    ===================

Weighted average common shares
  outstanding                                           7,352      7,346       7,352      7,346
                                                     ===================    ===================

Net earnings per common share
  outstanding                                        $   0.38   $   0.65    $   0.95   $   1.35
                                                     ===================    ===================

Cash dividends declared and paid per common share:
      Regular                                        $   --     $   --      $   2.00   $   1.95
      Extra                                          $   --     $   --          --         0.20
                                                     -------------------    -------------------
                                                     $   --     $   --      $   2.00   $   2.15
                                                     ===================    ===================

The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 29, 1996 and October 1, 1995
              (Unaudited)
              (In thousands)
                                                                    1996         1995
--------------------------------------------------------------------------------------
Cash flows from operating activities:

              Net earnings                                      $   6,987    $   9,841

              Adjustments to reconcile net earnings to cash
                 flows from operating activities:
                 Provision for depreciation                         1,367        1,048
                 Stock compensation expense 401(k)                     47           56
                 Early retirement of debt                                          534
                 Changes in:
                    Accounts receivable                            21,759        7,549
                    Inventories                                    (1,406)     (18,312)
                    Prepaid expenses                                  659          759
                    Accounts payable and accrued liabilities       (3,348)      (3,341)
                    Federal and state income taxes                 (4,718)      (5,119)
                                                                ---------    ---------
                          Total                                    21,347       (6,985)
                                                                ---------    ---------

Cash flows from investing activities:

              Marketable securities purchased                     (85,607)     (85,219)
              Marketable securities - maturities and sales         75,427       96,363
              Acquisition of property, plant and equipment         (2,600)      (3,429)
                                                                ---------    ---------
                          Total                                   (12,780)       7,715
                                                                ---------    ---------

Cash flows from financing activities:

              Net change in short-term debt                          --          8,300
              Payment of long-term debt                              --         (5,103)
              Treasury stock transactions                              21           22
              Dividends paid                                      (14,700)     (15,777)
                                                                ---------    ---------
                          Total                                   (14,679)     (12,558)
                                                                ---------    ---------

Change in cash and cash equivalents                                (6,112)     (11,828)
Cash and cash equivalents at beginning of period                   91,448      109,444
                                                                ---------    ---------
Cash and cash equivalents at end of period                      $  85,336    $  97,616
                                                                =========    =========

The accompanying notes are an integral part of the financial statements.


               NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A

Earnings per share are computed using the weighted average common shares outstanding during each period. In 1995, earnings for calculation of the per share data are adjusted to reflect addback of interest expense on the convertible debenture.

NOTE B

Update to Footnote L to the 1995 Annual Report -- During the second quarter, the Company entered into an agreement with the Army obligating the additional $15,000,000 in environmental restoration funds for the Eau Claire, Wisconsin, site. As of this filing, the Company has been reimbursed from these funds for the $10,300,000 in environmental costs it had previously advanced.

--------------------------------------------------------------------------------

The foregoing information for the periods ended September 29, 1996, and October 1, 1995, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1995, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1995 Annual Report. Interim results for the period are not indicative of those for the year.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Comparison Third Quarter 1996 and 1995

         Net sales decreased by $6,038,000 from $29,039,000 to $23,001,000, primarily due to decreased unit volume.

         Gross margins as a percentage of sales decreased from 33% to 30%, due primarily to a less favorable product mix .

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

         Other income decreased from the 1995 level primarily as a result of lower interest income stemming from reduced yields on a higher level of invested funds.

         The other, principally litigation judgment shown in 1995, was in largest part a nonoperational receipt of $2.85 million in damages and interest resulting from the Court of Appeals for the Federal Circuit decision that Black & Decker infringed Presto's patent on its SaladShooter(R) electric slicer/shredder. It was offset in part by the cost of retiring a convertible debenture issued in January 1981.

         Earnings before provision for income taxes decreased $3,271,000 from $6,700,000 to $3,429,000. The provision for income taxes decreased from $1,903,000 to $608,000, and the effective income tax rate decreased from 28% to 18%, as a result of a smaller proportion of earnings subject to tax. Net earnings decreased $1,976,000 from $4,797,000 to $2,821,000, or 41%.

         The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.


Comparison of the First Nine Months 1996 and 1995

         Net sales decreased by $5,803,000 from $62,883,000 to $57,080,000, primarily due to decreased unit volume.

         Gross profit as a percentage of sales decreased from 31% to 26%, primarily due to a less favorable product mix .

         The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months.

         Other income decreased from the 1995 level primarily as a result of lower interest income stemming from reduced yields on a lower level of invested funds, offset in part by the first quarter 1996 recognition of income from concluded legal matters ($476,000).

         Earnings before provision for income taxes decreased $4,270,000 from $12,045,000 to $7,775,000, or 36%. The effective income tax rate decreased from 18% to 10%, as a result of decreased earnings subject to tax. Net earnings decreased $2,854,000 from $9,841,000 to $6,987,000, or 29%.


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




                                                NATIONAL PRESTO INDUSTRIES, INC.



Date:  November 1, 1996                           /S/ M. J. COHEN
       ----------------                           ------------------------------
                                                  M. J. Cohen, President




Date:  November 1, 1996                            /S/ R. F. LIEBLE
       ----------------                            -----------------------------
                                                  R. F. Lieble, Treasurer
                                                  (Principal accounting officer)