Form 10-K405
period 1996-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 1997-03-26
CIK 80172

Page 1 of 30 Total Pages
                                                          Index to Schedules and
                                                          Exhibits is at Page 13

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996 Commission File Number 1-2451

                        NATIONAL PRESTO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                              Wisconsin 39-0494170
                  (State or other jurisdiction of (IRS Employer
              incorporation or organization) Identification Number)
                             3925 North Hastings Way
                        Eau Claire, Wisconsin 54703-3703
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (715) 839-2121

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                              Name of each exchange on
$1.00 par value common stock                              which registered
                                                      New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                                             NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _X__

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 28, 1997, was $276,659,296.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997, was 7,353,071.




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

         Electrical appliances and housewares sold by the Company include pressure cookers and canners; the Presto(R) Control Master(R) single thermostatic control line of fry pans in several sizes, griddles and combination griddle/warmers and multi-purpose cookers; deep fryers of various sizes; can openers, slicer/shredders, potato chippers; parabolic electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; electronic toaster; coffeemakers; electric tea kettles; electric knives; bread slicing systems; electric knife sharpeners; and timers.

         Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel. The Company believes it is one of the principal manufacturers of pressure cookers in the United States.

         For the year ended December 31, 1996, approximately 52% of consolidated net sales were provided by cast products (fry pans, griddles, deep fryers and electric multi-cookers), approximately 15% by motorized nonthermal appliances (can openers, slicer/shredders, knife sharpeners, electric knives, and bread slicing systems), and approximately 28% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, electronic toasters, corn poppers (hot air and microwave), coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 1995, approximately 45% of consolidated net sales were provided by cast products, approximately 22% by motorized nonthermal appliances and approximately 29% by noncast/thermal appliances. For the year ended December 31, 1994, approximately 43% of consolidated net sales were provided by cast products, approximately 22% by motorized nonthermal appliances and approximately 31% by noncast/thermal appliances.

         Wal-Mart Stores, Inc., accounted for 38%, 36% and 35% of consolidated net sales for the years ended December 31, 1996, 1995 and 1994.

         Products are sold directly to retailers throughout the United States and also through independent distributors. Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them. The loss of, or material reduction in, business from any of the Company's major customers could adversely affect the Company's business.

         The Company has a sales force of approximately sixteen employees that sells to and services customers. In selected geographic areas sales are handled by manufacturers' representatives who may handle other product lines. Sales promotional activities include television and radio. The Company's commercial business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are components and finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

         Research and development costs related to new product development for the years 1996, 1995 and 1994 were absorbed in operations for these years and were not a material element in the aggregate costs incurred by the Company.

         Presto products are generally warranted to the original owner to be free from defects in material and workmanship for a period of two years from date of purchase. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. The Company services its products through independent service stations throughout the United States and the corporate service repair operation. The Company's service and warranty programs are competitive with those offered by other manufacturers in the industry.

         The Company's commercial products are manufactured in plants located at Jackson, Mississippi and Alamogordo, New Mexico. The Company also purchases a portion of its products from nonaffiliated companies in the Pacific Rim countries.

         DEFENSE

         The Company commenced defense production in 1942. From 1966 through 1980, 105MM projectiles were produced in the Eau Claire facility (utilizing Government owned equipment in Company owned buildings). Production of 8" projectiles also occurred intermittently during this period. Since completion of production in 1980, standby contracts had been received and renewed on an annual basis through September, 1992. For the period October, 1992 through September, 1993 a storage only contract was received. In September, 1993, the Department of the Army exercised its option of abandoning, in place, the production equipment formerly utilized for projectile fabrication. This equipment has been sold, a portion of the facility has been restored and is being leased for manufacturing purposes, and work is continuing to restore the balance of the plant for manufacturing, or other purposes.

         See Section B3 for comments regarding Defense related Environmental Protection Agency matters.

         WAREHOUSING AND TRANSPORTATION SERVICES

         For a number of years, the Company has warehoused and distributed its commercial products from a centrally located distribution center. Selective use is made of leased tractors and trailers with backhauls scheduled on return trips carrying goods consigned for internal corporate use.

         FINANCIAL MANAGEMENT

         A separate subsidiary of the Company, a Delaware holding company, is responsible for the management of funds not currently required for business activities and, therefore, temporarily available for investments. (See Footnote B(3) in the Notes to Consolidated Financial Statements.) Income from financial management activities is included in Other Income in the accompanying financial statements.

         Earnings for this subsidiary may vary significantly from year to year depending on interest yields on instruments meeting the Company's investment criteria, and the extent to which funds may be needed for internal growth and newly identified business activities.

         B. OTHER COMMENTS

         1.  Sources and Availability of Materials

         Production levels at commercial plants may be affected by vendor failure to deliver tooling, material and critical parts within commitments. While recent years have witnessed virtual elimination of these circumstances, there is no assurance against recurrence.

         Deliveries of new products, many of which have been sourced overseas, could be delayed by labor or supply problems at vendors or in transportation. As a consequence, these products may not be available in sufficient quantities during the prime selling period. While there has been no major incidence of such problems recently and the Company has made every reasonable effort to prevent occurrence, there is no assurance that such effort will be totally effective.

         2.  Trademarks, Licenses, Franchises and Concessions Held

         In recent years, patents on new products have become more meaningful to operating results. Trademarks and know-how are considered significant. The Company's current and future success depends upon judicial protection of its intellectual property rights ( patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights. To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.

         3.  Effects of Compliance with Environmental and OSHA Regulations

         In May 1986, the Company's Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Reponse, Compensation and Liability Act of 1980 (CERCLA) because of alleged hazardous waste deposited on the property. During July 1986, the Company entered into an agreement with the EPA and the Wisconsin Department of Natural Resources to conduct a remedial investigation and feasibility study at the site. The remedial investigation was completed in 1992, the feasibility study in 1994, and in May 1996 the final record of decision (ROD) was issued for the site by the EPA. Some remedial activities have already been completed, some previously initiated are continuing, and others are in the early stages of implementation.

         In February 1988, the Company entered into an agreement with the Department of the Army (the 1988 Agreement), pursuant to which the Army agreed to fund environmental restoration activities related to the site. As a result of the 1988 Agreement, a total of $27,000,000 has been appropriated for environmental matters. Based on information known to the Company as of December 31, 1996, it is believed that the funds appropriated to date will be adequate to satisfy remaining investigation and restoration activities; however, should environmental agencies require additional studies or remediation activities beyond what is now contemplated, it is possible that existing funds could be inadequate.

         Management believes that in the absence of any unforeseen future developments, these environmental matters will not have any material adverse effect on the results of operations or financial condition of the Company.

         4.  Number of Employees of the Company

         As of December 31, 1996, the Company had 547 employees.

         5.  Industry Practices Related to Working Capital Requirements

         The major portion of the Company's commercial sales were made with terms of 90 days or shorter. A small portion of the sales were made with seasonal dating provisions.

         Inventory levels increase in advance of the selling period for products that are seasonal, such as pressure canners, heaters, and in preparation for new product introductions. Inventory build-up also occurs to create stock levels required to support the higher sales that occur in the latter half of each year. Recent changes in the buying practices of the Company's customers indicate a movement away from substantial advance stocking orders and to smaller, more frequent orders. As this trend continues and is expanded upon, the Company is being required to carry larger finished goods inventories than those historically maintained. The Company purchases components and raw materials in advance of production requirements where such purchases are required to ensure supply or provide advantageous long-term pricing.

         6.  Backlog

         Shipment of most of the Company's commercial products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog. New product introductions do result in order backlogs that vary from product to product and as to timing of introduction.

         C. INDUSTRY SEGMENTS

         The Company operates in one business segment.


ITEM 2.PROPERTIES (Owned Except Where Indicated)

         The Company's Eau Claire facility is approximately 560,000 square feet, of which 428,000 square feet was dedicated to ordnance activities prior to September 1993. Leases for 119,000 square feet of this area have been entered into with outside tenants. The Company's corporate office is also located in Eau Claire.

         The Company manufactures consumer products in Jackson, Mississippi and Alamogordo, New Mexico.

         The Jackson plant contains 283,000 square feet, of which 119,600 square feet is used for warehousing.

         The facility at Alamogordo contains 163,200 square feet, of which 24,800 square feet is used for warehousing.

         The Company has a 162,400 square foot building at Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 24,000 square feet has been leased in adjacent buildings for storage area. During peak season, an additional 80,000 square feet has been leased.


ITEM 3.LEGAL PROCEEDINGS

         The Company is subject to various legal actions incidental to its normal business operations. In the opinion of management such actions will be resolved for amounts that in the aggregate will not be material in relation to the financial statements.

         See Item 1.B.3. for information regarding certain environmental maters.


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None




                      EXECUTIVE OFFICERS OF THE REGISTRANT


The following information is provided with regard to the executive officers of the registrant:



                                                                                                          FAMILY
         NAME                             TITLE                                  AGE                   RELATIONSHIP
         -----------------------------------------------------------------------------------------------------------

         Melvin S. Cohen            Chairman of the Board                         79                  Father of
                                                                                                    Maryjo Cohen

         Maryjo Cohen               President, Chief Executive,                   44                 Daughter of
                                    Operating and Financial                                        Melvin S. Cohen
                                    Officer

         Richard F. Anderl          Vice-President, Engineering                   53                     None

         James F. Bartl             Secretary                                     56                     None

         Randy F. Lieble            Treasurer                                     43                     None


         Mr. Cohen was elected Chairman of the Board in May 1975. Prior to that date he was President, a position that he again held from November 1986 to May 1989.

         Ms. Cohen was elected Treasurer in September 1983, to the additional positions of Vice-President in May 1986, President in May 1989 and Chief Executive Officer in May 1994. She has been associated with the registrant since 1976. Prior to becoming an officer, she was Associate Resident Counsel and Assistant to the Treasurer.

         Mr. Anderl was elected Vice-President in May 1989. He has been associated with the registrant since 1963 and prior to becoming an officer, he was Director of Engineering.

         Mr. Bartl was elected Secretary in May 1978. He has been associated with the registrant since 1969. Prior to becoming an officer, he was Resident Counsel and Director of Industrial Relations, positions he continues to hold.

         Mr. Lieble was elected Treasurer in November 1995. He has been associated with the registrant since 1977. Prior to becoming an officer, he was Manager of Investments and Government Contracts.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                               Record of Dividends Paid and Market Price of Common Stock
                               ---------------------------------------------------------

                              1996 Fiscal Year                           1995 Fiscal Year
                     ----------------------------------------------------------------------------------
                       Applicable        Market Price              Applicable         Market Price
                     Dividends Paid      ------------            Dividends Paid       ------------
                       per Share        High        Low             per Share         High      Low

First Quarter            $2.00        $44         $39 5/8             $2.15           $42 1/2  $39 3/4
Second Quarter              -          42          38                    -             48       40 3/4
Third Quarter               -          39 1/2      36 1/4                -             46 3/4   42
Fourth Quarter              -          38 7/8      36 1/2                -             44 7/8   38 3/4
                     ---------------------------------------     --------------------------------------
Full Year                $2.00        $44         $36 1/4             $2.15           $48      $38 3/4


     Common stock of National Presto Industries, Inc., is traded on the New York Stock Exchange under the symbol NPK. As of December 31, 1996, there were 1,067 stockholders of record. There were 1,043 stockholders of record as of February 28, 1997, the latest practicable date.


ITEM 6. SELECTED FINANCIAL DATA

(In thousands except per share data)


For the years ended December 31,            1996           1995           1994           1993           1992
                                            ----           ----           ----           ----           ----

Net sales                                 $106,008       $120,172       $128,070       $118,580       $128,263

Net earnings                                14,720         18,969         21,455         18,655         25,882

Net earnings per common and
   common equivalent share                    2.00           2.61           2.92           2.55           3.53

Total assets                               285,385        284,927        291,036        283,004        263,928

Long-term debt                                   -              -          5,103          5,103          5,103

Dividends paid per common share
   applicable to current year
                                              2.00           2.15           1.90              -           1.25

Dividends paid per common share
   applicable to subsequent year
                                                 -              -              -              -           2.55
--------------------------------------------------------------------------------------------------------------
   Total dividends paid                   $   2.00       $   2.15       $   1.90              *       $   3.80
==============================================================================================================


*  The 1993 dividend was paid on December 28, 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

1996 COMPARED TO 1995

Net sales decreased by $14,164,000 from $120,172,000 to $106,008,000 primarily due to a unit volume decrease.

Gross profit for 1996 decreased $9,175,000 from $42,796,000 to $33,621,000 due primarily to the volume reduction and a less favorable product mix. See footnote C for information on LIFO valuing of inventories and its impact on cost of sales. Gross margins as a percentage of sales were 32% versus 36% in 1996 and 1995.

Selling and general expenses decreased $4,384,000 largely due to decreased advertising expenses. As a percentage of net sales, selling and general expenses decreased from 23% to 22%.

Other income, principally interest decreased from the 1995 level primarily as a result of a lower rate of return on the Company's portfolio of short-term marketable securities.

The other, principally litigation judgment in 1996 is income from concluded legal matters and in 1995, was the result of a non-operational receipt of $2.85 million in damages and interest resulting from the Federal Circuit Court of Appeals decision that Black & Decker infringed Presto's patent on its SaladShooter(R) electric slicer/shredder. It was offset in part by the cost of retiring a Convertible Debenture.

Earnings before provision for income taxes decreased $6,229,000 from $25,403,000 to $19,174,000. The provision for income taxes decreased from $6,434,000 to $4,454,000, which resulted in an effective income tax rate decrease from 25% to 23%, as a result of decreased earnings subject to tax. Net earnings decreased $4,249,000 from $18,969,000 to $14,720,000, or 22%.

The Company maintains adequate liquidity for all of its anticipated requirements and dividend payments. As of year-end 1996, there were no material capital commitments outstanding.

Forward looking statements in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; competitive pressure on sales and pricing, and increase in material or production cost which cannot be recouped in product pricing. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.


1995 COMPARED TO 1994

Net sales decreased by $7,898,000 from $128,070,000 to $120,172,000, primarily due to a unit volume decrease.

Gross profit for 1995 decreased by $7,885,000 from $50,681,000 to $42,796,000 due to the volume decrease and cost increases stemming from rising cumulative 1994 and 1995 vendor prices without appreciable price relief from the Company's retail customers. The decline was offset in part by the impact of the LIFO adjustment which was less unfavorable in 1995 than in 1994. See footnote C for additional information on the LIFO adjustments. Gross margins as a percentage of sales was 36% versus 40% in 1995 and 1994.

Selling and general expenses increased $1,178,000 due to increased bad debt write-offs and higher administrative expenses. As a percentage of net sales, selling and general expenses increased from 21% to 23%.

Other income increased from the 1994 level primarily as a result of a higher pre-tax rate of return on the Company's portfolio of short-term marketable securities.

The other, principally litigation judgment, was the result of a non-operational receipt of $2.85 million in damages and interest resulting from the Court of Appeals for the Federal Circuit decision that Black & Decker infringed Presto's patent on its SaladShooter(R) electric slicer/shredder. It was offset in part by the cost of retiring a convertible debenture.

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

         See Note following Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See Note following Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Note following.

NOTE: Within 120 days after the close of the registrant's fiscal year ended December 31, 1996, the registrant intends to file a definitive proxy statement pursuant to regulation 14A. Pursuant to the Rules and Regulations of the Securities Exchange Act of 1934, the information required for Items 10, 11, 12 and 13 has been omitted and is incorporated herein from the Proxy by reference.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A. The following consolidated financial statements of National Presto Industries, Inc., and its subsidiaries and the related Report of Independent Certified Public Accountants are included in this report:


                                                                                               Form 10-K
                                                                                             Page Reference
                                                                                             --------------

                  1.   Consolidated Balance Sheets - December 31, 1996 and 1995                F-1 & F-2

                  2.   Consolidated Statements of Earnings -
                       Years ended December 31, 1996, 1995 and 1994                                  F-3

                  3.   Consolidated Statements of Cash Flows -
                       Years ended December 31, 1996, 1995 and 1994                                  F-4

                  4.   Consolidated Statements of Stockholders' Equity -
                       Years ended December 31, 1996, 1995 and 1994                                  F-5

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


         B.  The following Schedules and Exhibits are included in this report:

                        Schedule II - Valuation and Qualifying Accounts                              F-12

                        Exhibit 11 - Statement Re Computation of Per Share Earnings                  F-13

                        Exhibit 22 - Parent and Subsidiaries                                         F-14

                        Exhibit 23.1 - Consent of Grant Thornton LLP                                 F-15

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


                        NATIONAL PRESTO INDUSTRIES, INC.
                                  (registrant)



By: /S/ Walter G. Ryberg                     By: /S/ Melvin S. Cohen
Walter G. Ryberg                             Melvin S. Cohen
Director


By: /S/ John M. Sirianni                     By: /S/ James F. Bartl
John M. Sirianni                             James F. Bartl
Director


By: /S/ Michael J. O'Meara                   By: /S/ Maryjo Cohen
Michael J. O'Meara                           Maryjo Cohen
Director


Date:  March 25, 1997








NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                            DECEMBER 31, 1996    DECEMBER 31, 1995
--------------------------------------------------------------------------------------------------
ASSETS

      CURRENT ASSETS:

           Cash and cash equivalents                            $ 91,878              $ 91,448

           Marketable securities                                 136,159               112,583

           Accounts receivable                       $ 22,276              $ 38,566

              Less allowance for doubtful accounts        450     21,826        450     38,116
                                                     --------              --------

           Inventories:

              Finished goods                            8,470                14,787

              Work in process                           1,744                 2,397

              Raw materials                             6,661                 7,359

              Supplies                                    945     17,820      1,062     25,605
                                                     --------              --------

           Prepaid expenses                                          888                 1,753
                                                                --------              --------

              Total current assets                               268,571               269,505

      PROPERTY, PLANT AND EQUIPMENT:

           Land and land improvements                     146                   146

           Buildings                                    6,736                 6,243

           Machinery and equipment                     10,374                10,257
                                                     --------              --------

                                                       17,256                16,646

              Less allowance for depreciation           9,911      7,345      9,337      7,309
                                                     --------              --------

      OTHER ASSETS                                                 9,469                 8,113
                                                                --------              --------

                                                                $285,385              $284,927
                                                                ========              ========


The accompanying notes are an integral part of the financial statements.


LIABILITIES
      CURRENT LIABILITIES:

           Accounts payable                                    $  13,262             $  13,717

           Federal and state income taxes                          4,887                 5,224

           Accrued liabilities                                    20,387                19,245
                                                                --------              --------

              Total current liabilities                           38,536                38,186

      COMMITMENTS AND CONTINGENCIES                                   -                     -


STOCKHOLDERS' EQUITY

      Common stock, $1 par value:
           Authorized: 12,000,000 shares
           Issued: 7,440,518 shares                $    7,441               $ 7,441

      Paid-in capital                                     903                   848

      Retained earnings                               240,815               240,797
                                                     --------              --------

                                                      249,159               249,086

      Treasury stock, at cost, 87,447 shares
           in 1996 and 89,751 shares in 1995            2,310                 2,345
                                                     --------              --------

              Total stockholders' equity                         246,849               246,741
                                                                --------              --------

                                                               $ 285,385             $ 284,927
                                                               =========             =========


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)
                          For the years ended December 31,     1996         1995          1994
-------------------------------------------------------------------------------------------------

Gross sales                                                 $ 107,878    $ 122,378     $ 130,364

              Less freight, discounts, etc                      1,870        2,206         2,294
                                                            ---------    ---------     ---------

Net sales                                                     106,008      120,172       128,070

Cost of sales                                                  72,387       77,376        77,389
                                                            ---------    ---------     ---------

Gross profit                                                   33,621       42,796        50,681

Selling and general expenses                                   23,263       27,647        26,469
                                                            ---------    ---------     ---------

Operating profit                                               10,358       15,149        24,212

Other income, principally interest                              8,340        8,625         6,851

Other, principally litigation judgment                            476        2,316           -

Interest expense                                                  -           (687)         (544)
                                                            ---------    ---------     ---------

              Earnings before provision for income taxes       19,174       25,403        30,519

Provision for income taxes                                      4,454        6,434         9,064

                                                            ---------    ---------     ---------
                 Net earnings                               $  14,720    $  18,969     $  21,455
                                                            =========    =========     =========

Weighted average common and common
              equivalent shares outstanding                     7,352        7,344         7,458
                                                            =========    =========     =========

Net earnings per common share                               $    2.00    $    2.61     $    2.92
                                                            =========    =========     =========



The accompanying notes are an integral part of the financial statements.





NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                     For the years ended December 31,                              1996          1995          1994
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net earnings                                                           $  14,720     $  18,969     $  21,455
         Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Provision for depreciation                                              1,967         1,485         1,173
            Deferred income taxes                                                  (1,772)         (505)       (1,364)
            Stock compensation expense                                                 85            81            91
            Call option on early retirement of debt                                   -             534           -
            Changes in:
               Accounts receivable                                                 16,290        (1,181)       (9,371)
               Inventories                                                          7,785        (6,740)        4,677
               Prepaid expenses                                                       865          (841)         (112)
               Accounts payable and accrued liabilities                               687        (2,165)       (2,031)
               Federal and state income taxes                                        (337)       (2,643)        2,436
                                                                                ---------     ---------     ---------
                  Net cash provided by operating activities                        40,290         6,994        16,954
                                                                                ---------     ---------     ---------

Cash flows from investing activities:
         Marketable securities purchased                                         (117,868)      (98,921)      (98,673)
         Marketable securities - maturities and sales                              94,292        99,092        91,105
         Acquisition of property, plant and equipment                              (2,003)       (4,456)       (1,661)
         Changes in other assets                                                      416           180           142
                                                                                ---------     ---------     ---------
                  Net cash used in investing activities                           (25,163)       (4,105)       (9,087)
                                                                                ---------     ---------     ---------

Cash flows from financing activities:
         Payment of long-term debt                                                    -          (5,103)          -
         Dividends paid                                                           (14,702)      (15,776)      (13,938)
         Other                                                                          5            (6)           19
                                                                                ---------     ---------     ---------
                  Net cash used in financing activities                           (14,697)      (20,885)      (13,919)
                                                                                ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents                                  430       (17,996)       (6,052)
Cash and cash equivalents at beginning of year                                     91,448       109,444       115,496
                                                                                ---------     ---------     ---------
Cash and cash equivalents at end of year                                        $  91,878     $  91,448     $ 109,444
                                                                                =========     =========     =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
            Interest                                                            $    -        $     727     $     544
            Income taxes                                                        $   6,565     $   9,526     $    7,991



The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except per share data)
                For the years ended December 31, 1996, 1995, 1994


                                          Common        Paid-in     Retained   Treasury
                                           Stock        Capital     Earnings     Stock        Total
                                          --------     --------     --------    --------     --------
Balance January 1, 1994                   $  7,441     $    548     $230,087    $ (2,764)    $235,312

Net earnings                                                          21,455                   21,455

Dividends paid, $1.90 per share                                      (13,938)                 (13,938)

Other                                                        42                       68          110
                                          --------     --------     --------    --------     --------

Balance December 31, 1994                    7,441          590      237,604      (2,696)     242,939

Net earnings                                                          18,969                   18,969

Dividends paid, $2.15 per share                                      (15,776)                 (15,776)

Stock issued for call premium on early
   retirement of debt                                       225                      309          534

Other                                                        33                       42           75
                                          --------     --------     --------    --------     --------

Balance December 31, 1995                    7,441          848      240,797      (2,345)     246,741

Net earnings                                                          14,720                   14,720

Dividends paid, $2.00 per share                                      (14,702)                 (14,702)

Other                                                        55                       35           90
                                          --------     --------     --------    --------     --------

Balance December 31, 1996                 $  7,441     $    903     $240,815    $ (2,310)    $246,849
                                          ========     ========     ========    ========     ========



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

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (1)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:
           In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results may differ from the estimates used by management.

      (2) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of National Presto Industries, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions are eliminated.

      (3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: The Company considers all highly liquid marketable securities with a maturity of one week or less to be cash equivalents. Cash equivalent securities totaled $90,963,000 and $92,851,000 at December 31, 1996 and 1995.
           The Company's cash equivalents and marketable securities are diversely invested, principally in A-rated or higher tax exempt bonds issued by entities throughout the United States.

           The Company has classified all cash equivalents and marketable securities as available for sale, which requires the securities to be reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 1996 and 1995, cost approximated market value for all securities using the specific identification method. The contractual maturities of the marketable securities held at December 31, 1996 were $87,568,000 in 1997, $37,665,000 in 1998, $5,437,000 in 1999, $4,048,000 in 2000 and
           $1,441,000 with indeterminate maturities.

      (4) INVENTORIES: Inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out
           (LIFO) method.

      (5) PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts that are fully depreciated have been eliminated from both the asset and allowance accounts. Depreciation is provided in amounts sufficient to relate the costs of depreciable assets to operations over their service lives, which are estimated at fifteen to forty years for buildings and three to seven years for machinery and equipment.

      (6) REVENUE RECOGNITION: The Company recognizes revenues when product is shipped.

      (7) ADVERTISING: Advertising expense was $11,956,000, $16,479,000 and $17,338,000 in 1996, 1995 and 1994.

C.  INVENTORIES:
      The amount of inventories valued on the LIFO basis is $16,875,000 and $24,543,000 as of December 31, 1996 and 1995. Under LIFO, inventories are valued at approximately $10,598,000 and $11,524,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 1996 and 1995. The Company uses the LIFO method of inventory accounting to improve matching of costs and revenues.

      The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

                                      Increase (Decrease)
                                      -------------------
                                     Cost of       Net        Earnings
                           Year       Sales      Earnings     Per Share
                           ----       -----      --------     ---------
                           1996    $ 926,000    $(574,000)     $ (0.08)
                           1995     (974,000)     604,000         0.08
                           1994   (1,682,000)   1,043,000         0.14

      This information is provided for comparison with companies using the FIFO basis.

D.  ACCRUED LIABILITIES:
      At December 31, 1996 accrued liabilities consisted of payroll $2,265,000, insurance $11,286,000, environmental $3,624,000 and other $3,212,000. At
      December 31, 1995 accrued liabilities consisted of payroll $2,482,000, insurance $9,928,000, environmental $3,612,000 and other $3,223,000.

E.  TREASURY STOCK:
      The Board of Directors has authorized corporate reacquisition of up to 750,000 common shares of the Company stock. No shares were reacquired in 1996. During 1995, 1,000 shares were reacquired. No shares were reacquired in 1994. Treasury shares have been used for the exercise of stock options and to fund the Company's 401(K) contributions (see note H).

F.  NET EARNINGS PER COMMON SHARE:
      Net earnings per common share are computed using the weighted average common shares outstanding during each year and in 1994, the common equivalent shares assuming conversion of the Convertible Debenture. Earnings for calculation of the per share data in 1994 are adjusted to reflect add-back of interest expense on the Convertible Debenture.

G.  STOCK OPTION PLAN:
      The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of the Company's common stock for key employees of the Company. Stock options for 3,000 shares at a weighted average price of $41.28 per share were outstanding at December 31, 1996. Stock options for 3,500 shares at a weighted average price of $41.22 per share were outstanding at December 31, 1995. There were 500 shares exercisable at December 31, 1996 and 1995.

H.  RETIREMENT PLANS:
      Pension Plans:
      The Company has pension plans which cover the majority of employees. Pension benefits are based on an employee's years of service and compensation near the end of those years of service. The Company's funding policy has been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members. Plan assets consist primarily (79%) of interest bearing securities with the balance in corporate stocks, principally National Presto Industries, Inc. common stock.

      Assumptions used to calculate costs and actuarial present values are reviewed regularly by the Company and its independent actuaries. The assumptions used are as follows: 7.5% and 7% discount rate in 1996 and 1995, 4.5% increase in compensation levels, and 8% and 7.5% long term rate of return on investments in 1996 and 1995. The funded status of the plans is summarized below:
                                                     (In thousands)
                                                     --------------
      As of December 31                    1996          1995         1994
      -----------------                    ----          ----         ----
      Fair value of plan assets           $7,665        $9,137       $9,330
      Projected benefit obligation         7,338         8,957        8,003
                                      --------------------------------------
      Excess plan assets                  $  327        $  180       $1,327
                                      ======================================
      Prepaid pension expense             $2,609        $3,012       $3,190
                                      ======================================

       401(k) Plan
       The Company has a 401(k) retirement plan, which covers substantially all employees. The Company will match up to 25% of the first 4% contributed by employees to the plan. At its discretion, the Company's matching contribution can be made with either cash or common stock. Company contributions made from the Company's treasury stock, including the Company's cash dividends, totaled $85,000 in 1996, $81,000 in 1995, and $99,000 in 1994.

I.   INCOME TAXES:

       The following table summarizes the provision for federal and state taxes on income:

       (Dollars in thousands)        1996         1995      1994
                                     ----         ----      ----
       Current:
            Federal                $ 5,306      $ 5,884   $9,013
            State                      920        1,055    1,415
                               ----------------------------------
                                     6,226        6,939   10,428
                               ----------------------------------
       Deferred:
            Federal                 (1,620)        (394)  (1,168)
            State                     (152)        (111)    (196)
                               ----------------------------------
                                    (1,772)        (505)  (1,364)
                               ----------------------------------
       Total                       $ 4,454      $ 6,434   $9,064
                               ==================================


      The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

                                                    Percent of Pre-tax Income
                                                    -------------------------
                                                1996          1995         1994
      Statutory rate                            35.0%         35.0%        35.0%
      State tax                                  2.6%          2.4%         2.6%
      Tax exempt interest and dividends        -14.1%        -12.0%        -7.8%
      Other                                     -0.3%         -0.1%        -0.1%
                                           -------------------------------------
      Effective rate                            23.2%         25.3%        29.7%
                                           ====================================

      Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in a deferred tax asset are as follows at December 31:
                                            (In thousands)
                                            --------------
                                        1996              1995
                                        ----              ----
      Insurance                       $ 4,322           $ 3,810
      Environmental                     1,356             1,376
      Pension                            (999)           (1,160)
      Other                             2,031               912
                                   -----------------------------
                                      $ 6,710           $ 4,938
                                   =============================

J.    CONCENTRATIONS:
      One customer accounts for 38%, 36% and 35% of net sales for the years ended December 31, 1996, 1995 and 1994.

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

K.   ENVIRONMENTAL:
      The Company is involved in certain environmental investigation and restoration activities with governmental agencies. The Company has entered into an agreement with the Department of Army that provides for funding costs related to environmental restoration. A total of $27,000,000 has been appropriated in connection with that agreement of which $22,600,000 has been received. Based on factors known as of December 31, 1996, it is believed that the funds appropriated to date will be adequate to satisfy remaining investigation and restoration activities; however, should environmental agencies require additional studies or remediation activities beyond what is now contemplated, it is possible that existing funds could be inadequate. Management believes that in the absence of any unforeseen future developments, these environmental matters will not have any material effect on the results of operations or financial condition of the Company.

L.   INTERIM FINANCIAL INFORMATION (UNAUDITED):
      The following represents unaudited financial information for 1996, 1995, and 1994:

                                    (In thousands)
                                    --------------
                      Net         Gross          Net         Earnings
       Quarter       Sales        Profit       Earnings     Per Share
      1996         --------      --------      --------     ---------
        First      $ 17,109      $  3,637      $  1,930      $   0.26
        Second       16,970         4,338         2,236          0.31
        Third        23,001         6,936         2,821          0.38
        Fourth       48,928        18,710         7,733          1.05
                   --------      --------      --------      --------
           Total   $106,008      $ 33,621      $ 14,720      $   2.00
                   ========      ========      ========      ========
      1995
        First      $ 17,962      $  5,207      $  2,547      $   0.35
        Second       15,882         4,482         2,497          0.35
        Third        29,039         9,691         4,797          0.65
        Fourth       57,289        23,416         9,128          1.26
                   --------      --------      --------      --------
           Total   $120,172      $ 42,796      $ 18,969      $   2.61
                   ========      ========      ========      ========
      1994
        First      $ 16,202      $  5,207      $  2,192      $   0.31
        Second       16,487         5,200         2,220          0.30
        Third        35,488        14,202         4,799          0.66
        Fourth       59,893        26,072        12,244          1.65
                   --------      --------      --------      --------
           Total   $128,070      $ 50,681      $ 21,455      $   2.92
                   ========      ========      ========      ========

      The Company's operations are in one industry segment.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
National Presto Industries, Inc.

        We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

        We have also audited Schedule II of National Presto Industries, Inc. and subsidiaries for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/S/ Grant Thornton LLP
Minneapolis, Minnesota
February 21, 1997



                NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1996, 1995 and 1994



                                                           (In thousands)
                                                           --------------
                   Column A              Column B       Column C         Column D        Column E
                   --------              --------       --------         --------        --------
                                         Balance at                                      Balance at
                                         Beginning                                          End
            Description                  of Period      Additions (A)   Deductions (B)    of Period
            -----------                  ---------      -------------   --------------    ---------
Deducted from assets:
   Allowance for doubtful accounts:

      Year ended December 31, 1996          $ 450          $ (46)          $ (46)          $ 450
                                            =====          =====           =====           =====

      Year ended December 31, 1995          $ 450          $ 572           $ 572           $ 450
                                            =====          =====           =====           =====

      Year ended December 31, 1994          $ 450          $ 122           $ 122           $ 450
                                            =====          =====           =====           =====




Notes:

   (A)  Amounts charged (credited) to selling and general expenses

   (B)  Principally bad debts written off, net of recoveries