Form 10-Q
period 1997-04-06
NATIONAL PRESTO INDUSTRIES INC
filed 1997-05-13
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended . . April 6, 1997 . . Commission file number . . .  1-.2451


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


         There were 7,354,097 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.


         * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes . X . No . . .


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 6, 1997 and December 31, 1996
(Unaudited)
(Dollars in thousands)
                                                              1997                                          1996
------------------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
        Cash and cash equivalents                                              $ 86,086                              $ 91,878

        Marketable securities                                                   134,736                               136,159

        Accounts receivable, net                                                 10,357                                21,826

        Inventories:
           Finished goods                             $ 7,437                                        $ 8,470

           Work in process                              2,071                                          1,744

           Raw materials                                5,072                                          6,661

           Supplies                                     1,277                    15,857                  945           17,820
                                               ---------------                               ----------------

        Prepaid expenses                                                            925                                   888
                                                                       -----------------                     -----------------

           Total current assets                                                 247,961                               268,571

   PROPERTY, PLANT AND EQUIPMENT:                      17,459                                         17,256

           Less allowance for depreciation             10,367                     7,092                9,911            7,345
                                               ---------------                               ----------------

   OTHER ASSETS                                                                   9,469                                 9,469

                                                                       =================                     =================
                                                                               $264,522                              $285,385
                                                                       =================                     =================


The accompanying notes are an integral part of the financial statements.





NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 6, 1997 and December 31, 1996
(Unaudited)
(Dollars in thousands)
                                                             1997                                       1996
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
        Accounts payable                                                       $  7,523                              $ 13,262

        Federal and state income taxes                                            2,413                                 4,887

        Accrued liabilities                                                      19,828                                20,387
                                                                       -----------------                     -----------------

           Total current liabilities                                             29,764                                38,536

COMMITMENTS AND CONTINGENCIES                                                         -                                     -


STOCKHOLDERS' EQUITY

        Common stock, $1 par value:
           Authorized: 12,000,000 shares
           Issued: 7,440,518 shares                   $ 7,441                                        $ 7,441

        Paid-in capital                                   912                                            903

        Retained earnings                             228,688                                        240,815
                                               ---------------                               ----------------

                                                      237,041                                        249,159

        Treasury stock, at cost                         2,283                                          2,310

                                               ---------------                               ----------------
              Total stockholders' equity                                        234,758                               246,849

                                                                       =================                     =================
                                                                               $264,522                              $285,385
                                                                       =================                     =================


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months ended April 6, 1997 and March 31, 1996
(Unaudited)
(In thousands except per share data)                                                      THREE MONTHS ENDED
                                                                                          ------------------
                                                                                    1997                     1996
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $17,947                  $ 17,109

Cost of sales                                                                          14,016                    13,472

                                                                               ---------------         -----------------
      Gross profit                                                                      3,931                     3,637

Selling and general expenses                                                            4,231                     4,274

                                                                               ---------------         -----------------
      Operating loss                                                                     (300)                     (637)

Other income, principally interest                                                      2,555                     2,057

Other, principally litgation judgments / settlements                                      550                       476

                                                                               ---------------         -----------------
  Earnings before provision for income taxes                                            2,805                     1,896

Provision for income taxes                                                                226                       (34)

                                                                               ---------------         -----------------
    Net earnings                                                                      $ 2,579                  $  1,930
                                                                               ===============         =================

Weighted average common shares outstanding                                               7353                     7,351
                                                                               ===============         =================

Net earnings per common share                                                         $  0.35                  $   0.26
                                                                               ===============         =================

Cash dividends declared and paid per common share                                     $  2.00                  $   2.00
                                                                               ===============         =================




The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended April 6, 1997 and March 31, 1996
(Unaudited)
(Dollars in thousands)
                                                                                    1997                      1996
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

        Net earnings                                                                  $  2,579                  $  1,930

        Adjustments to reconcile net earnings to net cash
           provided by operating activities:
           Provision for depreciation                                                      468                       420
           Stock compensation expense                                                       16                        14
           Changes in:
              Accounts receivable                                                       11,469                    17,577
              Inventories                                                                1,963                       297
              Prepaid expenses                                                             (37)                      308
              Accounts payable and accrued liabilities                                  (6,298)                   (6,570)
              Federal and state income taxes                                            (2,474)                   (4,312)
                                                                              -----------------         -----------------
                    Net cash provided by operating activities                            7,686                     9,664
                                                                              -----------------         -----------------

Cash flows from investing activities:

        Marketable securities purchased                                                (17,341)                  (26,465)
        Marketable securities - maturities and sales                                    18,764                    26,620
        Acquisition of property, plant and equipment                                      (217)                   (1,287)
        Change in other assets                                                               2                         3
                                                                              -----------------         -----------------
                    Net cash used in investing activities                                1,208                    (1,129)
                                                                              -----------------         -----------------

Cash flows from financing activities:

        Dividends paid                                                                 (14,706)                  (14,701)
        Other                                                                               20                        26
                                                                              -----------------         -----------------
                    Net cash used in financing activities                              (14,686)                  (14,675)
                                                                              -----------------         -----------------

Net decrease in cash and cash equivalents                                               (5,792)                   (6,140)
Cash and cash equivalents at beginning of period                                        91,878                    91,448
                                                                              =================         =================
Cash and cash equivalents at end of period                                            $ 86,086                  $ 85,308
                                                                              =================         =================

The accompanying notes are an integral part of the financial statements.





               NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - EARNINGS PER SHARE

Earnings per share are computed using the weighted average common shares outstanding during each period.


NOTE B - NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

------------------------------------------------------------------------

The foregoing information for the periods ended April 6, 1997, and March 31, 1996, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1996, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1996 Annual Report. Interim results for the period are not indicative of those for the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison First Quarter 1997 and 1996

        Net sales increased by $839,000 from $17,109,000 to $17,948,000, primarily due to higher volume.

        Gross margins as a percentage of sales increased from 21% to 22%, primarily as a result of more favorable manufacturing variances offset in part by a less favorable product mix.

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

        Other income, principally interest increased from the 1996 level primarily as a result of a higher rate of return on a higher level of invested funds. Both years were favorably impacted by litigation judgments/settlements of a non-recurring nature.

        Earnings before provision for income taxes increased $909,000 from $1,896,000 to $2,805,000. The provision for income taxes increased from ($34,000) to $226,000 and the effective income tax rate increased from (2%) to 8%, as a result of increased earnings subject to tax. Net earnings increased $649,000 from $1,930,000 to $2,579,000, or 34%.

        The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K:
                  None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ____NATIONAL PRESTO INDUSTRIES, INC.___




Date:  May 9, 1997                  ____________________________/S/ M. J. COHEN
                                    M. J. Cohen, President




Date:  May 9, 1997                  ____________________________/S/ R. F. LIEBLE
                                    R. F. Lieble, Treasurer
                                    (Principal accounting officer)