Form 10-Q
period 1997-07-06
NATIONAL PRESTO INDUSTRIES INC
filed 1997-08-13
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 6, 1997

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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


       (Registrant's telephone number, including area code) 715-839-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 7,354,291 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 6, 1997 and December 31, 1996
(Unaudited)
(Dollars in thousands)


ASSETS
   CURRENT ASSETS:                                      1997                        1996
-------------------------------------------------------------------------------------------------
       Cash and cash equivalents                             $ 76,678                    $ 91,878

       Marketable securities                                  143,776                     136,159

       Accounts receivable, net                                 8,128                      21,826

       Inventories:
          Finished goods                       $ 10,713                    $  8,470

          Work in process                         2,634                       1,744

          Raw materials                           5,332                       6,661

          Supplies                                1,096        19,775           945        17,820
                                               --------                    --------
       Prepaid expenses                                           947                         888
                                                             --------                    --------
          Total current assets                                249,304                     268,571

   PROPERTY, PLANT AND EQUIPMENT:                18,943                      17,256

          Less allowance for depreciation        10,857         8,086         9,911         7,345
                                               --------                    --------
  OTHER ASSETS                                                 9,469                       9,469
                                                             --------                    --------
                                                             $266,859                    $285,385
                                                             ========                    ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 6, 1997 and December 31, 1996
(Unaudited)
(Dollars in thousands)

LIABILITIES
   CURRENT LIABILITIES:                              1997                         1996
------------------------------------------------------------------------------------------------
       Accounts payable                                    $  7,627                     $ 13,262

       Federal and state income taxes                         1,703                        4,887

       Accrued liabilities                                   20,123                       20,387
                                                           --------                     --------
          Total current liabilities                          29,453                       38,536

COMMITMENTS AND CONTINGENCIES                                  --                           --


STOCKHOLDERS' EQUITY

       Common stock, $1 par value:
          Authorized: 12,000,000 shares
          Issued: 7,440,518 shares           $  7,441                    $  7,441

       Paid-in capital                            916                    $    903

       Retained earnings                      231,327                    $240,815
                                             --------                    --------
                                              239,684                    $249,159

       Treasury stock, at cost                  2,278                    $  2,310
                                             --------                    --------
             Total stockholders' equity                     237,406                      246,849
                                                           --------                     --------
                                                           $266,859                     $285,385
                                                           ========                     ========



The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months ended July 6, 1997 and June 30, 1996
(Unaudited)
(In thousands except per share data)

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          ----------------------      ----------------------
                                                            1997          1996          1997          1996
                                                          --------      --------      --------      --------
Net sales                                                 $ 16,870      $ 16,970      $ 34,817      $ 34,079

Cost of sales                                               11,938        12,632        25,954        26,104
                                                          --------      --------      --------      --------
      Gross profit                                           4,932         4,338         8,863         7,975

Selling and general expenses                                 4,199         3,880         8,431         8,154
                                                          --------      --------      --------      --------
      Operating profit (loss)                                  733           458           432          (179)

Other income, principally interest                           2,233         1,992         4,788         4,049

Other, principally litgation judgments / settlements          --            --             550           476

                                                          --------      --------      --------      --------
  Earnings before provision for income taxes                 2,966         2,450         5,770         4,346
Provision for income taxes                                     326           214           552           180
                                                          --------      --------      --------      --------
    Net earnings                                          $  2,640      $  2,236      $  5,218      $  4,166
                                                          ========      ========      ========      ========
Weighted average common and common
    equivalent shares outstanding                            7,359         7,355         7,359         7,355
                                                          ========      ========      ========      ========
Net earnings per common share                             $   0.36      $   0.31      $   0.71      $   0.57
                                                          ========      ========      ========      ========
Cash dividends declared and paid per common share         $   --        $   --        $   2.00      $   2.00
                                                          ========      ========      ========      ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended July 6, 1997 and June 30, 1996
(Unaudited)
(Dollars in thousands)

                                                                    1997          1996
                                                                  --------       --------
Cash flows from operating activities:

       Net earnings                                               $  5,218       $  4,166

       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
          Provision for depreciation                                   957            852
          Stock compensation expense                                    49             22
          Changes in:
             Accounts receivable                                    13,698         19,591
             Inventories                                            (1,955)        (1,997)
             Prepaid expenses                                          (59)           646
             Accounts payable and accrued liabilities               (5,899)        (6,829)
             Federal and state income taxes                         (3,184)        (4,671)
                                                                  --------       --------
                   Net cash provided by operating activities         8,825         11,780
                                                                  --------       --------
Cash flows from investing activities:

       Marketable securities purchased                             (29,861)       (42,414)
       Marketable securities - maturities and sales                 22,244         41,459
       Acquisition of property, plant and equipment                 (1,700)        (1,964)
       Other                                                             2              7
                                                                  --------       --------
                   Net cash used in investing activities            (9,315)        (2,912)
                                                                  --------       --------
Cash flows from financing activities:

       Dividends paid                                              (14,706)       (14,701)
       Other                                                            (4)            39
                                                                  --------       --------
                   Net cash used in financing activities           (14,710)       (14,662)
                                                                  --------       --------
Net decrease in cash and cash equivalents                          (15,200)        (5,794)
Cash and cash equivalents at beginning of period                    91,878         91,448
                                                                  --------       --------
Cash and cash equivalents at end of period                        $ 76,678         85,654
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

------------------------------------------------------------------------

The foregoing information for the periods ended July 6, 1997, and June 30, 1996, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1996, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1996 Annual Report. Interim results for the period are not indicative of those for the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Comparison Second Quarter 1997 and 1996

         Net sales decreased $100,000 from $16,970,000 to $16,870,000.

         Gross margins as a percentage of sales increased from 26% to 29%, primarily as a result of more favorable manufacturing variances.

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

         Both other income, principally interest and net earnings increased from the 1996 level primarily as a result of a higher rate of return on a higher level of invested funds.

         Earnings before provision for income taxes increased $516,000 from $2,450,000 to $2,966,000. The provision for income taxes increased from $214,000 to $326,000 and the effective income tax rate increased from 9% to 11%, as a result of increased earnings subject to tax. Net earnings increased $404,000 from $2,236,000 to $2,640,000, or 18%.

         The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

Comparison of the First Six Months 1997 and 1996

         Net sales increased by $738,000 from $34,079,000 to $34,817,000, primarily due to a higher volume.

         Gross margins as a percentage of sales increased from 23% to 26%, primarily as a result of more favorable manufacturing variances offset in part by a less favorable product mix.

         The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months.

         Both other income, principally interest and net earnings increased from the 1996 level primarily as a result of a higher rate of return on a higher level of invested funds.

         Both years were favorably impacted by litigation judgments / settlements of a non-recurring nature.

         Earnings before provision for income taxes increased $1,424,000 from $4,346,000 to $5,770,000. The provision for income taxes increased from $180,000 to $552,000 and the effective income tax rate increased from 4% to 10%, as a result of increased earnings subject to tax. Net earnings increased $1,052,000 from $4,166,000 to $5,218,000, or 25%.

                           PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

         On May 20, 1997, the Registrant held its Annual Meeting of Stockholders at which time the nominees proposed by the Board were re-elected to three year terms. The results of the vote on the Board of Directors election was as follows:

                                                     Against       Abstentions
                                                        or         and Broker
            Nominee                     For          Withheld      non-votes
            -------                     ---          --------      ---------
         Melvin S. Cohen             6,374,533        57,304        76,670
         MaryJo Cohen                6,412,283        18,754        76,670

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:
                 Exhibit 3 (i) -  Restated Articles of Incorporation
                          (ii) -  By-Laws
                 Exhibit 9     -  Voting Trust Agreement
                 Exhibit 10.1  -  1988 Stock Option Plan
                 Exhibit 10.2  -  Form of Incentive Stock Option Agreement under
                                    1988 Stock Option Plan
                 Exhibit 11    -  Statement Re computation of per share earnings
                 Exhibit 27    -  Financial Data Schedule

         (b) Reports on Form 8-K:

                 None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NATIONAL PRESTO INDUSTRIES, INC.


Date:  August 8, 1997                        /S/ M. J. COHEN
                                             M. J. Cohen, President
                                             (Principal operating officer)


Date:  August 8, 1997                        /S/ R. F. LIEBLE
                                             R. F. Lieble, Treasurer
                                             (Principal accounting officer)

       Exhibit
       Number         Exhibit Description
       ------         -------------------

+      3 (i)          Restated Articles of Incorporation

+      3 (ii)         By-Laws

+      9              Voting Trust Agreement

+      10.1     *     1988 Stock Option Plan

+      10.2     *     Form of Incentive Stock Option Agreement under
                           1988 Stock Option Plan

+      11             Statement Re computation of per share earnings

+      27             Financial Data Schedule



       +              Filed with this report

       * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (C) of Form 10-K