Form 10-Q
period 1997-10-05
NATIONAL PRESTO INDUSTRIES INC
filed 1997-11-07
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 5, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

There were 7,354,556 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 5, 1997 and December 31, 1996
(Unaudited)
(Dollars in thousands)

                                                                       1997                               1996
====================================================================================================================
ASSETS
   CURRENT ASSETS:
             Cash and cash equivalents                               $ 89,869                           $ 91,878

             Marketable securities                                    123,023                            136,159

             Accounts receivable, net                                  15,862                             21,826

             Inventories:
                Finished goods                          $ 18,280                           $ 8,470

                Work in process                            2,295                             1,744

                Raw materials                              5,974                             6,661

                Supplies                                   1,064       27,613                  945        17,820
                                                        --------                          --------

             Prepaid expenses                                             910                                888
                                                                     --------                           --------

                Total current assets                                  257,277                            268,571

   PROPERTY,  PLANT AND EQUIPMENT:                        19,915                            17,256

                Less allowance for depreciation           11,035        8,880                9,911         7,345
                                                        --------                          --------

   OTHER ASSETS                                                         9,469                              9,469

                                                                     --------                           --------
                                                                     $275,626                           $285,385
                                                                     ========                           ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 5, 1997 and December 31, 1996
(Unaudited)
(Dollars in thousands)

                                                                       1997                                1996
====================================================================================================================
LIABILITIES
   CURRENT LIABILITIES:
             Accounts payable                                       $ 10,930                             $ 13,262

             Federal and state income taxes                            1,850                                4,887

             Accrued liabilities                                      21,925                               20,387

                                                                    --------                             --------
                Total current liabilities                             34,705                               38,536

COMMITMENTS AND CONTINGENCIES                                              -                                    -


STOCKHOLDERS' EQUITY

             Common stock, $1 par value:
                Authorized: 12,000,000 shares
                Issued: 7,440,518 shares               $  7,441                            $  7,441

             Paid-in capital                                920                                 903

             Retained earnings                          234,831                             240,815
                                                       --------                            --------

                                                        243,192                             249,159

             Treasury stock, at cost                      2,271                               2,310

                                                       --------                            --------
                   Total stockholders' equity                        240,921                              246,849

                                                                    --------                             --------
                                                                    $275,626                             $285,385
                                                                    ========                             ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months ended October 5, 1997 and September 29, 1996 (Unaudited)
(In thousands except per share data)

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            1997         1996                 1997          1996
====================================================================================================================
Net sales                                                $ 24,917     $ 23,001             $ 59,734      $ 57,080

Cost of sales                                              16,646       16,065               42,600        42,169

                                                         ---------------------             ----------------------
      Gross profit                                          8,271        6,936               17,134        14,911

Selling and general expenses                                6,121        5,512               14,552        13,666

                                                         ---------------------             ----------------------
      Operating profit                                      2,150        1,424                2,582         1,245

Other income, principally interest                          2,249        2,005                7,037         6,054

Other, principally litgation judgments / settlements            -            -                  550           476

                                                         ---------------------             ----------------------
  Earnings before provision for income taxes                4,399        3,429               10,169         7,775

Provision for income taxes                                    896          608                1,448           788

                                                         ---------------------             ----------------------
    Net earnings                                         $  3,503     $  2,821             $  8,721      $  6,987
                                                         =====================             ======================

Weighted average common and common
    equivalent shares outstanding                           7,359        7,355                7,359         7,355
                                                         =====================             ======================

Net earnings per common share                            $   0.48     $   0.38             $   1.19      $   0.95
                                                         =====================             ======================

Cash dividends declared and paid per common share        $    -       $    -               $   2.00      $   2.00
                                                         =====================             ======================

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended October 5, 1997 and September 29, 1996
(Unaudited)
(Dollars in thousands)

                                                                                   1997                  1996
====================================================================================================================
Cash flows from operating activities:

             Net earnings                                                         $ 8,721              $  6,987

             Adjustments to reconcile net earnings to net cash
                provided by operating activities:
                Provision for depreciation                                          1,357                 1,367
                Stock compensation expense                                             67                    47
                Changes in:
                   Accounts receivable                                              5,964                21,759
                   Inventories                                                     (9,793)               (1,406)
                   Prepaid expenses                                                   (22)                  659
                   Accounts payable and accrued liabilities                          (794)               (3,348)
                   Federal and state income taxes                                  (3,037)               (4,718)
                                                                                 --------              --------
                          Net cash provided by operating activities                 2,463                21,347
                                                                                 --------              --------

Cash flows from investing activities:

             Marketable securities purchased                                      (60,023)              (85,607)
             Marketable securities - maturities and sales                          73,159                75,427
             Acquisition of property, plant and equipment                          (2,917)               (2,607)
             Other                                                                     26                     7
                                                                                 --------              --------
                          Net cash provided by (used in) investing activities      10,245               (12,780)
                                                                                 --------              --------

Cash flows from financing activities:

             Dividends paid                                                       (14,706)              (14,700)
             Other                                                                    (11)                   21
                                                                                 --------              --------
                          Net cash used in financing activities                   (14,717)              (14,679)
                                                                                 --------              --------

Net decrease in cash and cash equivalents                                          (2,009)               (6,112)
Cash and cash equivalents at beginning of period                                   91,878                91,448
                                                                                 --------              --------
Cash and cash equivalents at end of period                                       $ 89,869              $ 85,336
                                                                                 ========              ========

The accompanying notes are an integral part of the financial statements.

             NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - EARNINGS PER SHARE

Net earnings per share are computed using the weighted average common shares outstanding during each period.



--------------------------------------------------------------------------------

The foregoing information for the periods ended October 5, 1997, and September 29, 1996, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1996, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1996 Annual Report. Interim results for the period are not indicative of those for the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Comparison Third Quarter 1997 and 1996

         Net sales increased $1,916,000 from $23,001,000 to $24,917,000, primarily due to higher volume.

         Gross margins as a percentage of sales increased from 30% to 33%, primarily as a result of more favorable manufacturing variances.

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

         Other income, principally interest, increased from the 1996 level primarily as a result of a higher rate of return on a higher level of invested funds.

         Earnings before provision for income taxes increased $970,000 from $3,429,000 to $4,399,000. The provision for income taxes increased from $608,000 to $896,000 and the effective income tax rate increased from 18% to 20%, as a result of increased earnings subject to tax. Net earnings increased $682,000 from $2,821,000 to $3,503,000, or 24%.

         The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

Comparison of the First Nine Months 1997 and 1996

         Net sales increased by $2,654,000 from $57,080,000 to $59,734,000, primarily due to a higher volume.

         Gross margins as a percentage of sales increased from 26% to 29%, primarily as a result of more favorable manufacturing variances.

         The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months.

         Other income, principally interest, increased from the 1996 level primarily as a result of a higher rate of return on a higher level of invested funds.

         Both years were favorably impacted by litigation judgments / settlements of a non-recurring nature.

         Earnings before provision for income taxes increased $2,394,000 from $7,775,000 to $10,169,000. The provision for income taxes increased from $788,000 to $1,448,000 and the effective income tax rate increased from 10% to 14%, as a result of increased earnings subject to tax. Net earnings increased $1,734,000 from $6,987,000 to $8,721,000, or 25%.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                 Exhibit 3 (I)  - Restated Articles of Incorporation -
                                    incorporated by reference form Exhibit 3 (i)
                                    of the Company's quarterly report on Form
                                    10-Q for the quarter ended July 6, 1997
                           (ii) - By-Laws - incorporated by reference form
                                    Exhibit 3 (ii) of the Company's quarterly
                                    report on Form 10-Q for the quarter ended
                                    July 6, 1997
                 Exhibit 9  -     Voting Trust Agreement - incorporated by
                                    reference form Exhibit 9 of the Company's
                                    quarterly report on Form 10-Q for the
                                    quarter ended July 6, 1997
                 Exhibit 10.1  -  1988 Stock Option Plan - incorporated by
                                    reference form Exhibit 10.1 of the Company's
                                    quarterly report on Form 10-Q for the
                                    quarter ended July 6, 1997
                 Exhibit 10.2  -  Form of Incentive Stock Option Agreement
                                    under the 1988 Stock Option Plan
                                    incorporated by reference form Exhibit 10.2
                                    of the Company's quarterly report on Form
                                    10-Q for the quarter ended July 6, 1997
                 Exhibit 11 -     Statement regarding computation of per share
                                    earnings
                 Exhibit 27 -     Financial Data Schedule


          (b) Reports on Form 8-K:
                 None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NATIONAL PRESTO INDUSTRIES, INC.

Date: November 4, 1997                                       /S/ M. J. Cohen
                                         ---------------------------------------
                                         M. J. Cohen, President
                                         (Principal operating officer)


Date: November 4, 1997                                       /S/ R. F. Lieble
                                         ---------------------------------------
                                         R. F. Lieble, Treasurer
                                         (Principal accounting officer)

       Exhibit
        Number                           Exhibit Description
        ------                           -------------------

          11           Computation of Earnings per Share

          27           Financial Data Schedule