Form 10-K405
period 1997-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 1998-03-26
CIK 80172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission File Number 1-2451

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

                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _X__

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 27, 1998, was $279,516,348.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 27, 1998, was 7,354,981.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

             TITLE                                           PART

Proxy Statement dated April 3, 1998                        Part III

Except as specifically incorporated herein by reference, the foregoing Proxy Statement is not deemed filed as part of this report.

                                     PART I


ITEM 1. BUSINESS

      A.  DESCRIPTION OF BUSINESS

         The business of National Presto Industries, Inc., and its consolidated subsidiaries (the "Company") consists of a single business category. Comments on individual portions of that category follow.

         1.  COMMERCIAL

         The Company manufactures and distributes small electrical appliances and housewares, including comfort appliances, pressure cookers and canners, private label and premium sales products.

         Electrical appliances and housewares sold by the Company include pressure cookers and canners; the Presto(R) Control Master(R) single thermostatic control line of fry pans in several sizes, griddles and combination griddle/warmers and multi-purpose cookers; deep fryers of various sizes; can openers, slicer/shredders, slicer/shredder/mixers; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; electronic toasters; coffeemakers; electric grills; electric tea kettles; electric knives; bread slicing systems; electric knife sharpeners; and timers.

         Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel. The Company believes it is one of the principal manufacturers of pressure cookers in the United States.

         For the year ended December 31, 1997, approximately 56% of consolidated net sales were provided by cast products (fry pans, griddles, deep fryers and electric multi-cookers), approximately 15% by motorized nonthermal appliances (can openers, slicer/shredders, knife sharpeners, electric knives, and bread slicing systems), and approximately 25% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, electronic toasters, corn poppers (hot air and microwave), coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 1996, approximately 52% of consolidated net sales were provided by cast products, approximately 15% by motorized nonthermal appliances and approximately 28% by noncast/thermal appliances. For the year ended December 31, 1995, approximately 45% of consolidated net sales were provided by cast products, approximately 22% by motorized nonthermal appliances and approximately 29% by noncast/thermal appliances.

         Wal-Mart Stores, Inc., accounted for 43%, 38% and 36% of consolidated net sales for the years ended December 31, 1997, 1996 and 1995.

         Products are sold directly to retailers throughout the United States and also through independent distributors. Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them. The loss of, or material reduction in, business from any of the Company's major customers could adversely affect the Company's business.

         The Company has a sales force of approximately eleven employees that sells to and services customers. In selected geographic areas sales are handled by manufacturers' representatives who may handle other product lines. Sales promotional activities include television, radio and newspaper. The Company's commercial business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are components and finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

         Research and development costs related to new product development for the years 1997, 1996 and 1995 were absorbed in operations for these years and were not a material element in the aggregate costs incurred by the Company.

         Company products are generally warranted to the original owner to be free from defects in material and workmanship for a period of two years from date of purchase. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. The Company services its products through independent service stations throughout the United States and the corporate service repair operation. The Company's service and warranty programs are competitive with those offered by other manufacturers in the industry.

         The Company's commercial products are manufactured in plants located at Jackson, Mississippi and Alamogordo, New Mexico. The Company also purchases a portion (18% in 1997) of its products from nonaffiliated companies in the Pacific Rim countries.

         2.  DEFENSE

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

         3.  WAREHOUSING AND TRANSPORTATION SERVICES

         For a number of years, the Company has warehoused and distributed its commercial products from a centrally located distribution center. Selective use is made of leased tractors and trailers with backhauls scheduled on return trips carrying goods consigned for internal corporate use.

         4.  FINANCIAL MANAGEMENT

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

         In February 1988, the Company entered into an agreement with the Department of the Army (the 1988 Agreement), pursuant to which the Army agreed to fund environmental restoration activities related to the site. As a result of the 1988 Agreement, a total of $27,000,000 has been appropriated for environmental matters. Based on information known to the Company as of December 31, 1997, it is believed that the funds appropriated to date will be adequate to satisfy remaining investigation and restoration activities; however, should environmental agencies require additional studies or remediation activities beyond what is now contemplated, it is possible that existing funds could be inadequate.

         Management believes that in the absence of any unforeseen future developments, these environmental matters will not have any material adverse effect on the results of operations or financial condition of the Company.

         4.  Number of Employees of the Company

         As of December 31, 1997, the Company had 577 employees.

         5.  Industry Practices Related to Working Capital Requirements

         The major portion of the Company's commercial sales were made with terms of 90 days or shorter. A small portion of the sales were made with seasonal dating provisions.

         Inventory levels increase in advance of the selling period for products that are seasonal, such as pressure canners, heaters, and in preparation for new product introductions. Inventory build-up also occurs to create stock levels required to support the higher sales that occur in the latter half of each year. With the buying practices of the Company's customers moving away from substantial advance stocking orders to smaller, more frequent orders, the Company is required to carry larger finished goods inventories than previously maintained. The Company purchases components and raw materials in advance of production requirements where such purchases are required to ensure supply or provide advantageous long-term pricing.

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


ITEM 2.PROPERTIES (Owned Except Where Indicated)

         The Company's Eau Claire facility is approximately 560,000 square feet, of which 428,000 square feet was dedicated to ordnance activities prior to September 1993. Leases for 145,000 square feet of this area have been entered into with outside tenants. The Company's corporate office is also located in Eau Claire.

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


ITEM 3.LEGAL PROCEEDINGS

         The Company is subject to various legal actions incidental to its normal business operations. In the opinion of management such actions will be resolved for amounts that in the aggregate will not be material to the results of operations or financial condition of the Company.

         See Item 1.B.3. for information regarding certain environmental matters.


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                      EXECUTIVE OFFICERS OF THE REGISTRANT


The following information is provided with regard to the executive officers of the registrant: (All terms of office are for one year or until their respective successors are duly elected and qualified.)



                                                                                   FAMILY
          NAME                         TITLE                        AGE            RELATIONSHIP
         --------------------------------------------------------------------------------------------------------

         Melvin S. Cohen       Chairman of the Board                 80              Father of
                                                                                   Maryjo Cohen

         Maryjo Cohen          President and Chief Executive         45             Daughter of
                               Officer                                            Melvin S. Cohen

         Richard F. Anderl     Vice-President, Engineering           54                None

         Neil L. Brown         Vice President, Manufacturing         54                None

         Donald E. Hoeschen    Vice-President, Sales                 50                None

         James F. Bartl        Secretary                             57                None

         Randy F. Lieble       Treasurer                             44                None


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

         Mr. Brown was elected Vice-President in November 1997. He has been associated with the registrant since 1966. Prior to becoming an officer, he was Director of Manufacturing.

         Mr. Hoeschen was elected Vice President in May 1997. He has been associated with the registrant since 1971. Prior to becoming an officer, he was Director of Sales.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Record of Dividends Paid and Market Price of Common Stock

                                    1997 Fiscal Year                               1996 Fiscal Year
                            ---------------------------------------------------------------------------------------
                              Applicable         Market Price               Applicable          Market Price
                            Dividends Paid                                Dividends Paid
                              per Share         High        Low              per Share        High           Low
                            -------------------------------------         ------------------------------------------
First Quarter                  $2.00           $40 1/2    $35 7/8              $2.00           $44          $39 5/8
Second Quarter                   -              40 3/8     35 7/8                -              42           38
Third Quarter                    -              43         36 3/4                -              39 1/2       36 1/4
Fourth Quarter                   -              44 3/16    36 1/2                -              38 7/8       36 1/2
                            -------------------------------------         ------------------------------------------
Full Year                      $2.00           $44 3/16   $35 7/8              $2.00           $44          $36 1/4


         Common stock of National Presto Industries, Inc., is traded on the New York Stock Exchange under the symbol NPK. As of December 31, 1997, there were 953 stockholders of record. There were 940 stockholders of record as of February 27, 1998, the latest practicable date.


ITEM 6. SELECTED FINANCIAL DATA

(In thousands except per share data)

For the years ended December 31,       1997         1996         1995         1994         1993
                                     --------     --------     --------     --------     --------
Net sales                            $109,540     $106,008     $120,172     $128,070     $118,580

Net earnings                           16,982       14,720       18,969       21,455       18,655

Net earnings per share - Diluted         2.31         2.00         2.61         2.92         2.55

Total assets                          291,870      285,385      284,927      291,036      283,004

Long-term debt                           --           --           --          5,103        5,103
                                     --------     --------     --------     --------     --------

Dividends paid per common share
   Applicable to current year            2.00         2.00         2.15         1.90            *



*  The 1993 dividend was paid on December 28, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

1997 COMPARED TO 1996

Net sales increased by $3,532,000 from $106,008,000 to $109,540,000 due to increased unit volume primarily as a result of new product introductions.

Gross margins for 1997 increased $1,886,000 from $33,621,000 to $35,507,000 due to the volume increase. As a percentage of sales, gross margins were 32% in both years.

Selling and general expenses were relatively unchanged.

Other income, principally interest, increased from the 1996 level primarily as a result of a higher rate of return on a higher level of invested funds in the Company's portfolio of short-term marketable securities.

Both years were favorably impacted by litigation judgments/settlements of a nonrecurring nature.

Earnings before provision for income taxes increased $2,816,000 from $19,174,000 to $21,990,000. The provision for income taxes increased from $4,454,000 to $5,008,000 as a result of increased earnings subject to tax. The effective income tax rate was 23% in both years. Net earnings increased $2,262,000 from $14,720,000 to $16,982,000, or 15%.

National Presto Industries, Inc. has studied its computer software and hardware to determine its exposure to the Century date problem. The year 2000 date problem consists of a date format shortcoming where the year is represented by only two digits causing programs that perform arithmetic operations, comparisons, or sorting of date fields to yield incorrect results. The work to correct the year 2000 problem began in 1997 and is expected to be completed in 12 to 16 months. The cost, which is considered immaterial, will be directly reflected in the Statement of Earnings as incurred.

The Company maintains adequate liquidity for all of its anticipated capital requirements and dividend payments. As of year-end 1997, there were no material capital commitments outstanding.

Forward looking statements in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; competitive pressure on sales and pricing, and increases in material or production cost which cannot be recouped in product pricing. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

1996 COMPARED TO 1995

Net sales decreased by $14,164,000 from $120,172,000 to $106,008,000, primarily due to a unit volume decrease.

Gross profit for 1996 decreased by $9,175,000 from $42,796,000 to $33,621,000 due primarily to the volume reduction and a less favorable product mix. See footnote C to the consolidated financial statements for information on LIFO valuing of inventories and its impact on cost of sales. Gross margins as a percentage of sales were 32% versus 36% in 1996 and 1995.

Selling and general expenses decreased $4,384,000 largely due to decreased advertising expenses. As a percentage of net sales, selling and general expenses decreased from 23% to 22%.

Other income, principally interest, decreased from the 1995 level primarily as a result of a lower rate of return on the Company's portfolio of short-term marketable securities.

The other, principally litigation judgment in 1996 was income from concluded legal matters and 1995, was the result of a non-operational receipt of $2.85 million in damages and interest resulting from the Federal Circuit Court of Appeals decision that Black & Decker infringed Presto's patent on its SaladShooter(R) electric slicer/shredder. It was offset in part by the cost of retiring a Convertible Debenture.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A listing of the Executive Officers of the Registrant is included in
         Part I. See Note following Item 13 for information relating to Directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

         See Note following Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See Note following Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Note following.

NOTE: Within 120 days after the close of the registrant's fiscal year ended December 31, 1997, the registrant intends to file a definitive proxy statement pursuant to regulation 14A. Pursuant to the Rules and Regulations of the Securities Exchange Act of 1934, the information required for Items 10, 11, 12 and 13 has been omitted and is incorporated herein from the Proxy by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    A. The following consolidated financial statements of National Presto Industries, Inc., and its subsidiaries and the related Report of Independent Certified Public Accountants are included in this report:


                                                                                Form 10-K
                                                                              Page Reference
                                                                              --------------

       1. Consolidated Balance Sheets - December 31, 1997 and 1996               F-1 & F-2

       2. Consolidated Statements of Earnings -
            Years ended December 31, 1997, 1996 and 1995                           F-3

       3. Consolidated Statements of Cash Flows -
            Years ended December 31, 1997, 1996 and 1995                           F-4

       4. Consolidated Statements of Stockholders' Equity -
            Years ended December 31, 1997, 1996 and 1995                           F-5

       5. Notes to Consolidated Financial Statements                            F-6 thru F-10

       6. Report of Independent Certified Public Accountants                       F-11



    B.  The following Schedules and Exhibits are included in this report:

           Schedule II - Valuation and Qualifying Accounts                         F-12

          Exhibit 3(i) - Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

                  (ii) - By-Laws - incorporated by reference from Exhibit 3
                        (ii) of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

          Exhibit 9    - Voting Trust Agreement - incorporated by reference
                        from Exhibit 9 of the Company's quarterly report on Form
                        10-Q for the quarter ended July 6, 1997

          Exhibit 10.1 - 1988 Stock Option Plan - incorporated by reference from Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

          Exhibit 10.2 - Form of Incentive Stock Option Agreement under the
                        1988 Stock Option Plan - Incorporated by reference from
                        Exhibit 10.2 of the Company's quarterly report on Form
                        10-Q for the quarter ended July 6, 1997


          Exhibit 11   - Statement Re Computation of Per Share Earnings            F-13


          Exhibit 21 - Parent and Subsidiaries                                     F-14

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


                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
                                  (registrant)




                                       By: /S/Randy F. Lieble
                                           ---------------------------
                                              Randy F. Lieble
                                              Treasurer
                                              (Principal Accounting Officer)


By: /S/ Walter G. Ryberg               By: /S/ Melvin S. Cohen
    ---------------------------            ---------------------------
        Walter G. Ryberg                       Melvin S. Cohen
        Director                               Chairman of the Board


By: /S/ John M. Sirianni               By: /S/ James F. Bartl
    ---------------------------            ---------------------------
        John M. Sirianni                       James F. Bartl
        Director                               Secretary and Director


By: /S/ Michael J. O'Meara             By: /S/ Maryjo Cohen
    ---------------------------            ---------------------------
        Michael J. O'Meara                     Maryjo Cohen
        Director                               President and Chief Executive
                                               Officer and Director



Date:  March 25, 1998



NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                           DECEMBER 31, 1997                           DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------------
ASSETS

     CURRENT ASSETS:

         Cash and cash equivalents                                         $ 91,639                             $ 91,878

         Marketable securities                                              140,651                              136,159

         Accounts receivable                                $ 20,692                             $22,276

            Less allowance for doubtful accounts                 450         20,242                  450          21,826
                                                            --------                             -------

         Inventories:

            Finished goods                                     9,058                               8,470

            Work in process                                    1,675                               1,744

            Raw materials                                      6,900                               6,661

            Supplies                                           1,000         18,633                  945          17,820
                                                            --------                             -------

         Prepaid expenses                                                       918                                  888
                                                                          ---------                             --------

            Total current assets                                            272,083                              268,571

     PROPERTY, PLANT AND EQUIPMENT:

         Land and land improvements                              172                                 146

         Buildings                                             6,796                               6,736

         Machinery and equipment                              13,040                              10,374
                                                            --------                             -------

                                                              20,008                              17,256

            Less allowance for depreciation                   11,002          9,006                9,911           7,345
                                                            --------                             -------

     OTHER ASSETS                                                            10,781                                9,469
                                                                          ---------                             --------

                                                                          $ 291,870                             $285,385
                                                                          =========                             ========


The accompanying notes are an integral part of the financial statements.



NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                           DECEMBER 31, 1997                           DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------------

LIABILITIES
     CURRENT LIABILITIES:

         Accounts payable                                               $ 15,958                                $ 13,262

         Federal and state income taxes                                    4,923                                   4,887

         Accrued liabilities                                              21,791                                  20,387
                                                                       ---------                                --------

            Total current liabilities                                     42,672                                  38,536

     COMMITMENTS AND CONTINGENCIES                                             -                                       -


STOCKHOLDERS' EQUITY

     Common stock, $1 par value:
                  Authorized: 12,000,000 shares
                  Issued: 7,440,518 shares                   $ 7,441                             $ 7,441

     Paid-in capital                                             925                                 903

     Retained earnings                                       243,092                             240,815
                                                             -------                             -------

                                                             251,458                             249,159

     Treasury stock, at cost, 85,537 shares
                  in 1997 and 87,447 shares in 1996            2,260                               2,310
                                                             -------                             -------

                     Total stockholders' equity                          249,198                                 246,849
                                                                       ---------                                --------

                                                                       $ 291,870                               $285,385
                                                                       =========                               ========


The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)
           For the years ended December 31,                    1997          1996          1995
--------------------------------------------------------------------------------------------------

Gross sales                                                 $ 111,423      $ 107,878     $ 122,378

             Less freight, discounts, etc                       1,883          1,870         2,206
                                                            --------------------------------------

Net sales                                                     109,540        106,008       120,172

Cost of sales                                                  73,999         72,387        77,376
                                                            --------------------------------------

Gross profit                                                   35,541         33,621        42,796

Selling and general expenses                                   23,337         23,263        27,647
                                                            --------------------------------------

Operating profit                                               12,204         10,358        15,149

Other income, principally interest                              9,244          8,340         8,625

Other, principally litigation judgments                           550            476         2,316

Interest expense                                                   (8)          --            (687)
                                                            --------------------------------------

             Earnings before provision for income taxes        21,990         19,174        25,403

Provision for income taxes                                      5,008          4,454         6,434
                                                            --------------------------------------
                Net earnings                                $  16,982      $  14,720     $  18,969
                                                            ======================================
Weighted average shares outstanding:
             Basic                                              7,354          7,352         7,344
                                                            ======================================
             Diluted                                            7,355          7,353         7,345
                                                            ======================================
Net earnings per share:
             Basic                                          $    2.31      $    2.00     $    2.58
                                                            ======================================
             Diluted                                        $    2.31      $    2.00     $    2.61
                                                            ======================================



The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
             For the years ended December 31,                                       1997          1996           1995
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
             Net earnings                                                        $  16,982      $  14,720      $  18,969
             Adjustments to reconcile net earnings to net cash
             provided by operating activities:
                Provision for depreciation                                           2,051          1,967          1,485
                Deferred income taxes                                               (1,143)        (1,772)          (505)
                Stock compensation expense                                              72             85             81
                Call option on early retirement of debt                               --             --              534
                Changes in:
                   Accounts receivable                                               1,584         16,290         (1,181)
                   Inventories                                                        (813)         7,785         (6,740)
                   Prepaid expenses                                                    (30)           865           (841)
                   Accounts payable and accrued liabilities                          4,100            687         (2,165)
                   Federal and state income taxes                                       36           (337)        (2,643)
                                                                                 ---------------------------------------
                      Net cash provided by operating activities                     22,839         40,290          6,994
                                                                                 ---------------------------------------

Cash flows from investing activities:
             Marketable securities purchased                                      (183,921)      (117,868)       (98,921)
             Marketable securities - maturities and sales                          179,429         94,292         99,092
             Acquisition of property, plant and equipment                           (4,021)        (2,003)        (4,456)
             Changes in other assets                                                   140            416            180
                                                                                 ---------------------------------------
                      Net cash used in investing activities                         (8,373)       (25,163)        (4,105)
                                                                                 ---------------------------------------

Cash flows from financing activities:
             Payment of long-term debt                                                --             --           (5,103)
             Dividends paid                                                        (14,705)       (14,702)       (15,776)
             Other                                                                    --                5             (6)
                                                                                 ---------------------------------------
                      Net cash used in financing activities                        (14,705)       (14,697)       (20,885)
                                                                                 ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (239)           430        (17,996)
Cash and cash equivalents at beginning of year                                      91,878         91,448        109,444
                                                                                 ---------------------------------------
Cash and cash equivalents at end of year                                         $  91,639      $  91,878      $  91,448
                                                                                 =======================================

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
                Interest                                                         $       8      $       1      $     727
                Income taxes                                                     $   6,103      $   6,565      $   9,526


The accompanying notes are an integral part of the financial statements.


NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except per share data)
           For the years ended December 31, 1997, 1996, 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                     Common       Paid-in         Retained           Treasury
                                                      Stock       Capital         Earnings            Stock                 Total
                                                      -----       -------         --------            -----                 -----
Balance January 1, 1995                              $ 7,441        $590            $ 237,604          $(2,696)           $ 242,939

Net earnings                                               -           -               18,969                -               18,969

Dividends paid, $2.15 per share                            -           -              (15,776)               -              (15,776)

Stock issued for call premium on early
   retirement of debt                                      -         225                    -              309                  534

Other                                                      -          33                    -               42                   75
                                                 -----------------------------------------------------------------------------------

Balance December 31, 1995                              7,441         848              240,797           (2,345)             246,741

Net earnings                                               -           -               14,720                -               14,720

Dividends paid, $2.00 per share                            -           -              (14,702)               -              (14,702)

Other                                                      -          55                    0               35                   90
                                                 -----------------------------------------------------------------------------------

Balance December 31, 1996                              7,441         903              240,815           (2,310)             246,849

Net earnings                                               -           -               16,982                -               16,982

Dividends paid, $2.00 per share                            -           -              (14,705)               -              (14,705)

Other                                                      -          22                    -               50                   72
                                                 -----------------------------------------------------------------------------------

Balance December 31, 1997                            $ 7,441        $925            $ 243,092          $(2,260)           $ 249,198
                                                 ===================================================================================


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    NATURE OF OPERATIONS:
      The Company manufactures and distributes small electrical appliances and housewares. Products are sold directly to retail outlets throughout the United States and also through independent distributors. These products are manufactured in plants located at Jackson, Mississippi; Alamogordo, New Mexico; and a portion of its products are imported from nonaffiliated companies in the Pacific Rim countries.

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

      (3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: The Company considers all highly liquid marketable securities with a maturity of one week or less to be cash equivalents. Cash equivalent securities totaled $92,418,000 and $90,963,000 at December 31, 1997 and 1996.
           The Company's cash equivalents and marketable securities are diversely invested, principally in A-rated or higher tax exempt bonds issued by entities throughout the United States.

           The Company has classified all cash equivalents and marketable securities as available for sale, which requires the securities to be reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 1997 and 1996, cost approximated market value for all securities using the specific identification method. The contractual maturities of the marketable securities held at December 31, 1997 were $68,934,000 in 1998, $42,234,000 in 1999, $23,736,000 in 2000, $1,112,000 in
           2001,$3,194,000 beyond 2001 and $1,441,000 with indeterminate maturities.

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

      (6) REVENUE RECOGNITION: The Company recognizes revenues when product is shipped. The Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment.

      (7) ADVERTISING: The Company's policy is to expense advertising as incurred for the year. Advertising expense was $12,998,000, $11,956,000 and $16,479,000 in 1997, 1996 and 1995.

      (8) STOCK OPTIONS: The Company uses the intrinsic value method for valuing stock options issued.

C.  INVENTORIES:
      The amount of inventories valued on the LIFO basis is $17,633,000 and $16,875,000 as of December 31, 1997 and 1996. Under LIFO, inventories are valued at approximately $11,943,000 and $10,598,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 1997 and 1996. The Company uses the LIFO method of inventory accounting to improve matching of costs and revenues.

      The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

                                            Increase (Decrease)
                                            -------------------
                                Cost of               Net            Earnings
            Year                 Sales             Earnings          Per Share
            ----                 -----             --------          ---------
            1997             $(1,345,000)         $ 834,000           $ 0.11
            1996                 926,000           (574,000)           (0.08)
            1995                (974,000)           604,000             0.08

      This information is provided for comparison with companies using the FIFO basis.

D.  ACCRUED LIABILITIES:
      At December 31, 1997 accrued liabilities consisted of payroll $2,291,000, insurance $12,285,000, environmental $3,641,000 and other $3,574,000. At
      December 31, 1996 accrued liabilities consisted of payroll $2,265,000, insurance $11,286,000, environmental $3,624,000 and other $3,212,000.

E.  TREASURY STOCK:
      The Board of Directors has authorized corporate reacquisition of up to 750,000 common shares of the Company stock. No shares were reacquired in 1997 or 1996. During 1995, 1,000 shares were reacquired. Treasury shares have been used for the exercise of stock options and to fund the Company's 401(K) contributions (see note H).

F.  NET EARNINGS PER COMMON SHARE:
      On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128"). As required by the statement, all current and prior year earnings per share data have been restated to conform to the provisions of SFAS 128.

      The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 7,500, 3,000 and 3,500 shares of common stock with a weighted average exercise price of $39.54, $41.28 and $41.22 were outstanding at December 31, 1997, 1996 and 1995, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

G.  STOCK OPTION PLAN:
      The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of the Company's common stock for key employees of the Company. Stock options for 7,500 shares at a weighted average price of $39.54 per share were outstanding at December 31, 1997. Stock options for 3,000 shares at a weighted average price of $41.28 per share were outstanding at December 31, 1996. There were 1000 shares exercisable at $39.54 at December 31, 1997 and 500 shares exercisable at $41.28 at December 31, 1996. The pro forma effect of stock options, if accounted for using the fair value method, is immaterial.

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

      Assumptions used to calculate costs and actuarial present values are reviewed regularly by the Company and its independent actuaries. The assumptions used are as follows: 7% and 7.5% discount rate in 1997 and 1996, 4.5% increase in compensation levels, and 8% long term rate of return on investments in 1997 and 1996. The funded status of the plans is summarized below:

                                               (In thousands)
      As of December 31                   1997       1996        1995
      -----------------                   ----       ----        ----
      Fair value of plan assets         $ 7,527     $7,665    $ 9,137
      Projected benefit obligation        8,333      7,338      8,957
                                        -----------------------------
      Excess plan assets (obligations
         in excess of plan assets)      $  (806)    $  327    $   180
                                        =============================
      Prepaid pension expense           $ 2,778     $2,609    $ 3,012
                                        =============================

      401(k) Plan:
      The Company has a 401(k) retirement plan, which covers substantially all employees. The Company will match up to 25% of the first 4% contributed by employees to the plan. At its discretion, the Company's matching contribution can be made with either cash or common stock. Company contributions made from the Company's treasury stock, including the Company's cash dividends, totaled $72,000 in 1997, $85,000 in 1996, and $81,000 in 1995.

I.   INCOME TAXES:

      The following summarizes the provision for federal and state taxes on income:
          (Dollars in thousands)      1997       1996        1995
                                      ----       ----        ----
          Current:
               Federal               $ 5,201    $5,306    $ 5,884
               State                     950       920      1,055
                                     -----------------------------
                                       6,151     6,226      6,939
                                     -----------------------------
          Deferred:
               Federal                  (979)   (1,620)      (394)
               State                    (164)     (152)      (111)
                                     -----------------------------
                                      (1,143)   (1,772)      (505)
                                     -----------------------------
          Total tax provision        $ 5,008    $4,454    $ 6,434
                                     =============================

      The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

                                                   Percent of Pre-tax Income
                                                   -------------------------
                                                1997          1996         1995
                                                ----          ----         ----
          Statutory rate                        35.0%         35.0%        35.0%
          State tax                              2.3%          2.6%         2.4%
          Tax exempt interest and dividends    -13.8%        -14.1%       -12.0%
          Other                                 -0.7%         -0.3%        -0.1%
                                               ---------------------------------
          Effective rate                        22.8%         23.2%        25.3%
                                               =================================

      Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in a deferred tax asset are as follows at December 31:
                                                 (In thousands)
                                               1997             1996
                                               ----             ----
          Insurance                          $ 4,717          $4,322
          Environmental                        1,360           1,356
          Pension                             (1,067)           (999)
          Other                                2,843           2,031
                                         ----------------------------
                                             $ 7,853          $6,710
                                         ============================

J.   CONCENTRATIONS:
      One customer accounts for 43%, 38% and 36% of net sales for the years ended December 31, 1997, 1996 and 1995.

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

K.   ENVIRONMENTAL:
      The Company is involved in certain environmental investigation and restoration activities with governmental agencies. The Company has entered into an agreement with the Department of Army that provides for funding costs related to environmental restoration. A total of $27,000,000 has been appropriated in connection with that agreement of which $23,563,000 has been received. The funding of these expenses by the Department of Army has not been recognized as revenues or expenses of the Company. Based on factors known as of December 31, 1997, it is believed that the funds appropriated to date will be adequate to satisfy remaining investigation and restoration activities; however, should environmental agencies require additional studies or remediation activities beyond what is now contemplated, it is possible that existing funds could be inadequate. Management believes that in the absence of any unforeseen future developments, these environmental matters will not have any material effect on the results of operations or financial condition of the Company.

L.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

      The following represents unaudited financial information for 1997, 1996, and 1995:

                                       (In thousands)
                                       --------------
                         Net          Gross          Net        Earnings
       Quarter          Sales        Profit       Earnings      Per Share
       -------          -----        ------       --------      ---------
      1997
         First       $  17,947       $ 3,931       $ 2,579        $ 0.35
         Second         16,870         4,932         2,640          0.36
         Third          24,917         8,271         3,503          0.48
         Fourth         49,806        18,407         8,260        $ 1.12
                     ---------------------------------------------------
            Total    $ 109,540       $35,541       $16,982        $ 2.31
                     ===================================================
      1996
         First       $  17,109       $ 3,637       $ 1,930        $ 0.26
         Second         16,970         4,338         2,236          0.31
         Third          23,001         6,936         2,821          0.38
         Fourth         48,928        18,710         7,733          1.05
                     ---------------------------------------------------
            Total    $ 106,008       $33,621       $14,720        $ 2.00
                     ===================================================
      1995
         First       $  17,962       $ 5,207       $ 2,547        $ 0.35
         Second         15,882         4,482         2,497          0.35
         Third          29,039         9,691         4,797          0.65
         Fourth         57,289        23,416         9,128          1.26
                     ---------------------------------------------------
            Total    $ 120,172       $42,796       $18,969        $ 2.61
                     ===================================================

      The Company's operations are in one industry segment.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
National Presto Industries, Inc.

             We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

             We have also audited Schedule II of National Presto Industries, Inc. and subsidiaries for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/S/ Grant Thornton LLP
Minneapolis, Minnesota
February 19, 1998

                NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                 (In thousands)
                                                                 --------------
           Column A                   Column B     Column C        Column D      Column E
           --------                   --------     --------        --------      --------
                                     Balance at                                 Balance at
                                     Beginning                                      End
         Description                 of Period   Additions (A)  Deductions (B)   of Period
         -----------                 ---------   -------------  --------------   ---------
Deducted from assets:
   Allowance for doubtful accounts:

      Year ended December 31, 1997     $ 450       $ 148           $ 148          $ 450
                                     =====================================================

      Year ended December 31, 1996     $ 450       $ (46)          $ (46)         $ 450
                                     =====================================================

      Year ended December 31, 1995     $ 450       $ 572           $ 572          $ 450
                                     =====================================================


Notes:
   (A)  Amounts charged (credited) to selling and general expenses

   (B)  Principally bad debts written off, net of recoveries