Form 10-Q
period 1998-04-05
NATIONAL PRESTO INDUSTRIES INC
filed 1998-05-08
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 5, 1998

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 7,356,804 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 5, 1998 and December 31, 1997
(Unaudited)
(Dollars in thousands)

                                                                              1998                              1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
                  Cash and cash equivalents                                 $ 94,578                          $ 91,639

                  Marketable securities                                      127,734                           140,651

                  Accounts receivable, net                                     9,403                            20,242

                  Inventories:

                     Finished goods                        $ 9,646                           $ 9,058

                     Work in process                         2,619                             1,675

                     Raw materials                           5,112                             6,900

                     Supplies                                  940            18,317           1,000            18,633
                                                          --------                          --------

                  Prepaid expenses                                             1,251                               918
                                                                            --------                          --------

                     Total current assets                                    251,283                           272,083

   PROPERTY,  PLANT AND EQUIPMENT:                          20,535                            20,008

                     Less allowance for depreciation        11,522             9,013          11,002             9,006
                                                          --------                          --------

   OTHER ASSETS                                                               10,781                            10,781

                                                                            --------                          --------
                                                                            $271,077                          $291,870
                                                                            ========                          ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 5, 1998 and December 31, 1997
(Unaudited)
(Dollars in thousands)

                                                                              1998                              1997
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
                  Accounts payable                                           $ 9,538                          $ 15,958

                  Federal and state income taxes                               2,972                             4,923

                  Accrued liabilities                                         21,190                            21,791

                                                                            --------                          --------
                     Total current liabilities                                33,700                            42,672

COMMITMENTS AND CONTINGENCIES                                                      -                                 -


STOCKHOLDERS' EQUITY

                  Common stock, $1 par value:
                     Authorized: 12,000,000 shares
                     Issued: 7,440,518 shares              $ 7,441                           $ 7,441

                  Paid-in capital                              955                               925

                  Retained earnings                        231,192                           243,092
                                                          --------                          --------

                                                           239,588                           251,458

                  Treasury stock, at cost                    2,211                             2,260

                                                          --------                          --------
                        Total stockholders' equity                           237,377                           249,198

                                                                            --------                          --------
                                                                            $271,077                          $291,870
                                                                            ========                          ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months ended April 5, 1998 and April 6, 1997
(Unaudited)


(In thousands except per share data)                                        THREE MONTHS ENDED
                                                                            ------------------
                                                                       1998                  1997
-----------------------------------------------------------------------------------------------------
Net sales                                                            $ 18,965             $ 17,947

Cost of sales                                                          14,043               14,016

                                                                      -------              -------
      Gross profit                                                      4,922                3,931

Selling and general expenses                                            4,232                4,231

                                                                      -------              -------
      Operating profit                                                    690                 (300)

Other income, principally interest                                      2,469                2,555

Other, principally litigation judgments / settlements                       -                  550

                                                                      -------              -------
  Earnings before provision for income taxes                            3,159                2,805

Provision for income taxes                                                349                  226

                                                                      -------              -------
    Net earnings                                                      $ 2,810              $ 2,579
                                                                      =======              =======

Weighted average shares outstanding:
                  Basic                                                 7,355                7,353
                                                                      =======              =======
                  Diluted                                               7,356                7,354
                                                                      =======              =======

Net earnings per share:
                  Basic                                                $ 0.38               $ 0.35
                                                                      =======              =======
                  Diluted                                              $ 0.38               $ 0.35
                                                                      =======              =======

Cash dividends declared and paid per common share                      $ 2.00               $ 2.00
                                                                      =======              =======

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended April 5, 1998 and April 6, 1997
(Unaudited)
(Dollars in thousands)

                                                                                           1998                1997
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

                  Net earnings                                                           $ 2,810              $ 2,579
                  Adjustments to reconcile net earnings to net cash
                     provided by operating activities:
                     Provision for depreciation                                              519                  468
                     Stock compensation expense                                               54                   16
                     Changes in:
                        Accounts receivable                                               10,839               11,469
                        Inventories                                                          316                1,963
                        Prepaid expenses                                                    (333)                 (37)
                        Accounts payable and accrued liabilities                          (7,021)              (6,298)
                        Federal and state income taxes                                    (1,951)              (2,474)
                                                                                        --------             --------
                                   Net cash provided by operating activities               5,233                7,686
                                                                                        --------             --------

Cash flows from investing activities:
                  Marketable securities purchased                                        (33,140)             (17,341)
                  Marketable securities - maturities and sales                            46,057               18,764
                  Acquisition of property, plant and equipment                              (526)                (217)
                  Other                                                                        -                    2
                                                                                        --------             --------
                                   Net cash provided by investing activities              12,391                1,208
                                                                                        --------             --------

Cash flows from financing activities:
                  Dividends paid                                                         (14,710)             (14,706)
                  Other                                                                       25                   20
                                                                                        --------             --------
                                   Net cash used in financing activities                 (14,685)             (14,686)
                                                                                        --------             --------

Net increase (decrease) in cash and cash equivalents                                       2,939               (5,792)
Cash and cash equivalents at beginning of period                                          91,639               91,878
                                                                                        --------             --------
Cash and cash equivalents at end of period                                              $ 94,578             $ 86,086
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


--------------------------------------------------------------------------------

The foregoing information for the periods ended April 5, 1998, and April 6, 1997, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1997, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1997 Annual Report. Interim results for the period are not indicative of those for the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Comparison First Quarter 1998 and 1997

         Net sales increased by $1,018,000 from $17,947,000 to $18,965,000, in large part due to the close out of the electric BBQ Grill.

         Gross margins as a percentage of sales increased from 22% to 26%, primarily due to higher efficiencies at the Company's manufacturing facilities.

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

         Other income, principally interest, decreased from the 1997 level primarily as a result of a lower rate of return on invested funds.

         Earnings before provision for income taxes increased $354,000 from $2,805,000 to $3,159,000. The provision for income taxes increased from $226,000 to $349,000 and the effective income tax rate increased from 8% to 11%, as a result of increased earnings subject to tax. Net earnings increased $231,000 from $2,579,000 to $2,810,000, or 9%.

         National Presto Industries, Inc. has studied its computer software and hardware to determine its exposure to the century date problem. The year 2000 date problem consists of a date format shortcoming where the year is represented by only two digits causing programs that perform arithmetic operations, comparisons, or sorting of date fields to yield incorrect results. The work to correct the year 2000 problem began in 1997 and is expected to be completed in twelve to sixteen months. The cost, which is considered immaterial, will be directly reflected in the Statement of Earnings as incurred.

         The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

         Forward looking statements in this Quarterly Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward looking statements involve risks and uncertainty. The factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; competitive pressure on sales and pricing, and increases in material or production cost which cannot be recouped in product pricing. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

             Exhibit 3 (i) - Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

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

             Exhibit 10.2 -  Form of Incentive Stock Option Agreement under the
                                1988 Stock Option Plan incorporated by reference from Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

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


                                           NATIONAL PRESTO INDUSTRIES, INC.


     Date: May 7, 1998                                         /S/ M. J. Cohen
                                           -------------------------------------
                                           M. J. Cohen, President
                                           (Principal operating officer)


     Date: May 7, 1998                                         /S/ R. F. Lieble
                                           -------------------------------------
                                           R. F. Lieble, Treasurer
                                           (Principal accounting officer)

                        National Presto Industries, Inc.
                                 Exhibit Index


             Exhibit
             Number                  Exhibit Description
             ------                  -------------------


               11              Computation of Earnings per Share

               27              Financial Data Schedule