Form 10-Q
period 1998-07-05
NATIONAL PRESTO INDUSTRIES INC
filed 1998-08-05
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 5, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 7,357,880 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 5, 1998 and December 31, 1997
(Unaudited)
(Dollars in thousands)

                                                                     1998                                1997
---------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
             Cash and cash equivalents                             $ 92,378                            $ 91,639

             Marketable securities                                  126,719                             140,651

             Accounts receivable, net                                 7,630                              20,242

             Inventories:

                Finished goods                         $13,889                             $ 9,058

                Work in process                          2,860                               1,675

                Raw materials                            5,769                               6,900

                Supplies                                   983       23,501                  1,000       18,633
                                                      --------                            --------
             Prepaid expenses                                         1,203                                 918
                                                                   --------                            --------

                Total current assets                                251,431                             272,083

   PROPERTY, PLANT AND EQUIPMENT:                       21,434                              20,008

                Less allowance for depreciation         12,054        9,380                 11,002        9,006
                                                      --------                            --------

   OTHER ASSETS                                                      10,781                              10,781

                                                                   --------                            --------
                                                                   $271,592                            $291,870
                                                                   ========                            ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 5, 1998 and December 31, 1997
(Unaudited)
(Dollars in thousands)

                                                                      1998                            1997
------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
             Accounts payable                                       $  7,949                       $  15,958

             Federal and state income taxes                            1,921                           4,923

             Accrued liabilities                                      21,543                          21,791
                                                                    --------                        --------
                Total current liabilities                             31,413                          42,672

COMMITMENTS AND CONTINGENCIES                                            --                              --


STOCKHOLDERS' EQUITY

             Common stock, $1 par value:
                Authorized: 12,000,000 shares
                Issued: 7,440,518 shares                 $  7,441                        $  7,441

             Paid-in capital                                  968                             925

             Retained earnings                            233,953                         243,092
                                                         --------                        --------

                                                          242,362                         251,458

             Treasury stock, at cost                        2,183                           2,260

                                                         --------                        --------
                   Total stockholders' equity                        240,179                         249,198

                                                                    --------                        --------
                                                                    $271,592                        $291,870
                                                                    ========                        ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months ended July 5, 1998 and July 6, 1997
(Unaudited)
(In thousands except per share data)

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            ------------------        ----------------
                                                            1998         1997        1998         1997
--------------------------------------------------------------------------------------------------------
Net sales                                                $ 16,294     $ 16,870     $ 35,259     $ 34,817

Cost of sales                                              11,584       11,938       25,627       25,954

                                                         --------     --------     --------     --------
     Gross profit                                           4,710        4,932        9,632        8,863

Selling and general expenses                                3,841        4,199        8,073        8,431

                                                         --------     --------     --------     --------
     Operating profit                                         869          733        1,559          432

Other income, principally interest                          2,261        2,233        4,730        4,788

Other, principally litgation judgments / settlements         --           --           --            550

                                                         --------     --------     --------     --------
  Earnings before provision for income taxes                3,130        2,966        6,289        5,770

Provision for income taxes                                    370          326          719          552

                                                         --------     --------     --------     --------
     Net earnings                                        $  2,760     $  2,640     $  5,570     $  5,218
                                                         ========     ========     ========     ========
Weighted average shares outstanding:
     Basic                                                  7,357        7,354        7,357        7,354
                                                         ========     ========     ========     ========
     Diluted                                                7,358        7,355        7,358        7,355
                                                         ========     ========     ========     ========
Net earnings per share:
     Basic                                               $   0.38     $   0.36     $   0.76     $   0.71
                                                         ========     ========     ========     ========
     Diluted                                             $   0.38     $   0.36     $   0.76     $   0.71
                                                         ========     ========     ========     ========

Cash dividends declared and paid per common share        $   --       $   --       $   2.00     $   2.00
                                                         ========     ========     ========     ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended July 5, 1998 and July 6, 1997
(Unaudited)
(Dollars in thousands)

                                                                                     1998            1997
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

             Net earnings                                                         $   5,570       $   5,218
             Adjustments to reconcile net earnings to net cash
                provided by operating activities:
                Provision for depreciation                                            1,052             957
                Stock compensation expense                                               95              49
                Changes in:
                   Accounts receivable                                               12,612          13,698
                   Inventories                                                       (4,868)         (1,955)
                   Prepaid expenses                                                    (285)            (59)
                   Accounts payable and accrued liabilities                          (8,257)         (5,899)
                   Federal and state income taxes                                    (3,002)         (3,184)
                                                                                  ---------       ---------
                         Net cash provided by operating activities                    2,917           8,825
                                                                                  ---------       ---------
Cash flows from investing activities:
             Marketable securities purchased                                        (57,935)        (29,861)
             Marketable securities - maturities and sales                            71,867          22,244
             Acquisition of property, plant and equipment                            (1,426)         (1,700)
             Other                                                                     --                 2
                                                                                  ---------       ---------
                         Net cash provided by (used in) investing activities         12,506          (9,315)
                                                                                  ---------       ---------
Cash flows from financing activities:
             Dividends paid                                                         (14,709)        (14,706)
             Other                                                                       25              (4)
                                                                                  ---------       ---------
                         Net cash used in financing activities                      (14,684)        (14,710)
                                                                                  ---------       ---------

Net increase (decrease) in cash and cash equivalents                                    739         (15,200)
Cash and cash equivalents at beginning of period                                     91,639          91,878
                                                                                  ---------       ---------
Cash and cash equivalents at end of period                                        $  92,378       $  76,678
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




--------------------------------------------------------------------------------

The foregoing information for the periods ended July 5, 1998, and July 6, 1997, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1997, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1997 Annual Report. Interim results for the period are not indicative of those for the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Comparison Second Quarter 1998 and 1997
---------------------------------------

         Net sales decreased by $576,000 from $16,870,000 to $16,294,000, primarily due to reduced volume.

         Gross margin as a percentage of sales was 29% in both periods.

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

         Other income, principally interest, remained approximately the same in both periods.

         Earnings before provision for income taxes increased $164,000 from $2,966,000 to $3,130,000. The provision for income taxes increased from $326,000 to $370,000 and the effective income tax rate increased from 11% to 12%, as a result of increased earnings subject to tax. Net earnings increased $120,000 from $2,640,000 to $2,760,000, or 5% and earnings per share increased from $.36 to $.38.

         National Presto Industries, Inc. has studied its computer software and hardware to determine its exposure to the century date problem. The year 2000 date problem consists of a date format shortcoming where the year is represented by only two digits causing programs that perform arithmetic operations, comparisons, or sorting of date fields to yield incorrect results. The work to correct the year 2000 problem began in 1997 and is expected to be completed by the end of first quarter 1999. The cost, which is considered immaterial, will be directly reflected in the Statement of Earnings as incurred.

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




Comparison First Six Months 1998 and 1997
-----------------------------------------

         Net sales increased by $442,000 from $34,817,000 to $35,259,000, in large part due to the close out of the electric BBQ Grill.

         Gross margins as a percentage of sales increased from 25% to 27%, primarily due to higher efficiencies at the Company's manufacturing facilities.

         The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months.

         Other income, principally interest, decreased from the 1997 level primarily as a result of a lower level of invested funds at approximately the same rate of return.

         Earnings before provision for income taxes increased $519,000 from $5,770,000 to $6,289,000. The provision for income taxes increased from $552,000 to $719,000 and the effective income tax rate increased from 10% to 11%, as a result of increased earnings subject to tax. Net earnings increased $352,000 from $5,218,000 to $5,570,000, or 7% and earnings per share increased from $.71 to $.76.

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


                                                NATIONAL PRESTO INDUSTRIES, INC.


             Date: August 3, 1998                                /S/ M. J. Cohen
                                               ---------------------------------
                                                M. J. Cohen, President
                                                (Principal operating officer)


             Date: August 3, 1998                               /S/ R. F. Lieble
                                                --------------------------------
                                                R. F. Lieble, Treasurer
                                                (Principal accounting officer)

                        National Presto Industries, Inc.
                                    Exhibits


        Exhibit
        Number               Exhibit Description
        ------               -------------------


          11           Computation of Earnings per Share

          27           Financial Data Schedule