Form 10-Q/A
period 1998-07-05
NATIONAL PRESTO INDUSTRIES INC
filed 1998-11-06
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q\A


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


There were 7,357,880 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

This Form 10-Q\A for the quarterly period ended July 5, 1998 is hereby amended by adding Item 4 to Part II as set forth below.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 19, 1998 the Company held its Annual Meeting of Stockholders at which the following actions were taken:

         (a) The following persons were elected to the Company's Board of
             Directors:

                                             Votes For          Votes Withheld
                                             ---------          --------------

             John M. Sirianni                6,648,503              8,465
             Richard N. Cardozo              6,568,205             13,826

             In addition, the following directors continued in office after the meeting:

                          James F. Bartl
                          Michael J. O'Meara
                          Melvin S. Cohen
                          Maryjo Cohen

         (b) The stockholders defeated a stockholder proposal recommending that the Board of Directors take certain actions relating to a sale, merger or restructuring of the Company by a vote of 5,439,638 votes against, 550,638 votes in favor, 63,151 abstentions and 712,978 broker non-votes.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL PRESTO INDUSTRIES, INC.


Date: November 3, 1998                                           /S/ M. J. Cohen
                                   ---------------------------------------------
                                   M. J. Cohen, President
                                   (Principal operating officer)


Date: November 3, 1998                                          /S/ R. F. Lieble
                                   ---------------------------------------------
                                   R. F. Lieble, Treasurer
                                   (Principal accounting officer)