Form 10-Q
period 1998-10-04
NATIONAL PRESTO INDUSTRIES INC
filed 1998-11-06
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  OCTOBER 4, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 7,358,590 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 4, 1998 and December 31, 1997
(Unaudited)
(Dollars in thousands)


                                                               1998                          1997
---------------------------------------------------------------------------------------------------

ASSETS
   CURRENT ASSETS:
         Cash and cash equivalents                          $ 93,627                       $ 91,639

         Marketable securities                               122,430                        140,651

         Accounts receivable, net                             14,420                         20,242

         Inventories:
            Finished goods                     $ 19,232                       $  9,058

            Work in process                       2,953                          1,675

            Raw materials                         5,073                          6,900

            Supplies                                954       28,212             1,000       18,633
                                               --------                        --------
         Prepaid expenses                                        736                            918
                                                            --------                       --------
            Total current assets                             259,425                        272,083

   PROPERTY,  PLANT AND EQUIPMENT:               22,456                         20,008

            Less allowance for depreciation      12,511        9,945            11,002        9,006
                                               --------                        --------
   OTHER ASSETS                                               10,855                         10,781
                                                            --------                       --------
                                                            $280,225                       $291,870
                                                            ========                       ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 4, 1998 and December 31, 1997
(Unaudited)
(Dollars in thousands)


                                                              1998                          1997
---------------------------------------------------------------------------------------------------

LIABILITIES
   CURRENT LIABILITIES:
         Accounts payable                                  $ 10,985                        $ 15,958

         Federal and state income taxes                       2,268                           4,923

         Accrued liabilities                                 23,032                          21,791
                                                           --------                        --------
            Total current liabilities                        36,285                          42,672

COMMITMENTS AND CONTINGENCIES                                   -                               -


STOCKHOLDERS' EQUITY

         Common stock, $1 par value:
            Authorized: 12,000,000 shares
            Issued: 7,440,518 shares           $ 7,441                        $  7,441

         Paid-in capital                           976                             925

         Retained earnings                     237,687                         243,092
                                              --------                        --------
                                               246,104                         251,458

         Treasury stock, at cost                 2,164                           2,260
                                              --------                        --------
               Total stockholders' equity                   243,940                         249,198
                                                           --------                        --------
                                                           $280,225                        $291,870
                                                           ========                        ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months ended October 4, 1998 and October 5, 1997
(Unaudited)
(In thousands except per share data)

                                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                                     ------------------  -----------------
                                                       1998      1997      1998      1997
------------------------------------------------------------------------------------------
Net sales                                            $24,306   $24,917   $59,565   $59,734

Cost of sales                                         16,125    16,646    41,752    42,600
                                                     -------   -------   -------   -------
      Gross profit                                     8,181     8,271    17,813    17,134

Selling and general expenses                           5,516     6,121    13,589    14,552
                                                     -------   -------   -------   -------
      Operating profit                                 2,665     2,150     4,224     2,582

Other income, principally interest                     2,153     2,249     6,883     7,037

Other, principally litgation judgments/settlements      --        --        --         550
                                                     -------   -------   -------   -------
  Earnings before provision for income taxes           4,818     4,399    11,107    10,169

Provision for income taxes                             1,083       896     1,802     1,448
                                                     -------   -------   -------   -------
    Net earnings                                     $ 3,735   $ 3,503   $ 9,305   $ 8,721
                                                     =======   =======   =======   =======

Weighted average shares outstanding:
                  Basic                                7,357     7,354     7,357     7,354
                                                     =======   =======   =======   =======
                  Diluted                              7,358     7,355     7,358     7,355
                                                     =======   =======   =======   =======
Net earnings per share:
                  Basic                              $  0.50   $  0.48   $  1.26   $  1.19
                                                     =======   =======   =======   =======
                  Diluted                            $  0.50   $  0.48   $  1.26   $  1.19
                                                     =======   =======   =======   =======
Cash dividends declared and paid per common share    $  --     $  --     $  2.00   $  2.00
                                                     =======   =======   =======   =======

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended October 4, 1998 and October 5, 1997
(Unaudited)
(Dollars in thousands)
                                                           1998        1997
--------------------------------------------------------------------------------
Cash flows from operating activities:

   Net earnings                                         $  9,305    $  8,721
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Provision for depreciation                           1,517       1,357
      Stock compensation expense                             122          67
      Changes in:
         Accounts receivable                               5,822       5,964
         Inventories                                      (9,579)     (9,793)
         Prepaid expenses                                    182         (22)
         Accounts payable and accrued liabilities         (3,732)       (794)
         Federal and state income taxes                   (2,655)     (3,037)
                                                        --------    --------
            Net cash provided by operating activities        982       2,463
                                                        --------    --------
Cash flows from investing activities:
   Marketable securities purchased                       (76,316)    (60,023)
   Marketable securities - maturities and sales           94,537      73,159
   Acquisition of property, plant and equipment           (2,456)     (2,917)
   Other                                                     (74)         26
                                                        --------    --------
            Net cash provided by investing activities     15,691      10,245
                                                        --------    --------
Cash flows from financing activities:
   Dividends paid                                        (14,710)    (14,706)
   Other                                                      25         (11)
                                                        --------    --------
            Net cash used in financing activities        (14,685)    (14,717)
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents       1,988      (2,009)
Cash and cash equivalents at beginning of period          91,639      91,878
                                                        --------    --------
Cash and cash equivalents at end of period              $ 93,627    $ 89,869
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




--------------------------------------------------------------------------------
The foregoing information for the periods ended October 4, 1998, and October 5, 1997, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1997, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1997 Annual Report. Interim results for the period are not indicative of those for the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         Comparison Third Quarter 1998 and 1997

         Net sales were relatively flat at $24,306,000 versus $24,917,000 in the prior year's comparable quarter.

         Gross margin as a percentage of sales was comparable to the prior year.

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

         Earnings before provision for income taxes increased $419,000 from $4,399,000 to $4,818,000. The provision for income taxes increased from $896,000 to $1,083,000 and the effective income tax rate increased from 20% to 22%, as a result of increased earnings subject to tax. Net earnings increased $232,000 from $3,503,000 to $3,735,000, or 7% and earnings per share increased from $.48 to $.50.

         The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

         Forward looking statements in this Quarterly Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from historical results. Investors are cautioned that all forward looking statements involve risks and uncertainty. The factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; competitive pressure on sales and pricing, and increases in material or production cost which cannot be recouped in product pricing. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

Comparison First Nine Months 1998 and 1997
         Net sales were flat when compared to the prior year's.

         Gross margins as a percentage of sales increased from 29% to 30%, primarily due to higher efficiencies at the Company's manufacturing facilities.

         The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months.

         Other income, principally interest, decreased from the 1997 level primarily as a result of a lower level of invested funds at approximately the same rate of return.

         Earnings before provision for income taxes increased $938,000 from $10,169,000 to $11,107,000. The provision for income taxes increased from $1,448,000 to $1,802,000 and the effective income tax rate increased from 14% to 16%, as a result of increased earnings subject to tax. Net earnings increased $584,000 from $8,721,000 to $9,305,000, or 7% and earnings per share increased from $1.19 to $1.26.


Year 2000
         The year 2000 (Y2K) issue is the result of computer programs using a two-digit format to indicate the year in any date. Computer systems with such software will be unable to interpret dates beyond the year 1999, thus causing computer errors which could lead to disruptions in operations. In 1997 the Company began the work necessary to address its Y2K exposure and focused primarily on two areas:

         Internal Systems: During 1997 the Company began upgrading or replacing its affected programs or systems to become Y2K compliant, and expects this effort to be completed by March 31, 1999. The conversion costs have been expensed as incurred, and are not considered material. At this time the Company believes it is unnecessary to adopt a contingency plan, but as part of the overall project will continue to assess the need for a contingency plan.

         External (Supplier) Systems: The Company has contacted critical suppliers of products and services to assess whether the suppliers are Y2K compliant or to monitor their progress toward Y2K compliance. The failure of any key supplier to provide adequate responses as to their Y2K readiness will result in the Company's developing contingency plans at that time, including use of alternate suppliers. However, there can be no absolute assurance that suppliers and others will timely resolve their own Y2K compliance issues.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 5.  Other Information

         Since publication of the Company's proxy statement for its 1998 Annual Meeting of Stockholders, the Securities and Exchange Commission has amended its Rules 14a-4 and 14a-5(e), which govern the use by the Company of its discretionary voting authority with respect to certain shareholder proposals. Pursuant to these amendments, should the Company receive notice after February 17, 1999, of any such stockholder proposal which will be circulated independent of the Company's proxy statement, the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Stockholders may exercise discretionary voting power with respect to any such proposal.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
                Exhibit 3 (i) - Restated Articles of Incorporation -
                                  incorporated by reference from Exhibit 3 (i) of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997


                          (ii)- By-Laws - incorporated by reference from Exhibit
                                  3 (ii) of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

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


                                        NATIONAL PRESTO INDUSTRIES, INC.
                                        ----------------------------------------


         Date: November 5, 1998                                  /S/ M. J. Cohen
                                        ----------------------------------------
                                        M. J. Cohen, President
                                        (Principal operating officer)


         Date: November 5, 1998                                 /S/ R. F. Lieble
                                        ----------------------------------------
                                        R. F. Lieble, Treasurer
                                        (Principal accounting officer)

                        National Presto Industries, Inc.
                                 Exhibit Index




            Exhibit
             Number                  Exhibit Description
             ------                  -------------------


               11              Computation of Earnings per Share

               27              Financial Data Schedule