Form 10-K405
period 1998-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 1999-03-29
CIK 80172

1

                                                  Page 1 of 31 Total Pages
                                                  Index to Schedules and
                                                  Exhibits are at Page 12 and 13

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998        COMMISSION FILE NUMBER 1-2451

                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                    WISCONSIN                        39-0494170
                    --------------------------------------------
         (State or other jurisdiction of             (IRS Employer
          incorporation or organization)         Identification Number)

                             3925 NORTH HASTINGS WAY
                             -----------------------
                EAU CLAIRE, WISCONSIN                  54703-3703
                -------------------------------------------------
             (Address of principal executive offices)  (Zip Code)
             ----------------------------------------------------

       Registrant's telephone number, including area code: (715) 839-2121

           Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
          Title of each class                     which registered
          --------------------------------------------------------
       $1.00 par value common stock            New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE
                                      ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 26, 1999, was $265,774,219.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 1999, was 7,359,478.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

                       TITLE                                  PART
                       -----                                  ----
        Proxy Statement dated April 2, 1999                 Part III

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

         For the year ended December 31, 1998, approximately 59% of consolidated net sales were provided by cast products (fry pans, griddles, deep fryers and electric multi-cookers), approximately 13% by motorized nonthermal appliances (can openers, slicer/shredders, knife sharpeners, electric knives, and bread slicing systems), and approximately 25% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, electronic toasters, corn poppers (hot air and microwave), coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 1997, approximately 56% of consolidated net sales were provided by cast products, approximately 15% by motorized nonthermal appliances and approximately 25% by noncast/thermal appliances. For the year ended December 31, 1996, approximately 52% of consolidated net sales were provided by cast products, approximately 15% by motorized nonthermal appliances and approximately 28% by noncast/thermal appliances.

         Wal-Mart Stores, Inc., accounted for 44%, 43% and 38% of consolidated net sales for the years ended December 31, 1998, 1997 and 1996.

         Products are sold directly to retailers throughout the United States and also through independent distributors. Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them. The loss of, or material reduction in, business from any of the Company's major customers could adversely affect the Company's business.

         The Company has a sales force of approximately ten employees that sell to and service customers. In selected geographic areas sales are handled by manufacturers' representatives who may handle other product lines. Sales promotional activities include television, radio and newspaper. The Company's business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are components and finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

         Research and development costs related to new product development for the years 1998, 1997 and 1996 were absorbed in operations for these years and were not a material element in the aggregate costs incurred by the Company.

         Company products are generally warranted to the original owner to be free from defects in material and workmanship for a period of two years from date of purchase. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. The Company services its products through independent service providers throughout the United States and the corporate service repair operation. The Company's service and warranty programs are competitive with those offered by other manufacturers in the industry.

         The Company's products are manufactured in plants located at Jackson, Mississippi and Alamogordo, New Mexico. The Company also purchases a portion (14% in 1998) of its products from nonaffiliated companies in the Pacific Rim countries.

         The Company warehouses and distributes its products from a distribution center located in Canton, Mississippi. Selective use is made of leased tractors and trailers with backhauls scheduled on return trips carrying goods consigned for internal corporate use.

         The Company invests funds not currently required for business activities. (See Footnote B (3) in the Notes to Consolidated Financial Statements.) Income from financial management activities is included in Other Income in the accompanying financial statements.

         Earnings from investments may vary significantly from year to year depending on interest yields on instruments meeting the Company's investment criteria, and the extent to which funds may be needed for internal growth and newly identified business activities.

      B. OTHER COMMENTS

         1. SOURCES AND AVAILABILITY OF MATERIALS

         Production levels at the Company's manufacturing plants may be affected by vendor failure to deliver tooling, material and critical parts within commitments. While recent years have witnessed virtual elimination of these circumstances, there is no assurance against recurrence.

         Deliveries of new products, many of which have been sourced overseas, could be delayed by labor or supply problems at vendors or in transportation. As a consequence, these products may not be available in sufficient quantities during the prime selling period. While there has been no major incidence of such problems in recent years and the Company has made every reasonable effort to prevent occurrence, there is no assurance that such effort will be totally effective.

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

         3. EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL AND OSHA REGULATIONS

         In May 1986, the Company's Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of alleged hazardous waste deposited on the property. During July 1986, the Company entered into an agreement with the EPA and the Wisconsin Department of Natural Resources to conduct a remedial investigation and feasibility study at the site. The remedial investigation was completed in 1992, the feasibility study in 1994, and in May 1996 the final record of decision (ROD) was issued for the site by the EPA. At year end, all remaining remediation projects at the Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.

         In February 1988, the Company entered into an agreement with the Department of the Army (the 1988 Agreement), pursuant to which the Army agreed to fund environmental restoration activities related to the site. As a result of the 1988 Agreement, a total of $27,000,000 has been appropriated for environmental matters. Based on factors known as of December 31, 1998, it is believed that the funds appropriated by the government will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible that existing funds could be inadequate.

         Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

         4. NUMBER OF EMPLOYEES OF THE COMPANY

         As of December 31, 1998, the Company had 628 employees.

         5. INDUSTRY PRACTICES RELATED TO WORKING CAPITAL REQUIREMENTS

         The major portion of the Company's commercial sales were made with terms of 90 days or shorter. A small portion of the sales were made with seasonal dating provisions.

         Inventory levels increase in advance of the selling period for products that are seasonal, such as pressure canners, heaters, and in preparation for new product introductions. Inventory build-up also occurs to create stock levels required to support the higher sales that occur in the latter half of each year. With the buying practices of the Company's customers continuing towards "just-in-time" practices, the Company is required to carry larger finished goods inventories than previously maintained. The Company purchases components and raw materials in advance of production requirements where such purchases are required to ensure supply or provide advantageous long-term pricing.

         6. BACKLOG

         Shipment of most of the Company's products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog. New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

      C. INDUSTRY SEGMENTS

         The Company operates in one business segment.

ITEM 2.  PROPERTIES (OWNED EXCEPT WHERE INDICATED)

         The Company's Eau Claire facility is approximately 560,000 square feet, of which 428,000 square feet was dedicated to ordnance activities prior to September 1993. Leases for 151,000 square feet of this area have been entered into with outside tenants. The Company's corporate office is also located in Eau Claire.

         The Company manufactures products in Jackson, Mississippi and Alamogordo, New Mexico.

         The Jackson plant contains 283,000 square feet, of which 119,600 square feet are used for warehousing.

         The facility at Alamogordo contains 163,200 square feet, of which 24,800 square feet are used for warehousing. An additional 15,500 square feet has been leased for warehousing.

         The Company has a 162,400 square foot building at Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,000 square feet has been leased in adjacent buildings for storage area. During peak season, an additional 20,000 square feet has been leased.

ITEM 3.  LEGAL PROCEEDINGS

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


                       NAME                    TITLE                      AGE
                  -----------------------------------------------------------
                  Melvin S. Cohen        Chairman of the Board             81

                  Maryjo Cohen           President and Chief Executive     46
                                         Officer

                  James F. Bartl         Executive Vice President          58
                                         and Secretary

                  Richard F. Anderl      Vice-President, Engineering       55

                  Neil L. Brown          Vice President, Manufacturing     55

                  Larry R. Hoepner       Vice President, Purchasing        57

                  Donald E. Hoeschen     Vice-President, Sales             51

                  Randy F. Lieble        Treasurer                         45


         Mr. Cohen was elected Chairman of the Board in May 1975. Prior to that date he was President, a position that he again held from November 1986 to May 1989. Mr. Cohen is the father of Maryjo Cohen.

         Ms. Cohen was elected Treasurer in September 1983, to the additional positions of Vice-President in May 1986, President in May 1989 and Chief Executive Officer in May 1994. She has been associated with the registrant since 1976. Prior to becoming an officer, she was Associate Resident Counsel and Assistant to the Treasurer. Ms. Cohen is the Daughter of Melvin S. Cohen.

         Mr. Bartl was elected Secretary in May 1978 and the additional position of Executive Vice President in November 1998. He has been associated with the registrant since 1969. Prior to becoming an officer, he was Resident Counsel and Director of Industrial Relations, positions he continues to hold.

         Mr. Anderl was elected Vice-President in May 1989. He has been associated with the registrant since 1963 and prior to becoming an officer, he was Director of Engineering.

         Mr. Brown was elected Vice-President in November 1997. He has been associated with the registrant since 1966. Prior to becoming an officer, he was Director of Manufacturing.

         Mr. Hoepner was elected Vice-President in November 1998. He has been associated with the registrant since 1966. Prior to becoming an officer, he was Director of Purchasing.

         Mr. Hoeschen was elected Vice President in May 1997. He has been associated with the registrant since 1971. Prior to becoming an officer, he was Director of Sales.

         Mr. Lieble was elected Treasurer in November 1995. He has been associated with the registrant since 1977. Prior to becoming an officer, he was Manager of Investments and Government Contracts.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

            RECORD OF DIVIDENDS PAID AND MARKET PRICE OF COMMON STOCK

                                 1998                                        1997
                    ------------------------------------------------------------------------------
                     Applicable         Market Price             Applicable         Market Price
                    Dividends Paid  ---------------------     Dividends Paid    ---------------------
                      per Share       High         Low           per Share        High         Low
                    -------------------------------------     ---------------------------------------
First Quarter          $2.00        $43.5000     $38.7500          $2.00        $40.5000     $35.8750
Second Quarter            -          43.3125      37.7500             -          40.3750      35.8750
Third Quarter             -          41.6250      36.1250             -          43.0000      36.7500
Fourth Quarter            -          43.3125      36.0625             -          44.1875      36.5000
                    -------------------------------------     ---------------------------------------

Full Year              $2.00        $43.5000     $36.0625          $2.00        $44.1875     $35.8750


         Common stock of National Presto Industries, Inc., is traded on the New York Stock Exchange under the symbol NPK. As of December 31, 1998, there were 868 stockholders of record. There were 866 stockholders of record as of February 26, 1999, the latest practicable date.


ITEM 6.  SELECTED FINANCIAL DATA

(In thousands except per share data)


For the years ended December 31,      1998       1997         1996        1995       1994
                                      ----       ----         ----        ----       ----
Net sales                          $107,073    $109,540    $106,008    $120,172    $128,070

Net earnings                         19,733      16,982      14,720      18,969      21,455

Net earnings per share                 2.68        2.31        2.00        2.61        2.92

Total assets                        294,762     291,870     285,385     284,927     291,036

Long-term debt                           --          --          --          --       5,103

Dividends paid per common share
   Applicable to current year          2.00        2.00        2.00        2.15        1.90

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

1998 COMPARED TO 1997

Net sales decreased by $2,467,000 from $109,540,000 to $107,073,000 or 2%.

Gross margins for 1998 increased $679,000 from $35,541,000 to $36,220,000 or 34%
versus 32% as a percentage of sales in 1998 and 1997. This increase was primarily the result of increased operating efficiencies and cost savings.

Selling and general expenses decreased $5,436,000 largely due to reduced advertising expense. As a percentage of net sales, selling and general expenses decreased from 21% to 17%.

Earnings before provision for income taxes increased $5,406,000 from $21,990,000 to $27,396,000. The provision for income taxes increased from $5,008,000 to $7,663,000, which resulted in an effective income tax rate increase from 23% to 28%, as a result of increased earnings subject to tax. Net earnings increased $2,751,000 from $16,982,000 to $19,733,000, or 16%.

The Company maintains adequate liquidity for all of its anticipated capital requirements and dividend payments. As of year-end 1998, there were no material capital commitments outstanding.

Forward-looking statements in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; competitive pressure on sales and pricing, and increases in material or production cost which cannot be recouped in product pricing. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

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

INTERNAL SYSTEMS: During 1997, the Company began upgrading or replacing its affected programs or systems to become Y2K compliant, and expects this effort to be completed by March 31, 1999. Additionally, the Company is in the process of conducting full scale year 2000 et seq. simulations of mission critical systems to verify the efficacy of the upgrades and replacements. Those simulations should be completed by September 30, 1999. The conversion costs have been expensed as incurred, and are not considered material. At this time, the Company believes it is unnecessary to adopt a contingency plan.

EXTERNAL (SUPPLIER) SYSTEMS: The Company has contacted suppliers of products and services to assess whether the suppliers are Y2K compliant or to monitor their progress toward Y2K compliance. The vast majority of the Company's key suppliers have responded that they either are or will be Y2K compliant prior to the year 2000. However, there can be no absolute assurance that suppliers and others will timely resolve their own Y2K compliance issues. Additionally, a small number of the Company's suppliers have provided inadequate responses as to their Y2K readiness, and as a result, the Company is implementing a contingency plan to address potential interruption of supplied products or services. The contingency plan includes use of alternate suppliers and/or stockpiling of certain supplied items. Costs-to-date for the external compliance program have also been immaterial.


ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect the interest earned on the Company's cash equivalents and investments. Currently, changes in U.S. interest rates would not have a material affect on the interest earned on the Company's cash equivalents and investments. A majority of these cash equivalents and investments earn a fixed rate of interest while the remaining portion earn interest at a variable rate. The Company uses sensitivity analysis to determine its exposure to changes in interest rates. The Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

ITEM 8 . FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         A. The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Certified Public Accountants are contained on pages F-1 through F-12 of this report.

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

         See Note following Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See Note following Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Note following.

NOTE: Within 120 days after the close of the registrant's fiscal year ended December 31, 1998, the registrant intends to file a definitive proxy statement pursuant to regulation 14A. Pursuant to the Rules and Regulations of the Securities Exchange Act of 1934, the information required for Items 10, 11, 12 and 13 has been omitted and is incorporated herein from the Proxy by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The following consolidated financial statements of National Presto Industries, Inc., and its subsidiaries and the related Report of Independent Certified Public Accountants are included in this report:

                                                                    Form 10-K
                                                                  Page Reference
                                                                  --------------

         1.    Consolidated Balance Sheets - December 31,
                 1998 and 1997                                      F-1 & F-2

         2.    Consolidated Statements of Earnings -
                 Years ended December 31, 1998, 1997 and 1996          F-3

         3.    Consolidated Statements of Cash Flows -
                 Years ended December 31, 1998, 1997 and 1996          F-4

         4.    Consolidated Statements of Stockholders' Equity -
                 Years ended December 31, 1998, 1997 and 1996          F-5

         5.    Notes to Consolidated Financial Statements          F-6 thru F-11

         6.    Report of Independent Certified Public Accountants      F-12


         B. The following Schedules and Exhibits are included in this report:

         Schedule II - Valuation and Qualifying Accounts              F-13

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

         Exhibit 11 - Statement Re Computation of Per Share
                         Earnings                                     F-14

         Exhibit 21 - Parent and Subsidiaries                         F-15

         Exhibit 23.1 - Consent of Grant Thornton LLP                 F-16

         Exhibit 27 - Financial Data Schedule                         F-17

         All other Schedules and Exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.


         C.    Reports on Form 8-K:

               No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K.

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


                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
                                  (registrant)




                                    By: /S/ Randy F. Lieble
                                            ---------------
                                            Randy F. Lieble
                                            Treasurer
                                            (Principal Accounting Officer)


  By: /S/ Richard N. Cardozo        By: /S/ Melvin S. Cohen
          ------------------                ---------------
          Richard N. Cardozo                Melvin S. Cohen
          Director                          Chairman of the Board


  By: /S/ John M. Sirianni          By: /S/ James F. Bartl
          ------------------                --------------
          John M. Sirianni                  James F. Bartl
          Director                          Executive Vice President,
                                            Secretary and Director


  By: /S/ Michael J. O'Meara        By: /S/ Maryjo Cohen
          ------------------                ---------------
          Michael J. O'Meara                Maryjo Cohen
          Director                          President and Chief Executive
                                            Officer and Director



Date: March 24, 1999

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                    DECEMBER 31, 1998              DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------
ASSETS

        CURRENT ASSETS:

                    Cash and cash equivalents                               $114,565                         $ 91,639

                    Marketable securities                                    126,666                          140,651

                    Accounts receivable                            $ 16,290                        $ 20,692

                       Less allowance for doubtful accounts             450   15,840                    450    20,242
                                                                   --------                        --------

                    Inventories:

                       Finished goods                                 7,407                           9,058

                       Work in process                                1,822                           1,675

                       Raw materials                                  5,860                           6,900

                       Supplies                                         884   15,973                  1,000    18,633
                                                                   --------                        --------

                    Prepaid expenses                                             257                              918
                                                                            --------                         --------
                       Total current assets                                  273,301                          272,083

        PROPERTY, PLANT AND EQUIPMENT:

                    Land and land improvements                          172                             172

                    Buildings                                         6,791                           6,796

                    Machinery and equipment                          15,012                          13,040
                                                                   --------                        --------

                                                                     21,975                          20,008

                       Less allowance for depreciation               11,411   10,564                 11,002     9,006
                                                                   --------                        --------

        OTHER ASSETS                                                          10,897                           10,781
                                                                            --------                         --------

                                                                            $294,762                         $291,870
                                                                            ========                         ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                         DECEMBER 31, 1998                DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES
              CURRENT LIABILITIES:

                          Accounts payable                                        $ 11,447                         $ 15,958

                          Federal and state income taxes                             6,216                            4,923

                          Accrued liabilities                                       22,694                           21,791
                                                                                  --------                         --------
                             Total current liabilities                              40,357                           42,672

              COMMITMENTS AND CONTINGENCIES                                             --                               --


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:
                          Authorized: 12,000,000 shares
                          Issued: 7,440,518 shares                       $  7,441                        $  7,441

              Paid-in capital                                                 990                             925

              Retained earnings                                           248,115                         243,092
                                                                         --------                        --------
                                                                          256,546                         251,458

              Treasury stock, at cost, 81,040 shares
                          in 1998 and 85,537 shares in 1997                 2,141                           2,260
                                                                         --------                        --------
                             Total stockholders' equity                            254,405                          249,198
                                                                                  --------                         --------
                                                                                  $294,762                         $291,870
                                                                                  ========                         ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)

              For the years ended December 31,                1998        1997         1996
---------------------------------------------------------------------------------------------
Gross sales                                                $ 108,861   $ 111,423    $ 107,878

              Less freight, discounts, etc                     1,788       1,883        1,870
                                                          -----------------------------------

Net sales                                                    107,073     109,540      106,008

Cost of sales                                                 70,853      73,999       72,387
                                                          -----------------------------------

Gross profit                                                  36,220      35,541       33,621

Selling and general expenses                                  17,901      23,337       23,263
                                                          -----------------------------------

Operating profit                                              18,319      12,204       10,358

Other income, principally interest                             9,077       9,244        8,341

Other, principally litigation judgments                          -           550          476

Interest expense                                                 -            (8)          (1)
                                                          -----------------------------------

              Earnings before provision for income taxes      27,396      21,990       19,174

Provision for income taxes                                     7,663       5,008        4,454

                                                          -----------------------------------
                 Net earnings                              $  19,733   $  16,982    $  14,720
                                                          ===================================

Weighted average shares outstanding:
              Basic                                            7,357       7,354        7,352
                                                          ===================================
              Diluted                                          7,358       7,355        7,353
                                                          ===================================

Net earnings per share:
              Basic                                        $    2.68   $    2.31    $    2.00
                                                          ===================================
              Diluted                                      $    2.68   $    2.31    $    2.00
                                                          ===================================


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                          For the years ended December 31,               1998          1997          1996
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings                                          $   19,733     $   16,982     $   14,720
              Adjustments to reconcile net earnings to net cash
              provided by operating activities:
                 Provision for depreciation                              2,098          2,051          1,967
                 Deferred income taxes                                     (42)        (1,143)        (1,772)
                 Stock compensation expense                                184             72             85
                 Changes in:
                    Accounts receivable                                  4,402          1,584         16,290
                    Inventories                                          2,660           (813)         7,785
                    Prepaid expenses                                       661            (30)           865
                    Accounts payable and accrued liabilities            (3,608)         4,100            687
                    Federal and state income taxes                       1,293             36           (337)
                                                                   -----------------------------------------
                       Net cash provided by operating activities        27,381         22,839         40,290
                                                                   -----------------------------------------

Cash flows from investing activities:
              Marketable securities purchased                          (51,471)      (183,921)      (117,868)
              Marketable securities - maturities and sales              65,456        179,429         94,292
              Acquisition of property, plant and equipment              (3,656)        (4,021)        (2,003)
              Changes in other assets                                      (74)           140            421
                                                                   -----------------------------------------
                       Net cash used in investing activities            10,255         (8,373)       (25,158)
                                                                   -----------------------------------------

Cash flows from financing activities:
              Dividends paid                                           (14,710)       (14,705)       (14,702)

Net increase (decrease) in cash and cash equivalents                    22,926           (239)           430
Cash and cash equivalents at beginning of year                          91,639         91,878         91,448
                                                                   -----------------------------------------
Cash and cash equivalents at end of year                            $  114,565     $   91,639     $   91,878
                                                                   =========================================

Supplemental disclosures of cash flow information:
              Cash paid during the year for:
                 Interest                                           $       --     $        8     $        1
                                                                   =========================================
                 Income taxes                                       $    5,914     $    6,103     $    6,565
                                                                   =========================================


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except per share data)

           For the years ended December 31, 1998, 1997, 1996
-------------------------------------------------------------------------------------------------------

                                     Common        Paid-in      Retained       Treasury
                                     Stock         Capital      Earnings         Stock          Total
                                   ----------    ----------    ----------     ----------     ----------
Balance January 1, 1996            $    7,441    $      848    $  240,797     $   (2,345)    $  246,741

Net earnings                               --            --        14,720             --         14,720

Dividends paid, $2.00 per share            --            --       (14,702)            --        (14,702)

Other                                      --            55             0             35             90
                                  ---------------------------------------------------------------------

Balance December 31, 1996               7,441           903       240,815         (2,310)       246,849

Net earnings                               --            --        16,982             --         16,982

Dividends paid, $2.00 per share            --            --       (14,705)            --        (14,705)

Other                                      --            22            --             50             72
                                  ---------------------------------------------------------------------

Balance December 31, 1997               7,441           925       243,092         (2,260)       249,198

Net earnings                               --            --        19,733             --         19,733

Dividends paid, $2.00 per share            --            --       (14,710)            --        (14,710)

Other                                      --            65            --            119            184
                                  ---------------------------------------------------------------------

Balance December 31, 1998          $    7,441    $      990    $  248,115     $   (2,141)    $  254,405
                                  =====================================================================


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

     (3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: The Company considers all highly liquid marketable securities with a maturity of one week or less to be cash equivalents. Cash equivalent securities totaled $114,345,000 and $92,418,000 at December 31, 1998 and 1997.
          The Company's cash equivalents and marketable securities are diversely invested, principally in A-rated or higher tax exempt bonds issued by entities throughout the United States.

          The Company has classified all cash equivalents and marketable securities as available for sale, which requires the securities to be reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 1998 and 1997, cost approximated market value for all securities using the specific identification method. The contractual maturities of the marketable securities held at December 31, 1998 were $49,236,000 in 1999, $49,041,000 in 2000, $23,961,000 in 2001, $1,116,000 in 2002,
          $1,871,000 in 2003 and $1,441,000 with indeterminate maturities.

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

     (7) ADVERTISING: The Company's policy is to expense advertising as incurred for the year. Advertising expense was $6,856,000, $12,998,000 and $11,956,000 in 1998, 1997 and 1996.

     (8) STOCK OPTIONS: The intrinsic value method is used for valuing stock options issued, which means compensation expense is recognized for options issued to employees when the option price is less than the market price of the stock on the date the option is issued.

C.   INVENTORIES:
     The amount of inventories valued on the LIFO basis is $15,089,000 and $17,633,000 as of December 31, 1998 and 1997. Under LIFO, inventories are valued at approximately $10,590,000 and $11,943,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 1998 and 1997. The Company uses the LIFO method of inventory accounting to improve matching of costs and revenues.

     The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

                                          Increase (Decrease)
                                          -------------------
                                 Cost of            Net          Earnings
                   Year           Sales          Earnings       Per Share
                   ----           -----          --------       ---------
                   1998        $ 1,353,000      $(838,000)      $ (0.11)
                   1997         (1,345,000)       834,000          0.11
                   1996            926,000       (574,000)        (0.08)

     This information is provided for comparison with companies using the FIFO basis.

D.   ACCRUED LIABILITIES:
     At December 31, 1998 accrued liabilities consisted of payroll $2,467,000, insurance $13,304,000, environmental $3,646,000 and other $3,277,000. At
     December 31, 1997 accrued liabilities consisted of payroll $2,291,000, insurance $12,285,000, environmental $3,641,000 and other $3,574,000.

E.   TREASURY STOCK:
     The Board of Directors has authorized corporate reacquisition of up to 750,000 common shares of the Company stock. No shares were reacquired in 1998, 1997, or 1996. Treasury shares have been used for the exercise of stock options and to fund the Company's 401(K) contributions (see note H).

F.   NET EARNINGS PER COMMON SHARE:
     Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 11,500; 7,500; and 3,000 shares of common stock with a weighted average exercise price of $39.45, $39.54 and $41.28 were outstanding at December 31, 1998, 1997 and 1996, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

G.   STOCK OPTION PLAN:
     The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for key employees. Stock options for 11,500 shares at a weighted average price of $39.45 per share were outstanding at December 31, 1998. Stock options for 7,500 shares at a weighted average price of $39.54 per share were outstanding at December 31, 1997. There were 1500 shares exercisable at $39.45 at December 31, 1998 and 1000 shares exercisable at $39.54 at December 31, 1997. The pro forma effect of accounting for stock options using the fair value method is immaterial.

H.   RETIREMENT PLANS:
     PENSION PLANS:
     The Company has pension plans which cover the majority of employees. Pension benefits are based on an employee's years of service and compensation near the end of those years of service. The Company's funding policy has been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members. Plan assets consist primarily (66%) of interest bearing securities with the balance in corporate stocks, principally National Presto Industries, Inc. common stock.

                                                                              (In thousands)
                                                                             Pension Benefits
                                                               -------------------------------------------
                                                                    1998           1997            1996
                                                               -------------------------------------------
         NET PERIODIC COST:
              Service cost                                      $      290      $      264      $      276
              Interest cost                                            603             564             623
              Expected return on assets                               (616)           (604)           (711)
              Amortization of transition amount                       (211)           (210)           (244)
              Amortization of prior service cost                       228             227             218
              Actuarial loss                                            98              28              70
              Settlement charge                                         --              --              21
                                                               -------------------------------------------
                   Net periodic benefit cost                    $      392      $      269      $      253
                                                               ===========================================

         CHANGE IN BENEFIT OBLIGATION:
              Benefit obligation at beginning of year           $    8,333      $    7,338
              Service cost                                             290             264
              Interest cost                                            603             564
              Special termination benefits                              18              35
              Actuarial loss                                           481             634
              Benefits and expenses paid                              (515)           (502)
                                                               ------------------------------
                   Benefit obligation at end of year                 9,210           8,333
                                                               ------------------------------

         CHANGE IN PLAN ASSETS:
              Fair value of plan assets at beginning of year         7,527           7,664
              Employer contributions                                   438              --
              Actual return on plan assets                             504             365
              Benefits and expenses paid                              (515)           (502)
                                                               ------------------------------
                   Fair value of plan assets at end of year          7,954           7,527
                                                               ------------------------------

                                                                    1998            1997
                                                                    ----            ----
         RECONCILIATION OF FUNDED STATUS:
              Funded status                                     $   (1,256)     $     (806)
              Unrecognized actuarial loss                            2,490           1,994
              Unrecognized prior service cost                        1,494           1,722
              Unrecognized net transition obligation                  (395)           (606)
                                                               ------------------------------
                   Prepaid benefit cost                         $    2,333      $    2,304
                                                               ==============================

         WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
              Discount rate                                         6.75%           7.00%
              Expected return on plan assets                        8.00%           8.00%
              Rate of compensation increase                         4.63%           4.50%

     401(k) PLAN:
     The 401(k) retirement plan covers substantially all employees. At its discretion, the Company will match up to 50% (25% prior to 1998) of the first 4% contributed by employees to the plan. The matching contribution can be made with either cash or common stock. Contributions made from the treasury stock, including the Company's cash dividends, totaled $184,000 in 1998, $72,000 in 1997, and $85,000 in 1996.

I.   INCOME TAXES:
     The following table summarizes the provision for income taxes:

                    (Dollars in thousands)               1998            1997           1996
                                                         ----            ----           ----
                    Current:
                         Federal                       $ 6,355         $ 5,201        $ 5,306
                         State                           1,350             950            920
                                                      ----------------------------------------
                                                         7,705           6,151          6,226
                                                      ----------------------------------------
                    Deferred:
                         Federal                           (39)           (979)        (1,620)
                         State                              (3)           (164)          (152)
                                                      ----------------------------------------
                                                           (42)         (1,143)        (1,772)
                                                      ----------------------------------------
                    Total tax provision                $ 7,663         $ 5,008        $ 4,454
                                                      ========================================

     The effective rate of the provision for income taxes as shown in the Consolidated Statements of Earnings differs from the applicable statutory federal income tax rate for the following reasons:

                                                               Percent of Pre-tax Income
                                                               -------------------------
                                                          1998           1997           1996
                                                          ----           ----           ----
                    Statutory rate                        35.0%          35.0%          35.0%
                    State tax                              3.2%           2.3%           2.6%
                    Tax exempt interest and dividends    -10.8%         -13.8%         -14.1%
                    Other                                  0.6%          -0.7%          -0.3%
                                                        --------------------------------------
                    Effective rate                        28.0%          22.8%          23.2%
                                                        ======================================

     Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in a deferred tax asset are as follows at December 31:

                                                  (In thousands)
                                                  --------------
                                               1998            1997
                                               ----            ----
                    Insurance                $ 5,109         $ 4,717
                    Environmental              1,373           1,360
                    Pension                   (1,095)         (1,067)
                    Other                      2,508           2,843
                                            -------------------------
                                             $ 7,895         $ 7,853
                                            =========================

J.   CONCENTRATIONS:
     One customer accounts for 44%, 43% and 38% of net sales for the years ended December 31, 1998, 1997 and 1996.

     Production levels at commercial plants may be affected by vendor failure to deliver tooling, material, and critical parts within commitments. While recent years have witnessed virtual elimination of these circumstances, there is no assurance against recurrence. Deliveries of new products, some of which have been sourced overseas, could be delayed by labor or supply problems at the vendors or in transportation. As a consequence, these products may not be available in sufficient quantities during the prime selling period. While there has been no major incidence of such problems and the Company has made every reasonable effort to prevent occurrence, there is no assurance that such effort will be totally effective.

K.   RISKS AND UNCERTAINTIES:
     ENVIRONMENTAL:
     At year end, all remaining remediation projects at the Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed. Based on factors known as of December 31, 1998, it is believed that funds previously appropriated by the government will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible that existing funds could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

     YEAR 2000:
     The Year 2000 (Y2K) issue relates to limitations in computer systems and applications that may prevent proper recognition of the year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with whom the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

L.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

     The following represents unaudited financial information for 1998, 1997, and 1996:

                                     (In thousands)
                                     --------------
                            Net           Gross        Net         Earnings
          Quarter          Sales         Profit      Earnings      Per Share
                           -----         ------      --------      ---------

         1998
            First       $   18,965    $    4,922    $    2,810    $     0.38
            Second          16,294         4,710         2,760          0.38
            Third           24,306         8,181         3,735          0.50
            Fourth          47,508        18,407        10,428          1.42
                       -----------------------------------------------------
               Total    $  107,073    $   36,220    $   19,733    $     2.68
                       =====================================================
         1997
            First       $   17,947    $    3,931    $    2,579    $     0.35
            Second          16,870         4,932         2,640          0.36
            Third           24,917         8,271         3,503          0.48
            Fourth          49,806        18,407         8,260          1.12
                       -----------------------------------------------------
               Total    $  109,540    $   35,541    $   16,982    $     2.31
                       =====================================================
         1996
            First       $   17,109    $    3,637    $    1,930    $     0.26
            Second          16,970         4,338         2,236          0.31
            Third           23,001         6,936         2,821          0.38
            Fourth          48,928        18,710         7,733          1.05
                       -----------------------------------------------------
               Total    $  106,008    $   33,621    $   14,720    $     2.00
                       =====================================================


     The Company's operations are in one industry segment.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
National Presto Industries, Inc.

         We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

         We have also audited Schedule II of National Presto Industries, Inc. and subsidiaries for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/S/ Grant Thornton LLP
Minneapolis, Minnesota
February 19, 1999

               NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                (In thousands)
                                                                --------------
              Column A                         Column B     Column C        Column D        Column E
                                              Balance at                                   Balance at
                                              Beginning                                       End
            Description                       of Period   Additions(A)    Deductions(B)    of Period
            -----------                       ---------   ------------    -------------    ---------

Deducted from assets:
   Allowance for doubtful accounts:

      Year ended December 31, 1998         $       450    $     1,536     $     1,536     $       450
                                          ===========================================================

      Year ended December 31, 1997         $       450    $       148     $       148     $       450
                                          ===========================================================

      Year ended December 31, 1996         $       450    $       (46)    $       (46)    $       450
                                          ===========================================================



Notes:
   (A)  Amounts charged (credited) to selling and general expenses

   (B)  Principally bad debts written off, net of recoveries