Form 10-K405/A
period 1998-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 1999-03-30
CIK 80172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K/A

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

This amendment is being submitted to include the financial data schedule filed electronically only.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The following consolidated financial statements of National Presto Industries, Inc., and its subsidiaries and the related Report of Independent Certified Public Accountants are included in this report:
         Exhibit 27 - Financial Data Schedule

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



Date: March 30, 1999