Form 10-Q
period 1999-04-04
NATIONAL PRESTO INDUSTRIES INC
filed 1999-05-06
CIK 80172

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

There were 7,361,995 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 4, 1999 and December 31, 1998
(Unaudited)
(Dollars in thousands)

                                                                 1999                                  1998
--------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
        Cash and cash equivalents                              $ 78,380                               $114,565

        Marketable securities                                   148,989                                126,666

        Accounts receivable, net                                 11,503                                 15,840

        Inventories:
           Finished goods                        $  7,027                              $  7,407

           Work in process                          2,661                                 1,822

           Raw materials                            4,019                                 5,860

           Supplies                                   993        14,700                     884         15,973
                                                 --------                              --------

        Prepaid expenses                                            208                                    257
                                                               --------                               --------

           Total current assets                                 253,780                                273,301

   PROPERTY,  PLANT AND EQUIPMENT:                 22,557                                21,975

           Less allowance for depreciation         11,793        10,764                  11,411         10,564
                                                 --------                              --------

   OTHER ASSETS                                                  10,897                                 10,897

                                                               --------                               --------
                                                               $275,441                               $294,762
                                                               ========                               ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 4, 1999 and December 31, 1998
(Unaudited)
(Dollars in thousands)

                                                                      1999                             1998
-------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
        Accounts payable                                            $  7,358                         $ 11,447

        Federal and state income taxes                                 3,126                            6,216

        Accrued liabilities                                           21,901                           22,694

                                                                    --------                         --------
           Total current liabilities                                  32,385                           40,357

COMMITMENTS AND CONTINGENCIES                                             --                               --


STOCKHOLDERS' EQUITY

        Common stock, $1 par value:
           Authorized: 12,000,000 shares
           Issued: 7,440,518 shares                    $  7,441                         $  7,441

        Paid-in capital                                   1,014                              990

        Retained earnings                               236,675                          248,115
                                                       --------                         --------

                                                        245,130                          256,546

        Treasury stock, at cost                           2,074                            2,141

                                                       --------                         --------
              Total stockholders' equity                             243,056                          254,405

                                                                    --------                         --------
                                                                    $275,441                         $294,762
                                                                    ========                         ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months ended April 4, 1999 and April 5, 1998
(Unaudited)

(In thousands except per share data)                       THREE MONTHS ENDED
                                                           ------------------
                                                          1999            1998
---------------------------------------------------------------------------------
Net sales                                             $    21,610     $    18,965

Cost of sales                                              15,436          14,043

                                                      -----------     -----------
      Gross profit                                          6,174           4,922

Selling and general expenses                                4,511           4,232

                                                      -----------     -----------
      Operating profit                                      1,663             690

Other income, principally interest                          2,377           2,469

                                                      -----------     -----------
  Earnings before provision for income taxes                4,040           3,159

Provision for income taxes                                    760             349

                                                      -----------     -----------
    Net earnings                                      $     3,280     $     2,810
                                                      ===========     ===========
Weighted average shares outstanding:
                  Basic                                     7,360           7,355
                                                      ===========     ===========
                  Diluted                                   7,361           7,356
                                                      ===========     ===========

Net earnings per share:
                  Basic                               $      0.45     $      0.38
                                                      ===========     ===========
                  Diluted                             $      0.45     $      0.38
                                                      ===========     ===========

Cash dividends declared and paid per common share     $      2.00     $      2.00
                                                      ===========     ===========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended April 4, 1999 and April 5, 1998
(Unaudited)

(Dollars in thousands)
                                                                                               1999             1998
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
                  Net earnings                                                             $     3,280      $     2,810
                  Adjustments to reconcile net earnings to net cash
                     provided by operating activities:
                     Provision for depreciation                                                    533              519
                     Stock compensation expense                                                     66               54
                     Changes in:
                        Accounts receivable                                                      4,337           10,839
                        Inventories                                                              1,273              316
                        Prepaid expenses                                                            49             (333)
                        Accounts payable and accrued liabilities                                (4,882)          (7,021)
                        Federal and state income taxes                                          (3,090)          (1,951)
                                                                                           -----------      -----------
                                   Net cash provided by operating activities                     1,566            5,233
                                                                                           -----------      -----------

Cash flows from investing activities:
                  Marketable securities purchased                                              (52,402)         (33,140)
                  Marketable securities - maturities and sales                                  30,079           46,057
                  Acquisition of property, plant and equipment                                    (841)            (526)
                  Other                                                                            108               --
                                                                                           -----------      -----------
                                   Net cash provided by (used in) investing activities         (23,056)          12,391
                                                                                           -----------      -----------

Cash flows from financing activities:
                  Dividends paid                                                               (14,719)         (14,710)
                  Other                                                                             24               25
                                                                                           -----------      -----------
                                   Net cash used in financing activities                       (14,695)         (14,685)
                                                                                           -----------      -----------

Net increase (decrease) in cash and cash equivalents                                           (36,185)           2,939
Cash and cash equivalents at beginning of period                                               114,565           91,639
                                                                                           -----------      -----------
Cash and cash equivalents at end of period                                                 $    78,380      $    94,578
                                                                                           ===========      ===========


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



--------------------------------------------------------------------------------

The foregoing information for the periods ended April 4, 1999, and April 5, 1998, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1998, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1998 Annual Report. Interim results for the period are not indicative of those for the year.

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

Comparison First Quarter 1999 and 1998

         Net sales increased by $2,645,000 from $18,965,000 to $21,610,000 due primarily to increased unit volume.

         Gross margins as a percentage of sales increased from 26% to 29% due largely to product mix.

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

         Earnings before provision for income taxes increased $881,000 from $3,159,000 to $4,040,000. The provision for income taxes increased from $349,000 to $760,000 and the effective income tax rate increased from 11% to 19%, as a result of increased earnings subject to tax. Net earnings increased $470,000 from $2,810,000 to $3,280,000, or 17% and earnings per share increased from $.38 to $.45.

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

         Internal Systems: During 1997 the Company began upgrading or replacing its affected programs or systems to become Y2K compliant, and this effort was completed prior to March 31, 1999. Additionally, the Company is in the process of conducting full scale year 2000 et seq. simulations of mission critical systems to verify the efficacy of the upgrades and replacements. Those simulations should be completed by September 30, 1999. The conversion costs have been expensed as incurred, and are not considered material. At this time the Company believes it is unnecessary to adopt a contingency plan.

         External (Supplier) Systems: The Company has contacted suppliers of products and services to assess whether the suppliers are Y2K compliant or to monitor their progress toward Y2K compliance. The vast majority of the Company's key suppliers have responded that they either are or will be Y2K compliant prior to the year 2000. However, there can be no absolute assurance that suppliers and others will timely resolve their own Y2K compliance issues. Additionally, a small number of the Company's suppliers have provided inadequate responses as to their Y2K readiness, and as a result the Company is implementing a contingency plan to address potential interruption of supplied products or services. The contingency plan includes use of alternate suppliers and / or stockpiling of certain supplied items. Costs to-date for the external compliance program have also been immaterial.

         The potential effect of the year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. Not withstanding the Company's efforts described above, if year 2000 modifications are not properly completed either by the Company or entities with whom the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

Item 7A.
QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT

         MARKET RISK
         The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect the interest earned on the Company's cash equivalents and investments. Currently, changes in U.S. interest rates would not have a material affect on the interest earned on the Company's cash equivalents and investments, as these investments are primarily municipal bonds. A majority of these bonds earn a fixed rate of interest while the remaining portion earn interest at a variable rate. The Company uses sensitivity analysis to determine it's exposure to changes in interest rates. The Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

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


                                NATIONAL PRESTO INDUSTRIES, INC.


Date: May 5, 1999                                   /S/ M. J. Cohen
                                       -----------------------------------------
                                       M. J. Cohen, President
                                       (Principal operating officer)


Date: May 5, 1999                                   /S/ R. F. Lieble
                                       -----------------------------------------
                                       R. F. Lieble, Treasurer
                                       (Principal accounting officer)

                        National Presto Industries, Inc.
                                 Exhibit Index


     Exhibit
     Number                      Exhibit Description
     ------                      -------------------

       11                Computation of Earnings per Share

       27                Financial Data Schedule