Form 10-Q
period 1999-07-04
NATIONAL PRESTO INDUSTRIES INC
filed 1999-08-06
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 7,343,846 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 4, 1999 and December 31, 1998
(Unaudited)

(Dollars in thousands)
                                                            1999                          1998
---------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
        Cash and cash equivalents                                $ 76,590                        $114,565

        Marketable securities                                     149,161                         126,666

        Accounts receivable, net                                    9,337                          15,840

        Inventories:
           Finished goods                          $ 11,310                        $  7,407

           Work in process                            2,959                           1,822

           Raw materials                              5,715                           5,860

           Supplies                                     957        20,941               884        15,973
                                                   --------                        --------

        Prepaid expenses                                              175                             257
                                                                 --------                        --------

           Total current assets                                   256,204                         273,301

   PROPERTY, PLANT AND EQUIPMENT:                    23,071                          21,975

           Less allowance for depreciation           12,335        10,736            11,411        10,564
                                                   --------                        --------

   OTHER ASSETS                                                    10,897                          10,897

                                                                 --------                        --------
                                                                 $277,837                        $294,762
                                                                 ========                        ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 4, 1999 and December 31, 1998
(Unaudited)

(Dollars in thousands)
                                                            1999                          1998
---------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
        Accounts payable                                         $  8,117                        $ 11,447

        Federal and state income taxes                              1,889                           6,216

        Accrued liabilities                                        22,269                          22,694

                                                                 --------                        --------
           Total current liabilities                               32,275                          40,357

COMMITMENTS AND CONTINGENCIES                                          --                              --


STOCKHOLDERS' EQUITY

        Common stock, $1 par value:
           Authorized: 12,000,000 shares
           Issued: 7,440,518 shares                $  7,441                        $  7,441

        Paid-in capital                               1,020                             990

        Retained earnings                           239,808                         248,115
                                                   --------                        --------

                                                    248,269                         256,546

        Treasury stock, at cost                       2,707                           2,141

                                                   --------                        --------
              Total stockholders' equity                          245,562                         254,405

                                                                 --------                        --------
                                                                 $277,837                        $294,762
                                                                 ========                        ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months ended July 4, 1999 and July 5, 1998
(Unaudited)

(In thousands except per share data)                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           ------------------            ----------------
                                                          1999           1998           1999           1998
-------------------------------------------------------------------------------------------------------------
Net sales                                              $  18,762      $  16,294      $  40,372      $  35,259

Cost of sales                                             12,843         11,584         28,279         25,627

                                                       ---------      ---------      ---------      ---------
      Gross profit                                         5,919          4,710         12,093          9,632

Selling and general expenses                               4,231          3,841          8,742          8,073

                                                       ---------      ---------      ---------      ---------
      Operating profit                                     1,688            869          3,351          1,559

Other income, principally interest                         2,195          2,261          4,572          4,730

                                                       ---------      ---------      ---------      ---------
  Earnings before provision for income taxes               3,883          3,130          7,923          6,289

Provision for income taxes                                   750            370          1,510            719

                                                       ---------      ---------      ---------      ---------
    Net earnings                                       $   3,133      $   2,760      $   6,413      $   5,570
                                                       =========      =========      =========      =========

Weighted average shares outstanding:
                  Basic                                    7,347          7,357          7,353          7,357
                                                       =========      =========      =========      =========
                  Diluted                                  7,348          7,358          7,354          7,358
                                                       =========      =========      =========      =========

Net earnings per share:
                  Basic                                $    0.43      $    0.38      $    0.87      $    0.76
                                                       =========      =========      =========      =========
                  Diluted                              $    0.43      $    0.38      $    0.87      $    0.76
                                                       =========      =========      =========      =========

Cash dividends declared and paid per common share      $      --      $      --      $    2.00      $    2.00
                                                       =========      =========      =========      =========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended July 4, 1999 and July 5, 1998
(Unaudited)

(Dollars in thousands)
                                                                                   1999              1998
                                                                                   ----              ----
------------------------------------------------
Cash flows from operating activities:
          Net earnings                                                         $     6,413       $     5,570
          Adjustments to reconcile net earnings to net cash
             provided by operating activities:
             Provision for depreciation                                              1,075             1,052
             Stock compensation expense                                                 83                95
             Changes in:
                Accounts receivable                                                  6,503            12,612
                Inventories                                                         (4,968)           (4,868)
                Prepaid expenses                                                        82              (285)
                Accounts payable and accrued liabilities                            (3,755)           (8,257)
                Federal and state income taxes                                      (4,327)           (3,002)
                                                                               -----------       -----------
                      Net cash provided by operating activities                      1,106             2,917
                                                                               -----------       -----------

Cash flows from investing activities:
          Marketable securities purchased                                         (102,581)          (57,935)
          Marketable securities - maturities and sales                              80,086            71,867
          Acquisition of property, plant and equipment                              (1,355)           (1,426)
          Other                                                                        108                --
                                                                               -----------       -----------
                      Net cash provided by (used in) investing activities          (23,742)           12,506
                                                                               -----------       -----------

Cash flows from financing activities:
          Dividends paid                                                           (14,720)          (14,709)
          Purchase of Treasury Stock (18,700 shares)                                  (649)               --
          Other                                                                         30                25
                                                                               -----------       -----------
                      Net cash used in financing activities                        (15,339)          (14,684)
                                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents                               (37,975)              739
Cash and cash equivalents at beginning of period                                   114,565            91,639
                                                                               -----------       -----------
Cash and cash equivalents at end of period                                     $    76,590       $    92,378
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



--------------------------------------------------------------------------------

The foregoing information for the periods ended July 4, 1999, and July 5, 1998, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1998, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1998 Annual Report. Interim results for the period are not indicative of those for the year.

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

Comparison Second Quarter 1999 and 1998

         Net sales increased by $2,468,000 from $16,294,000 to $18,762,000 due primarily to increased unit volume.

         Gross margins as a percentage of sales increased from 29% to 32% primarily due to higher efficiencies at the Company's manufacturing facilities.

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

         Earnings before provision for income taxes increased $753,000 from $3,130,000 to $3,883,000. The provision for income taxes increased from $370,000 to $750,000 and the effective income tax rate increased from 12% to 19%, as a result of increased earnings subject to tax. Net earnings increased $373,000 from $2,760,000 to $3,133,000, or 14% and earnings per share increased from $.38 to $.43.

         The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

Comparison First Six Months 1999 and 1998

         Net sales increased by $5,113,000 from $35,259,000 to $40,372,000 due primarily to increased unit volume.

         Gross margins as a percentage of sales increased from 27% to 30% due to improved product mix, margins and higher efficiencies at the Company's manufacturing facilities.

         The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months.

         Earnings before provision for income taxes increased $1,634,000 from $6,289,000 to $7,923,000. The provision for income taxes increased from $719,000 to $1,510,000 and the effective income tax rate increased from 11% to 19%, as a result of increased earnings subject to tax. Net earnings increased $843,000 from $5,570,000 to $6,413,000, or 15% and earnings per share increased from $.76 to $.87.



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

         The potential effect of the year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. Notwithstanding the Company's efforts described above, if year 2000 modifications are not properly completed either by the Company or entities with whom the Company conducts business, the Company's revenues and financial condition could be adversely impacted.


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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         On May 18, 1999 the Company held its Annual Meeting of Stockholders at which the following actions were taken:

         (a)      The following persons were elected to the Company's Board of
                  Directors:

                                                 Votes For     Votes Withheld
                                                 ---------     --------------
                       James F. Bartl            6,519,575          7,944
                       Michael J. O'Meara        6,526,929         10,047

                  In addition, the following directors continued in office after the meeting:

                       Melvin S. Cohen
                       Maryjo Cohen
                       John M. Sirianni
                       Richard N. Cardozo

         (b) The stockholders defeated a stockholder proposal recommending that the Board of Directors arrange for the prompt sale of the Company to the highest bidder by a vote of 5,733,297 votes against, 397,779 votes in favor, 69,210 abstentions and 811,778 broker non-votes.

         (c) The stockholders defeated a stockholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors so that all directors are elected annually by a vote of 3,883,760 votes against, 2,270,547 votes in favor, 45,979 abstentions and 811,778 broker non-votes.

         (d) The stockholders defeated a stockholder proposal recommending amendment to the Company's by laws so that the board of directors of the corporation shall at all times contain a majority of independent directors by a vote of 4,280,688 votes against, 1,856,341 votes in favor, 63,257 abstentions and 811,778 broker non-votes.

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


                                             NATIONAL PRESTO INDUSTRIES, INC.
                                             --------------------------------


Date: August 3, 1999                                             /S/ M. J. Cohen
                                             -----------------------------------
                                             M. J. Cohen, President
                                             (Principal operating officer)


Date: August 3, 1999                                            /S/ R. F. Lieble
                                             -----------------------------------
                                             R. F. Lieble, Treasurer
                                             (Principal accounting officer)

Exhibit
Number                   Exhibit Description
------                   -------------------

  11              Computation of Earnings per Share

  27              Financial Data Schedule