Form 10-Q
period 1999-10-03
NATIONAL PRESTO INDUSTRIES INC
filed 1999-11-08
CIK 80172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 7,344,846 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 3, 1999 and December 31, 1998
(Unaudited)

(Dollars in thousands)
                                                                    1999                                1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
              Cash and cash equivalents                                     $ 78,374                             $114,565

              Marketable securities                                          145,615                              126,666

              Accounts receivable, net                                        13,575                               15,840

              Inventories:
                 Finished goods                             $ 16,276                             $  7,407

                 Work in process                               2,858                                1,822

                 Raw materials                                 6,174                                5,860

                 Supplies                                      1,011          26,319                  884          15,973
                                                            --------                             --------

              Prepaid expenses                                                   130                                  257
                                                                            --------                             --------

                 Total current assets                                        264,013                              273,301

   PROPERTY,  PLANT AND EQUIPMENT:                            24,465                               21,975

                 Less allowance for depreciation              12,858          11,607               11,411          10,564
                                                            --------                             --------

   OTHER ASSETS                                                               10,897                               10,897

                                                                            --------                             --------
                                                                            $286,517                             $294,762
                                                                            ========                             ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 3, 1999 and December 31, 1998
(Unaudited)

(Dollars in thousands)
                                                                     1999                           1998
--------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                             $ 11,157                         $ 11,447

              Federal and state income taxes                                  2,474                            6,216

              Accrued liabilities                                            23,542                           22,694

                                                                           --------                         --------
                 Total current liabilities                                   37,173                           40,357

COMMITMENTS AND CONTINGENCIES                                                    --                               --


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares                  $  7,441                        $  7,441

              Paid-in capital                                 1,030                             990

              Retained earnings                             243,552                         248,115
                                                           --------                        --------

                                                            252,023                         256,546

              Treasury stock, at cost                         2,679                           2,141

                                                           --------                        --------

                    Total stockholders' equity                              249,344                          254,405

                                                                           --------                         --------
                                                                           $286,517                         $294,762
                                                                           ========                         ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months ended October 3, 1999 and October 4, 1998
(Unaudited)

(In thousands except per share data)                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   ------------------           -----------------
                                                                   1999          1998          1999          1998
-------------------------------------------------------------------------------------------------------------------
Net sales                                                        $ 25,071      $ 24,306      $ 65,443      $ 59,565

Cost of sales                                                      17,161        16,125        45,440        41,752

                                                                 --------      --------      --------      --------
      Gross profit                                                  7,910         8,181        20,003        17,813

Selling and general expenses                                        5,262         5,516        14,004        13,589

                                                                 --------      --------      --------      --------
      Operating profit                                              2,648         2,665         5,999         4,224

Other income, principally interest                                  2,331         2,153         6,903         6,883

                                                                 --------      --------      --------      --------
  Earnings before provision for income taxes                        4,979         4,818        12,902        11,107

Provision for income taxes                                          1,235         1,083         2,745         1,802

                                                                 --------      --------      --------      --------
    Net earnings                                                 $  3,744      $  3,735      $ 10,157      $  9,305
                                                                 ========      ========      ========      ========

Weighted average shares outstanding:
              Basic                                                 7,344         7,357         7,350         7,357
                                                                 ========      ========      ========      ========
              Diluted                                               7,345         7,358         7,351         7,358
                                                                 ========      ========      ========      ========

Net earnings per share:
              Basic                                              $   0.51      $   0.50      $   1.38      $   1.26
                                                                 ========      ========      ========      ========
              Diluted                                            $   0.51      $   0.50      $   1.38      $   1.26
                                                                 ========      ========      ========      ========

Cash dividends declared and paid per common share                $     --      $     --      $   2.00      $   2.00
                                                                 ========      ========      ========      ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended October 3, 1999 and October 4, 1998
(Unaudited)

(Dollars in thousands)
                                                                                      1999            1998
                                                                                      ----            ----
-------------------------------------------------
Cash flows from operating activities:
              Net earnings                                                         $   10,157       $    9,305
              Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Provision for depreciation                                             1,598            1,517
                 Stock compensation expense                                               116              122
                 Changes in:
                    Accounts receivable                                                 2,265            5,822
                    Inventories                                                       (10,346)          (9,579)
                    Prepaid expenses                                                      127              182
                    Accounts payable and accrued liabilities                              558           (3,732)
                    Federal and state income taxes                                     (3,742)          (2,655)
                                                                                   ----------       ----------
                          Net cash provided by operating activities                       733              982
                                                                                   ----------       ----------

Cash flows from investing activities:
              Marketable securities purchased                                        (157,271)         (76,316)
              Marketable securities - maturities and sales                            138,322           94,537
              Acquisition of property, plant and equipment                             (2,749)          (2,456)
              Other                                                                       108              (74)
                                                                                   ----------       ----------
                          Net cash provided by (used in) investing activities         (21,590)          15,691
                                                                                   ----------       ----------

Cash flows from financing activities:
              Dividends paid                                                          (14,720)         (14,710)
              Purchase of treasury stock (18,700 shares)                                 (649)              --
              Other                                                                        35               25
                                                                                   ----------       ----------
                          Net cash used in financing activities                       (15,334)         (14,685)
                                                                                   ----------       ----------

Net increase (decrease) in cash and cash equivalents                                  (36,191)           1,988
Cash and cash equivalents at beginning of period                                      114,565           91,639
                                                                                   ----------       ----------
Cash and cash equivalents at end of period                                         $   78,374       $   93,627
                                                                                   ==========       ==========


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




--------------------------------------------------------------------------------

The foregoing information for the periods ended October 3, 1999, and October 4, 1998, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1998, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1998 Annual Report. Interim results for the period are not indicative of those for the year.

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

Comparison Third Quarter 1999 and 1998

         Net sales increased by $765,000 from $24,306,000 to $25,071,000 due primarily to increased unit volume.

         Gross profit as a percentage of sales decreased from 34% to 32% largely due to changes in product mix resulting primarily from differences in shipment timing.

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

         Other income, principally interest, increased from the 1998 level primarily as a result of a higher level of invested funds at a slightly lower rate of return.

         Earnings before provision for income taxes increased $161,000 from $4,818,000 to $4,979,000. The provision for income taxes increased from $1,083,000 to $1,235,000 and the effective income tax rate increased from 22% to 25%, as a result of increased earnings subject to tax. Net earnings increased $9,000 from $3,735,000 to $3,744,000 and earnings per share increased from $.50 to $.51.

         The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

Comparison First Nine Months 1999 and 1998

         Net sales increased by $5,878,000 from $59,565,000 to $65,443,000 due primarily to increased unit volume.

         Gross profit as a percentage of sales was comparable to the prior year.

         The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months.

         Earnings before provision for income taxes increased $1,795,000 from $11,107,000 to $12,902,000. The provision for income taxes increased from $1,802,000 to $2,745,000 and the effective income tax rate increased from 16% to 21%, as a result of increased earnings subject to tax. Net earnings increased $852,000 from $9,305,000 to $10,157,000, or 9% and earnings per share increased from $1.26 to $1.38.



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

         Internal Systems: During 1997 the Company began upgrading or replacing its affected programs or systems to become Y2K compliant, and this effort was completed prior to March 31, 1999. In addition, from March 1999 through September 1999, the Company performed full-scale Y2K simulations to verify the efficacy of the upgrades and replacements. The positive results from these simulations confirmed the success of the upgrades and replacements. The conversion costs have been expensed as incurred, and are not considered material. At this time the Company believes it is unnecessary to adopt a contingency plan.

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

         The potential effect of the year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. Notwithstanding the Company's efforts described above, if complications should arise from Y2K modifications already in place by the Company or compliance efforts by entities with whom the Company conducts business, the Company's revenues and financial condition could be adversely impacted.


QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

         While changes in U.S. interest rates could affect the interest earned on the Company's cash equivalents and investments, such changes will not have a material affect on the interest earned on the Company's cash equivalents and investments at this time as these investments are primarily municipal bonds. A majority of these bonds earn a fixed rate of interest while the remaining portion earn interest at a variable rate. The Company uses sensitivity analysis to determine it's exposure to changes in interest rates and does not currently anticipate that exposure to interest rate market risk will have a material adverse impact on the Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On July 28, 1999, Kenneth Steiner, a New York resident who owns 250 shares of the Company's stock, filed a derivative stockholder lawsuit against the company and its six directors. This matter is currently pending in Eau Claire County Wisconsin Circuit Court. The plaintiff alleges that the directors have breached their fiduciary duties and seeks unspecified money damages against them. In the opinion of the Company, its directors, and their respective counsel, the allegations of the plaintiff are without merit and ultimately the matter will be disposed of accordingly.

         On July 30, 1999, the Company was advised that the Midwest regional office of the Securities and Exchange Commission (SEC) initiated an informal investigation regarding the Company. The Company is fully cooperating with the SEC and has furnished all information requested to date. It is the policy of the SEC not to identify the subject matter of its investigations. As of this time, it is not possible to ascertain what, if any, action may be taken as a result of the investigation.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:
                  Exhibit 3 (i) -   Restated Articles of Incorporation -
                                    incorporated by reference from Exhibit 3 (i)
                                    of the Company's quarterly report on Form
                                    10-Q for the quarter ended July 6, 1997
                           (ii) -   By-Laws
                  Exhibit 9 -       Voting Trust Agreement - incorporated by
                                    reference from Exhibit 9 of the Company's
                                    quarterly report on Form 10-Q for the
                                    quarter ended July 6, 1997
                  Exhibit 10.1 -    1988 Stock Option Plan - incorporated by
                                    reference from Exhibit 10.1 of the Company's
                                    quarterly report on Form 10-Q for the
                                    quarter ended July 6, 1997
                  Exhibit 10.2 -    Form of Incentive Stock Option Agreement
                                    under the 1988 Stock Option Plan
                                    incorporated by reference from Exhibit 10.2
                                    of the Company's quarterly report on Form
                                    10-Q for the quarter ended July 6, 1997
                  Exhibit 11 -      Statement regarding computation of per share
                                    earnings
                  Exhibit 27 -      Financial Data Schedule

         (b) Reports on Form 8-K:
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NATIONAL PRESTO INDUSTRIES, INC.


Date: November 2, 1999                                           /S/ M. J. Cohen
                                           -------------------------------------
                                           M. J. Cohen, President
                                           (Principal operating officer)


Date: November 2, 1999                                          /S/ R. F. Lieble
                                           -------------------------------------
                                           R. F. Lieble, Treasurer
                                           (Principal accounting officer)

                Exhibit
                Number                   Exhibit Description
                ------                   -------------------


                3 (ii)            By-Laws

                  11              Computation of Earnings per Share

                  27              Financial Data Schedule