Form 10-K405
period 1999-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2000-03-28
CIK 80172

1

                                             Page 1 of 34 Total Pages
                                             Index to Schedules and
                                             Exhibits are at Page 15 and 16

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999        COMMISSION FILE NUMBER 1-2451

                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                     WISCONSIN                        39-0494170
                    ----------                        ----------
        (State or other jurisdiction of              (IRS Employer
         incorporation or organization)          Identification Number

                             3925 NORTH HASTINGS WAY
               EAU CLAIRE, WISCONSIN                    54703-3703
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (715) 839-2121

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
              Title of each class                 on which registered
              -------------------                 -------------------
         $1.00 par value common stock           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ___X___

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 29, 2000, was $222,425,424.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000, was 7,209,606.

                       DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.


                         TITLE                                PART
                         -----                                ----

         Proxy Statement dated March 31, 2000               Part III


Except as specifically incorporated herein by reference, the foregoing Proxy Statement is not deemed filed as part of this report.

                                     PART I

ITEM 1. BUSINESS

      A. DESCRIPTION OF BUSINESS
         -----------------------

         The business of National Presto Industries, Inc., and its consolidated subsidiaries (the "Company") consists of a single business segment. The Company manufactures and distributes small electrical appliances and housewares, including comfort appliances, pressure cookers and canners, private label and premium sales products.

         Electrical appliances and housewares sold by the Company include pressure cookers and canners; the Presto Control Master(R) heat control single thermostatic control line of fry pans in several sizes, griddles and combination griddle/warmers and multi-purpose cookers; deep fryers of various sizes; can openers, slicer/shredders; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers; electric grills; electric tea kettles; electric knives; bread slicing systems; electric knife sharpeners; and timers.

         Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel. The Company believes it is one of the principal manufacturers of pressure cookers in the United States.

         For the year ended December 31, 1999, approximately 61% of consolidated net sales were provided by cast products (fry pans, griddles, grills, deep fryers and multi- cookers), approximately 9% by motorized nonthermal appliances (can openers, slicer/shredders, knife sharpeners, electric knives, and bread slicing systems), and approximately 26% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, corn poppers (hot air and microwave), coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 1998, approximately 59% of consolidated net sales were provided by cast products, approximately 13% by motorized nonthermal appliances and approximately 25% by noncast/thermal appliances. For the year ended December 31, 1997, approximately 56% of consolidated net sales were provided by cast products, approximately 15% by motorized nonthermal appliances and approximately 25% by noncast/thermal appliances.

         For the year ended December 31, 1999, Wal-Mart Stores, Inc. accounted for 46% and Target, Inc. accounted for 12% of consolidated net sales. Wal-Mart Stores, Inc., accounted for 44% and 43% of consolidated net sales for the years ended December 31, 1998 and 1997.

         Products are sold directly to retailers throughout the United States and also through independent distributors. Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them. The loss of, or material reduction in, business from any of the Company's major customers could adversely affect the Company's business.

         The Company has a sales force of approximately ten employees that sell to and service customers. In selected geographic areas sales are handled by manufacturers' representatives who may also sell other product lines. Sales promotional activities are conducted through the use of television, radio and newspaper advertising. The Company's business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are components and finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

         Research and development costs related to new product development for the years 1999, 1998 and 1997 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

         Company products are generally warranted to the original owner to be free from defects in material and workmanship for a period of two years from date of purchase. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. The Company services its products through independent service providers throughout the United States and a corporate service repair operation. The Company's service and warranty programs are competitive with those offered by other manufacturers in the industry.

         The Company's products are manufactured in plants located at Jackson, Mississippi and Alamogordo, New Mexico. The Company also purchases a portion (12% in 1999) of its products from nonaffiliated companies in the Pacific Rim Countries.

         The Company warehouses and distributes its products from a distribution center located in Canton, Mississippi. Selective use is made of leased tractors and trailers with back- hauls scheduled on return trips carrying goods consigned for internal corporate use.

         The Company invests funds not currently required for business activities. (see Footnote B(3) in the Notes to Consolidated Financial Statements.) Income from invested funds is included in Other Income in the accompanying financial statements.

         Earnings from investments may vary significantly from year to year depending on interest yields on instruments meeting the Company's investment criteria, and the extent to which funds may be needed for internal growth, acquisitions and newly identified business activities.

      B. OTHER COMMENTS
         --------------

         1. Sources and Availability of Materials

         Production levels at the Company's manufacturing plants may be affected by vendor failure to deliver tooling, material and critical parts within commitments. While recent years have witnessed virtual elimination of these circumstances, there is no assurance against recurrence.

         Deliveries of new products, many of which have been sourced overseas, could be delayed by labor or supply problems at vendors or in transportation. As a consequence, these products may not be available in sufficient quantities during the prime selling period. While there has been no major incidence of such problems in recent years and the Company has made every reasonable effort to prevent occurrence, there is no assurance that such effort will by totally effective.

         2. Trademarks, Licenses, Franchises and Concessions Held

         In recent years, patents on new products have become more meaningful to operating results. Trademarks and know-how are considered significant. The Company's current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights. To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.

         3. Effects of Compliance with Environmental and OSHA Regulations

         In May 1986, the Company's Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of alleged hazardous waste deposited on the property. During July 1986, the Company entered into an agreement with the EPA and the Wisconsin Department of Natural Resources to conduct a remedial investigation and feasibility study at the site. The remedial investigation was completed in 1992, the feasibility study in 1994, and in May 1996 the final record of decision (ROD) was issued for the site by the EPA. At year end, all remediation projects at the Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.

         In February 1988, the Company entered into an agreement with the Department of the Army (the 1988 agreement), pursuant to which the Army agreed to fund environmental restoration activities related to the site. As a result of the 1988 Agreement, a total of $27,000,000 has been appropriated for environmental matters. Based on factors known as of December 31, 1999, it is believed that funds previously appropriated by the government, together with existing corporate reserves, will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing funds could be inadequate.

         Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

         4. Number of Employees of the Company

         As of December 31, 1999, the Company had 711 employees.

         5. Industry Practices Related to Working Capital Requirements

         The major portion of the Company's commercial sales were made with terms of 90 days or shorter. A small portion of the sales were made with seasonal dating provisions.

         Inventory levels increase in advance of the selling period for products that are seasonal, such as pressure canners, heaters, and major new product introductions. Inventory build-up also occurs to create stock levels required to support the higher sales that occur in the latter half of each year. Buying practices of the Company's customers require "just-in-time" delivery, necessitating that the Company carry large finished goods inventories. The Company purchases components and raw materials in advance of production requirements where such purchases are necessary to ensure supply or provide advantageous long-term pricing and/or costing.

         6. Backlog

         Shipment of most of the Company's products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog. New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

      C. INDUSTRY SEGMENTS
         -----------------

         The Company operates in one business segment.

ITEM 2. PROPERTIES (Owned Except Where Indicated)

         The Company's Eau Claire facility is approximately 560,000 square feet. Leases for 172,000 square feet of this area have been entered into with outside tenants. The Company's corporate office is also located in Eau Claire.

         The Company manufactures products in Jackson, Mississippi and Alamogordo, New Mexico.

         The Jackson plant contains 283,000 square feet, of which 119,600 square feet are used for warehousing.

         The facility at Alamogordo contains 170,700 square feet, of which 24,800 square feet are used for warehousing. An additional 15,500 square feet has been leased for warehousing.

         The Company has a 191,900 square foot building at Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,000 square feet has been leased in adjacent buildings for warehousing. During the peak season, an addition 35,000 square feet has been leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided with regard to the executive officers of the registrant: (All terms of office are for one year or until their respective successors are duly elected.)

               NAME                            TITLE                    AGE
         ----------------            --------------------------       ------

         Melvin S. Cohen             Chairman of the Board              82

         Maryjo Cohen                President and Chief                47
                                        Executive Officer

         James F. Bartl              Executive Vice President           59
                                        and Secretary

         Richard F. Anderl           Vice President, Engineering        56

         Neil L. Brown               Vice President, Manufacturing      56

         Larry R. Hoepner            Vice President, Purchasing         58

         Donald E. Hoeschen          Vice President, Sales              52

         Randy F. Lieble             Chief Financial Officer            46
                                        and Treasurer


         Mr. Cohen was elected Chairman of the Board in May 1975. Prior to that date he was President, a position that he again held from November 1986 to May 1989. Mr. Cohen is the father of Maryjo Cohen.

         Ms. Cohen was elected Treasurer in September 1983, to the additional positions of Vice President in May 1986, President in May 1989 and Chief Executive Officer in May 1994. She has been associated with the registrant since 1976. Prior to becoming an officer, she was Associate Resident Counsel and Assistant to the Treasurer. Ms. Cohen is the daughter of Melvin S. Cohen.

         Mr. Bartl was elected Secretary in May 1978 and the additional position of Executive Vice President in November 1998. He has been associated with the registrant since 1969. Prior to becoming an officer, he was Resident Counsel and Director of Industrial Relations, positions he continues to hold.

         Mr. Anderl was elected Vice President in May 1989. He has been associated with the registrant since 1963 and prior to becoming an officer, he was Director of Engineering.

         Mr. Brown was elected Vice President in November 1997. He has been associated with the registrant since 1966. Prior to becoming an officer, he was Director of Manufacturing.

         Mr. Hoepner was elected Vice President in November 1998. He has been associated with the registrant since 1966. Prior to becoming an officer, he was Director of Purchasing.

         Mr. Hoeschen was elected Vice President in May 1997. He has been associated with the registrant since 1971. Prior to becoming an officer, he was Director of Sales.

         Mr. Lieble was elected Treasurer in November 1995 and the additional position of Chief Financial Officer in November 1999. He has been associated with the registrant since 1977. Prior to becoming an officer, he was Manager of Investments and Government Contracts.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        RECORD OF DIVIDENDS PAID AND MARKET PRICE OF COMMON STOCK

                                     1999                                          1998
                    ---------------------------------------       ---------------------------------------
                      Applicable           Market Price              Applicable          Market Price
                    Dividends Paid   ----------------------       Dividends Paid   ----------------------
                      per Share        High          Low             per Share       High           Low
                    --------------   --------      --------       --------------   --------      --------
First Quarter          $ 2.00        $42.8750      $35.1250           $ 2.00       $43.5000      $38.7500
Second Quarter             --         38.9375       34.1250               --        43.3125       37.7500
Third Quarter              --         41.0000       35.5000               --        41.6250       36.1250
Fourth Quarter             --         39.0000       34.1250               --        43.3125       36.0625
                    ---------------------------------------       ---------------------------------------

Full Year              $ 2.00        $42.8750      $34.1250           $ 2.00       $43.5000      $36.0625


         Common stock of National Presto Industries, Inc., is traded on the New York Stock Exchange under the symbol NPK. As of December 31, 1999, there were 828 stockholders of record. There were 814 stockholders of record as of February 29, 2000, the latest practicable date.



ITEM 6. SELECTED FINANCIAL DATA

(in thousands except per share data)

For the years ended December 31,     1999        1998        1997        1996        1995
                                     ----        ----        ----        ----        ----
Net sales                          $114,697    $107,073    $109,540    $106,008    $120,172

Net earnings                         20,822      19,733      16,982      14,720      18,969

Net earnings per share                 2.84        2.68        2.31        2.00        2.61

Total assets                        299,393     294,762     291,870     285,385     284,927

Dividends paid per common share
   applicable to current year      $   2.00    $   2.00    $   2.00    $   2.00    $   2.15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking statements in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from historical results. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; competitive pressure on sales and pricing, and increases in material or production cost which cannot be recouped in product pricing. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

1999 COMPARED TO 1998

Net sales increased by $7,624,000 from $107,073,000 to $114,697,000 or 7%. The increase was due primarily to increased unit volume.

Gross profit for 1999 increased $611,000 from $36,220,000 to $36,831,000 or 32%
versus 34% as a percentage of net sales. The reduction of gross profit percentage was largely caused by increased material costs.

Selling and general expenses decreased $834,000 largely due to a more favorable bad debt experience. As a percentage of net sales, selling and general expenses decreased from 17% to 15%.

Earnings before provision for income taxes increased $1,781,000 from $27,396,000 to $29,177,000. The provision for income taxes increased from $7,663,000 to $8,355,000, which resulted in an effective income tax rate increase from 28% to 29%, as a result of increased earnings subject to tax. Net earnings increased $1,089,000 from $19,733,000 to $20,822,000, or 6%.

The Company maintains adequate liquidity for all of its anticipated capital requirements and dividend payments. As of year-end 1999, there were no material capital commitments outstanding.

1998 COMPARED TO 1997

Net sales decreased by $2,467,000 from $109,540,000 to $107,073,000 or 2%,

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


YEAR 2000

The Year 2000 (Y2K) issue concerned the inability of certain computer-related products and systems to operate correctly during the Year 2000. During 1997, the Company began upgrading or replacing its affected products and systems to become Y2K compliant. Additionally, the Company conducted an assessment of whether its suppliers had any Y2K compliance issues. The Company has completed its Y2K compliance efforts and has not experienced any major problems related to the Y2K issue. However, the Company will continue to monitor events and information related to the Y2K issue in order to take corrective action when, and if, necessary.

The costs related to the Company's Y2K efforts were considered immaterial and expensed in the year incurred. The Company does not expect to incur any material costs in the future related to the Y2K issue.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect the interest earned on the Company's cash equivalents and investments. Currently, changes in U.S. interest rates would not have a material effect on the interest earned on the Company's cash equivalents and investments, as these investments are primarily municipal bonds. A majority of these bonds earn a fixed rate of interest while the remaining portion earn interest at a variable rate. The Company uses sensitivity analysis to determine its exposure to change in interest rates. The Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         A. The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Certified Public Accountants are contained on pages F-a through F-12 of this report.

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

         See Note following Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See Note following Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Note following.

NOTE: Within 120 days after the close of the registrant's fiscal year ended December 31, 1999, the registrant intends to file a definitive proxy statement pursuant to regulation 14A. Pursuant to the Rules and Regulations of the Securities Exchange Act of 1934, the information required for Items 10, 11, 12 and 13 has been omitted and is incorporated herein from Proxy by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The following consolidated financial statements of National Presto Industries, Inc., and its subsidiaries and the related Report of Independent Certified Public Accountants are included in this report:

                                                                     Form 10-k
                                                                  Page Reference
                                                                  --------------

            1.  Consolidated Balance Sheets - December 31,
                   1999 and 1998                                     F-1 & F-2

            2.  Consolidated Statements of Earnings -
                   Years ended December 31, 1999, 1998 and 1997         F-3

            3.  Consolidated Statements of Cash Flows -
                   Years ended December 31, 1999, 1998 and 1997         F-4

            4.  Consolidated Statements of Stockholders' Equity -
                   Years ended December 31, 1999, 1998 and 1997         F-5

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

                        (ii) -  By-Laws - incorporated by reference
                                from Exhibit 3 (ii) of the Company's
                                quarterly report on Form 10-Q for the
                                quarter ended October 3, 1999

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

                Exhibit 11 - Statement Re Computaton of Per Share
                                Earnings                                F-14

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

                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
                                  (registrant)



                                              By:     /S/ Randy F. Lieble
                                              ----------------------------------
                                                 Randy F. Lieble
                                                 Chief Financial  Officer
                                                 and Treasurer
                                                 (Principal Accounting Officer)



        By:     /S/ Richard N. Cardozo        By:     /S/ Melvin S. Cohen
        ---------------------------------     ----------------------------------
          Richard N. Cardozo                     Melvin S. Cohen
           Director                              Chairman of the Board



        By:     /S/ John M. Sirianni          By:     /S/ James F. Bartl
        ---------------------------------     ----------------------------------
           John M. Sirianni                      James F. Bartl
           Director                              Executive Vice President,
                                                 Secretary and Director



        By:     /S/ Michael J. O'Meara        By:     /S/ Maryjo Cohen
        ---------------------------------     ----------------------------------
           Michael J. O'Meara                    Maryjo Cohen
           Director                              President and Chief Executive
                                                 Officer and Director



Date: March 24, 2000
---------------------

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                      DECEMBER 31, 1999                    DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS

      CURRENT ASSETS:

            Cash and cash equivalents                                          $ 88,075                             $114,565

            Marketable securities                                               150,455                              126,666

            Accounts receivable                                  $ 20,466                              $ 16,290

               Less allowance for doubtful accounts                   450        20,016                     450       15,840
                                                             ------------                           -----------

            Inventories:

               Finished goods                                       5,548                                 7,407

               Work in process                                      2,409                                 1,822

               Raw materials                                        8,486                                 5,860

               Supplies                                               884        17,327                     884       15,973
                                                             ------------                           -----------

            Prepaid expenses                                                         72                                  257
                                                                          -------------                         ------------

               Total current assets                                             275,945                              273,301

      PROPERTY, PLANT AND EQUIPMENT:

            Land and land improvements                                176                                   172

            Buildings                                               7,087                                 6,791

            Machinery and equipment                                17,065                                15,012
                                                             ------------                           -----------

                                                                   24,328                                21,975

               Less allowance for depreciation                     12,019        12,309                  11,411       10,564
                                                             ------------                           -----------

      OTHER ASSETS                                                               11,139                               10,897
                                                                          -------------                         ------------

                                                                               $299,393                             $294,762
                                                                          =============                         ============

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                      DECEMBER 31, 1999                    DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
      CURRENT LIABILITIES:

            Accounts payable                                                    $14,395                              $11,447

            Federal and state income taxes                                        6,064                                6,216

            Accrued liabilities                                                  23,602                               22,694
                                                                          -------------                         ------------

               Total current liabilities                                         44,061                               40,357

      COMMITMENTS AND CONTINGENCIES                                                  --                                   --


STOCKHOLDERS' EQUITY

      Common stock, $1 par value:
            Authorized: 12,000,000 shares
            Issued: 7,440,518 shares                             $  7,441                              $  7,441

      Paid-in capital                                               1,033                                   990

      Retained earnings                                           254,218                               248,115
                                                             ------------                           -----------

                                                                  262,692                               256,546

      Treasury stock, at cost, 230,912 shares
            in 1999 and 81,040 shares in 1998                       7,360                                 2,141
                                                             ------------                           -----------

               Total stockholders' equity                                       255,332                              254,405
                                                                          -------------                         ------------

                                                                               $299,393                             $294,762
                                                                          =============                         ============

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)

                   For the years ended December 31,            1999         1998        1997
------------------------------------------------------------------------------------------------
Gross sales                                                 $ 116,723    $ 108,861    $ 111,423

              Less freight, discounts, etc                      2,026        1,788        1,883
                                                         ---------------------------------------

Net sales                                                     114,697      107,073      109,540

Cost of sales                                                  77,866       70,853       73,999
                                                         ---------------------------------------

Gross profit                                                   36,831       36,220       35,541

Selling and general expenses                                   17,067       17,901       23,337
                                                         ---------------------------------------

Operating profit                                               19,764       18,319       12,204

Other income, principally interest                              9,413        9,077        9,236

Other, principally litigation judgments                            --           --          550
                                                         ---------------------------------------

              Earnings before provision for income taxes       29,177       27,396       21,990

Provision for income taxes                                      8,355        7,663        5,008

                                                         ---------------------------------------
                 Net earnings                               $  20,822    $  19,733    $  16,982
                                                         =======================================

Weighted average shares outstanding:
              Basic                                             7,343        7,357        7,354
                                                         =======================================
              Diluted                                           7,344        7,358        7,355
                                                         =======================================

Net earnings per share:
              Basic                                         $    2.84    $    2.68    $    2.31
                                                         =======================================
              Diluted                                       $    2.84    $    2.68    $    2.31
                                                         =======================================


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                  For the years ended December 31,                      1999            1998           1997
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings                                          $   20,822     $   19,733     $   16,982
              Adjustments to reconcile net earnings to net cash
              provided by operating activities:
                 Provision for depreciation                              2,296          2,098          2,051
                 Deferred income taxes                                     202            (42)        (1,143)
                 Stock compensation expense                                187            184             72
                 Changes in:
                    Accounts receivable                                 (4,176)         4,402          1,584
                    Inventories                                         (1,354)         2,660           (813)
                    Prepaid expenses                                       185            661            (30)
                    Accounts payable and accrued liabilities             3,856         (3,608)         4,100
                    Federal and state income taxes                        (152)         1,293             36
                                                                  -------------------------------------------
                       Net cash provided by operating activities        21,866         27,381         22,839
                                                                  -------------------------------------------

Cash flows from investing activities:
              Marketable securities purchased                          (92,665)       (51,471)      (183,921)
              Marketable securities - maturities and sales              68,876         65,456        179,429
              Acquisition of property, plant and equipment              (4,151)        (3,656)        (4,021)
              Changes in other assets                                     (334)           (74)           140
                                                                  -------------------------------------------
                       Net cash used in investing activities           (28,274)        10,255         (8,373)
                                                                  -------------------------------------------

Cash flows from financing activities:
              Dividends paid                                           (14,719)       (14,710)       (14,705)
              Purchase of treasury stock                                (5,363)            --             --
                                                                  -------------------------------------------
                        Net cash used in financing activities          (20,082)       (14,710)       (14,705)
                                                                  -------------------------------------------

Net increase (decrease) in cash and cash equivalents                   (26,490)        22,926           (239)
Cash and cash equivalents at beginning of year                         114,565         91,639         91,878
                                                                  -------------------------------------------
Cash and cash equivalents at end of year                            $   88,075     $  114,565     $   91,639
                                                                  ===========================================

Supplemental disclosures of cash flow information:
              Cash paid during the year for income taxes            $    8,305     $    5,914     $    6,103
                                                                  ===========================================

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except share and per share data)

           For the years ended December 31, 1999, 1998, 1997
---------------------------------------------------------------------------------------------------------------

                                                 Common      Paid-in      Retained      Treasury
                                                  Stock      Capital      Earnings        Stock        Total
                                                  -----      -------      --------        -----        -----
Balance January 1, 1997                        $   7,441    $     903    $ 240,815     $  (2,310)    $ 246,849

Net earnings                                          --           --       16,982            --        16,982

Dividends paid, $2.00 per share                       --           --      (14,705)           --       (14,705)

Other                                                 --           22           --            50            72
                                             ------------------------------------------------------------------

Balance December 31, 1997                          7,441          925      243,092        (2,260)      249,198

Net earnings                                          --           --       19,733            --        19,733

Dividends paid, $2.00 per share                       --           --      (14,710)           --       (14,710)

Other                                                 --           65           --           119           184
                                             ------------------------------------------------------------------

Balance December 31, 1998                          7,441          990      248,115        (2,141)      254,405

Net earnings                                          --           --       20,822            --        20,822

Dividends paid, $2.00 per share                       --           --      (14,719)           --       (14,719)

Purchase of treasury stock - 155,000 shares           --           --           --        (5,363)       (5,363)

Other                                                 --           43           --           144           187
                                             ------------------------------------------------------------------

Balance December 31, 1999                      $   7,441    $   1,033    $ 254,218     $  (7,360)    $ 255,332
                                             ==================================================================

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF OPERATIONS:

     The Company manufactures and distributes small electrical appliances and housewares. Products are sold directly to retail outlets throughout the United States and also through independent distributors. These products are manufactured in plants located at Jackson, Mississippi and Alamogordo, New Mexico. A portion of its products are imported from nonaffiliated companies in the Pacific Rim countries. The Company's operations are in one industry segment.

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

     (3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: The Company considers all highly liquid marketable securities with a maturity of one week or less to be cash equivalents. Cash equivalent securities totaled $88,333,000 and $114,345,000 at December 31, 1999 and 1998.
          The Company's cash equivalents and marketable securities are diversely invested, principally in A-rated or higher tax exempt bonds issued by entities throughout the United States.

          The Company has classified all cash equivalents and marketable securities as available for sale, which requires the securities to be reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 1999 and 1998, cost approximated market value for all securities using the specific identification method. The contractual maturities of the marketable securities held at December 31, 1999 were $58,429,000 in 2000, $68,628,000 in 2001, $18,303,000 in 2002,$3,699,000 in 2003 and
          $1,396,000 with indeterminate maturities.

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

     (7) ADVERTISING: The Company's policy is to expense advertising as incurred for the year. Advertising expense was $6,876,000, $6,856,000 and $12,998,000 in 1999, 1998 and 1997.

     (8) STOCK OPTIONS: The intrinsic value method is used for valuing stock options issued, which means compensation expense is recognized for options issued to employees when the option price is less than the market price of the stock on the date the option is issued.

     (9) Reclassifications: Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 financial statement presentation.

C.  INVENTORIES:

     The amount of inventories valued on the LIFO basis is $16,443,000 and $15,089,000 as of December 31, 1999 and 1998. Under LIFO, inventories are valued at approximately $10,876,000 and $10,590,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 1999 and 1998. The Company uses the LIFO method of inventory accounting to improve matching of costs and revenues.

     The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

                                Increase (Decrease)
                                -------------------
                           Cost of         Net          Earnings
               Year         Sales        Earnings      Per Share
               ----         -----        --------      ---------
               1999     $  (286,000)    $ 177,000       $ 0.02
               1998       1,353,000      (838,000)       (0.11)
               1997      (1,345,000)      834,000         0.11

     This information is provided for comparison with companies using the FIFO basis.

D.  ACCRUED LIABILITIES:

     At December 31, 1999 accrued liabilities consisted of payroll $2,590,000, insurance $14,442,000, environmental $3,642,000 and other $2,928,000. At
     December 31, 1998 accrued liabilities consisted of payroll $2,467,000, insurance $13,304,000, environmental $3,646,000 and other $3,277,000.

E.  TREASURY STOCK:

     The Board of Directors has authorized corporate reacquisition of up to 750,000 common shares of the Company stock. During 1999, 155,000 shares were reacquired. No shares were reacquired in 1998 or 1997. Treasury shares have been used for the exercise of stock options and to fund the Company's 401(K) contributions (see note H).

F.  NET EARNINGS PER COMMON SHARE:

     Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 10,000; 11,500; and 7,500 shares of common stock with a weighted average exercise price of $39.43, $39.45 and $39.54 were outstanding at December 31, 1999, 1998 and 1997, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

G.  STOCK OPTION PLAN:

     The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for key employees. Stock options for 10,000 shares at a weighted average price of $39.43 per share were outstanding at December 31, 1999. Stock options for 11,500 shares at a weighted average price of $39.45 per share were outstanding at December 31, 1998. There were 1,250 shares exercisable at $39.43 at December 31, 1999 and 1,500 shares exercisable at $39.45 at December 31, 1998. The pro forma effect of accounting for stock options using the fair value method is immaterial.

H.  RETIREMENT PLANS:

     PENSION PLANS:

     The Company has pension plans which cover the majority of employees. Pension benefits are based on an employee's years of service and compensation near the end of those years of service. The Company's funding policy has been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members. Plan assets consist primarily (75%) of interest bearing securities with the balance in corporate stocks, principally National Presto Industries, Inc. common stock.

                                                                        (In thousands)
                                                                       Pension Benefits
                                                             -----------------------------------
                                                                1999         1998         1997
                                                                ----         ----         ----
       NET PERIODIC COST:
            Service cost                                      $   368      $   290      $   264
            Interest cost                                         693          603          564
            Expected return on assets                            (649)        (616)        (604)
            Amortization of transition amount                    (104)        (211)        (210)
            Amortization of prior service cost                    228          228          227
            Actuarial loss                                        177           98           28
                                                             -----------------------------------
                 Net periodic benefit cost                    $   713      $   392      $   269
                                                             ===================================

       CHANGE IN BENEFIT OBLIGATION:
            Benefit obligation at beginning of year           $ 9,210      $ 8,333
            Service cost                                          368          290
            Interest cost                                         693          603
            Special termination benefits                           --           18
            Actuarial loss                                       (421)         481
            Benefits and expenses paid                           (738)        (515)
                                                             -----------------------
                 Benefit obligation at end of year              9,112        9,210
                                                             -----------------------

       CHANGE IN PLAN ASSETS:
            Fair value of plan assets at beginning of year      7,954        7,527
            Employer contributions                                466          438
            Actual return on plan assets                          384          504
            Benefits and expenses paid                           (738)        (515)
                                                             -----------------------
                 Fair value of plan assets at end of year       8,066        7,954
                                                             -----------------------

                                                                1999         1998
                                                                ----         ----
       RECONCILIATION OF FUNDED STATUS:
            Funded status                                     $(1,046)     $(1,256)
            Unrecognized actuarial loss                         2,157        2,490
            Unrecognized prior service cost                     1,267        1,494
            Unrecognized net transition obligation               (291)        (395)
                                                             -----------------------
                 Prepaid benefit                              $ 2,087      $ 2,333
                                                             =======================


       WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
            Discount rate                                        7.75%        6.75%
            Expected return on plan assets                       8.00%        8.00%
            Rate of compensation increase                        5.00%        4.63%

     401(k) PLAN:

     The 401(k) retirement plan covers substantially all employees. At its discretion, the Company will match up to 50% (25% prior to 1998) of the first 4% contributed by employees to the plan. The matching contribution can be made with either cash or common stock. Contributions made from the treasury stock, including the Company's cash dividends, totaled $187,000 in 1999, $184,000 in 1998, and $72,000 in 1997.

I.  INCOME TAXES:

     The following table summarizes the provision for income taxes:

        (Dollars in thousands)                1999          1998          1997
                                              ----          ----          ----
        Current:
             Federal                        $ 6,817       $ 6,355       $ 5,201
             State                            1,336         1,350           950
                                           -------------------------------------
                                              8,153         7,705         6,151
                                           -------------------------------------
        Deferred:
             Federal                            169           (39)         (979)
             State                               33            (3)         (164)
                                           -------------------------------------
                                                202           (42)       (1,143)
                                           -------------------------------------
        Total tax provision                 $ 8,355       $ 7,663       $ 5,008
                                           =====================================

      The effective rate of the provision for income taxes as shown in the Consolidated Statements of Earnings differs from the applicable statutory federal income tax rate for the following reasons:

                                                 Percent of Pre-tax Income
                                                 -------------------------
                                            1999            1998           1997
                                            ----            ----           ----
        Statutory rate                      35.0%           35.0%          35.0%
        State tax                            3.0%            3.2%           2.3%
        Tax exempt interest and dividends   -9.2%          -10.8%         -13.8%
        Other                               -0.2%            0.6%          -0.7%
                                          --------------------------------------
        Effective rate                      28.6%           28.0%          22.8%
                                          ======================================

     Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in a deferred tax asset are as follows at December 31:

                                                    (In thousands)
                                                    --------------
                                                 1999            1998
                                                 ----            ----
                  Insurance                    $ 5,546         $ 5,109
                  Environmental                  1,371           1,373
                  Pension                       (1,265)         (1,095)
                  Other                          2,041           2,508
                                              -------------------------
                                               $ 7,693         $ 7,895
                                              =========================

J.  CONCENTRATIONS:

     For the year ended December 31, 1999, two customers accounted for 46% and 12% of net sales One customer accounted for 44% and 43% of net sales for the years ended December 31, 1998 and 1997.

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

K.  RISKS AND UNCERTAINTIES:

     ENVIRONMENTAL:

     As of December 31, 1998, all remediation projects at the Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. Based on factors known as of December 31, 1999, it is believed that funds previously appropriated by the government, together with existing corporate reserves, will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible that existing funds could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

     YEAR 2000

     The year 2000 (Y2K) issue relates to limitations in computer systems and applications that may prevent proper recognition of the year 2000. The potential effect of the year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. The Company has completed its Y2K compliance efforts and has not experienced any major problems related to the Y2K issue. However, the Company will continue to monitor events and information related to the Y2K issue in order to take corrective action when, and if, necessary.

L.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standard Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000 as amended by SFAS137. SFAS 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The Statement also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specifies detailed criteria required to qualify for hedge accounting. The adoption of this standard is not expected to have a material effect on the consolidated financial statements of the Company.

L.  INTERIM FINANCIAL INFORMATION (UNAUDITED):

     The following represents unaudited financial information for 1999, 1998, and 1997:

                                       (In thousands)
                                       --------------
                              Net           Gross          Net         Earnings
            Quarter          Sales         Profit       Earnings       Per Share
                             -----         ------       --------       ---------
         1999
            First          $  21,610      $  6,174      $  3,280       $   0.45
            Second            18,762         5,919         3,133       $   0.43
            Third             25,071         7,910         3,744       $   0.51
            Fourth            49,254        16,828        10,665       $   1.45
                         -------------------------------------------------------
               Total       $ 114,697      $ 36,831      $ 20,822       $   2.84
                         =======================================================
         1998
            First          $  18,965      $  4,922      $  2,810       $   0.38
            Second            16,294         4,710         2,760           0.38
            Third             24,306         8,181         3,735           0.50
            Fourth            47,508        18,407        10,428           1.42
                         -------------------------------------------------------
               Total       $ 107,073      $ 36,220      $ 19,733       $   2.68
                         =======================================================
         1997
            First          $  17,947      $  3,931      $  2,579       $   0.35
            Second            16,870         4,932         2,640           0.36
            Third             24,917         8,271         3,503           0.48
            Fourth            49,806        18,407         8,260           1.12
                         -------------------------------------------------------
               Total       $ 109,540      $ 35,541      $ 16,982       $   2.31
                         =======================================================

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
National Presto Industries, Inc.

              We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

              We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

              We have also audited Schedule II of National Presto Industries, Inc. and subsidiaries for each of the three years in the period ended December 31, 1999. In our opinion, this schedule represents fairly, in all material respects, the information required to be set forth therein.


/S/ Grant Thornton LLP
Minneapolis, Minnesota
February 16, 2000

                NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997


                                                                 (In thousands)
                                                                 --------------
                   Column A                Column B         Column C          Column D         Column E
                   --------                --------         --------          --------         --------
                                          Balance at                                          Balance at
                                           Beginning                                             End
                 Description               of Period      Additions (A)    Deductions (B)     of Period
                 -----------               ---------      -------------    --------------     ---------
Deducted from assets:
   Allowance for doubtful accounts:

      Year ended December 31, 1999          $   450          $  (283)          $  (283)        $   450
                                           ============================================================

      Year ended December 31, 1998          $   450          $ 1,536           $ 1,536         $   450
                                           ============================================================

      Year ended December 31, 1997          $   450          $   148           $   148         $   450
                                           ============================================================



Notes:
   (A) Amounts charged (credited) to selling and general expenses

   (B) Principally bad debts written off, net of recoveries