Form 10-Q
period 2000-04-02
NATIONAL PRESTO INDUSTRIES INC
filed 2000-05-05
CIK 80172

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 7,054,862 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 2, 2000 and December 31, 1999
(Unaudited)


(Dollars in thousands)
                                                                         2000                               1999
----------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
              Cash and cash equivalents                            $   82,677                         $   88,075

              Marketable securities                                   136,120                            150,455

              Accounts receivable, net                                  9,483                             20,016

              Inventories:
                 Finished goods                        $   9,950                          $   5,548

                 Work in process                           3,528                              2,409

                 Raw materials                             5,592                              8,486

                 Supplies                                    977       20,047                   884       17,327
                                                       ---------                          ---------

              Prepaid expenses                                             63                                 72
                                                                   ----------                         ----------

                 Total current assets                                 248,390                            275,945

   PROPERTY,  PLANT AND EQUIPMENT:                        25,431                             24,328

                 Less allowance for depreciation          12,638       12,793                12,019       12,309
                                                       ---------                          ---------

   OTHER ASSETS                                                        11,139                             11,139

                                                                   ----------                         ----------
                                                                   $  272,322                         $  299,393
                                                                   ==========                         ==========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 2, 2000 and December 31, 1999
(Unaudited)


(Dollars in thousands)
                                                                              2000                                1999
----------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                          $    7,782                          $   14,395

              Federal and state income taxes                                 3,078                               6,064

              Accrued liabilities                                           23,139                              23,602

                                                                        ----------                          ----------
                 Total current liabilities                                  33,999                              44,061

COMMITMENTS AND CONTINGENCIES                                                   --                                  --


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares                  $    7,441                         $    7,441

              Paid-in capital                                   1,031                              1,033

              Retained earnings                               242,240                            254,218
                                                           ----------                         ----------

                                                              250,712                            262,692

              Treasury stock, at cost                          12,389                              7,360

                                                           ----------                         ----------
                    Total stockholders' equity                             238,323                             255,332

                                                                        ----------                          ----------
                                                                        $  272,322                          $  299,393
                                                                        ==========                          ==========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months ended April 2, 2000 and April 4, 1999
(Unaudited)


(In thousands except per share data)                                              THREE MONTHS ENDED
                                                                                  ------------------
                                                                               2000                1999
---------------------------------------------------------------------------------------------------------
Net sales                                                                   $  18,507           $  21,610

Cost of sales                                                                  13,820              15,436

                                                                           ----------          ----------
      Gross profit                                                              4,687               6,174

Selling and general expenses                                                    3,760               4,511

                                                                           ----------          ----------
      Operating profit                                                            927               1,663

Other income, principally interest                                              2,651               2,377

                                                                           ----------          ----------
  Earnings before provision for income taxes                                    3,578               4,040

Provision for income taxes                                                        560                 760

                                                                           ----------          ----------
    Net earnings                                                            $   3,018           $   3,280
                                                                           ==========          ==========

Weighted average shares outstanding:
              Basic                                                             7,155               7,360
                                                                           ==========          ==========
              Diluted                                                           7,156               7,361
                                                                           ==========          ==========

Net earnings per share:
              Basic                                                         $    0.42           $    0.45
                                                                           ==========          ==========
              Diluted                                                       $    0.42           $    0.45
                                                                           ==========          ==========

Cash dividends declared and paid per common share                           $    2.10           $    2.00
                                                                           ==========          ==========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended April 2, 2000 and April 4, 1999
(Unaudited)


(Dollars in thousands)
                                                                                      2000                    1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings                                                         $    3,018              $    3,280
              Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Provision for depreciation                                               619                     533
                 Stock compensation expense                                                98                      66
                 Changes in:
                    Accounts receivable                                                10,533                   4,337
                    Inventories                                                        (2,720)                  1,273
                    Prepaid expenses                                                        9                      49
                    Accounts payable and accrued liabilities                           (7,076)                 (4,882)
                    Federal and state income taxes                                     (2,986)                 (3,090)
                                                                                  -----------             -----------
                          Net cash provided by operating activities                     1,495                   1,566
                                                                                  -----------             -----------

Cash flows from investing activities:
              Marketable securities purchased                                         (19,875)                (52,402)
              Marketable securities - maturities and sales                             34,210                  30,079
              Acquisition of property, plant and equipment                             (1,103)                   (841)
              Other                                                                        --                     108
                                                                                  -----------             -----------
                          Net cash provided by (used in) investing activities          13,232                 (23,056)
                                                                                  -----------             -----------

Cash flows from financing activities:
              Dividends paid                                                          (14,995)                (14,719)
              Purchase of treasury stock                                               (5,128)                     --
              Other                                                                        (2)                     24
                                                                                  -----------             -----------
                          Net cash used in financing activities                       (20,125)                (14,695)
                                                                                  -----------             -----------

Net decrease in cash and cash equivalents                                              (5,398)                (36,185)
Cash and cash equivalents at beginning of period                                       88,075                 114,565
                                                                                  -----------             -----------
Cash and cash equivalents at end of period                                         $   82,677              $   78,380
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


NOTE B - TREASURY STOCK

During the First Quarter of 2000, 157,800 shares of the Company's common stock were reacquired as treasury stock.





--------------------------------------------------------------------------------

The foregoing information for the periods ended April 2, 2000, and April 4, 1999, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1999, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1999 Annual Report. Interim results for the period are not indicative of those for the year.

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

Comparison First Quarter 2000 and 1999

              Net sales decreased by $3,103,000 from $21,610,000 to $18,507,000 due primarily to decreased unit volume.

              Gross margins as a percentage of sales decreased from 29% to 25% due largely to increased material costs.

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

              Other income, principally interest, increased from the 1999 level primarily as a result of a higher rate of return on invested funds in the Company's portfolio of short-term marketable securities.

              Earnings before provision for income taxes decreased $462,000 from $4,040,000 to $3,578,000. The provision for income taxes decreased from $760,000 to $560,000 and the effective income tax rate decreased from 19% to 16%, as a result of decreased earnings subject to tax. Net earnings decreased $262,000 from $3,280,000 to $3,018,000, or 8% and earnings per share decreased from $.45 to $.42.

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


                                       NATIONAL PRESTO INDUSTRIES, INC.
                                       --------------------------------


Date: May 3, 2000                                                /S/ M. J. Cohen
                                       -----------------------------------------
                                       M. J. Cohen, President
                                       (Principal operating officer)


Date: May 3, 2000                                               /S/ R. F. Lieble
                                       -----------------------------------------
                                       R. F. Lieble, Chief Financial Officer and
                                       Treasurer (Principal accounting officer)

                        National Presto Industries, Inc.
                                 Exhibit Index

Exhibit
Number                    Exhibit Description
------                    -------------------


  11            Computation of Earnings per Share

  27            Financial Data Schedule