Form 10-Q
period 2000-07-02
NATIONAL PRESTO INDUSTRIES INC
filed 2000-08-03
CIK 80172

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 7,011,019 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 2, 2000 and December 31, 1999
(Unaudited)
(Dollars in thousands)

                                                                         2000                              1999
---------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
              Cash and cash equivalents                                $ 60,833                          $ 88,075

              Marketable securities                                     148,193                           150,455

              Accounts receivable, net                                   10,896                            20,016

              Inventories:
                 Finished goods                           $ 16,855                          $  5,548

                 Work in process                             3,391                             2,409

                 Raw materials                               6,803                             8,486

                 Supplies                                      902       27,951                  884       17,327
                                                         ----------                        ----------

              Prepaid expenses                                              101                                72

                                                                      ----------                        ----------
                 Total current assets                                   247,974                           275,945

   PROPERTY,  PLANT AND EQUIPMENT:                          26,534                            24,328

                 Less allowance for depreciation            13,280       13,254               12,019       12,309
                                                         ----------                        ----------

   OTHER ASSETS                                                          11,139                            11,139

                                                                      ----------                        ----------
                                                                       $272,367                          $299,393
                                                                      ==========                        ==========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 2, 2000 and December 31, 1999
(Unaudited)
(Dollars in thousands)

                                                                         2000                              1999
---------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                         $  6,948                          $ 14,395

              Federal and state income taxes                              2,164                             6,064

              Accrued liabilities                                        23,410                            23,602

                                                                      ----------                        ----------
                 Total current liabilities                               32,522                            44,061

COMMITMENTS AND CONTINGENCIES                                                --                                --


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares                 $  7,441                          $  7,441

              Paid-in capital                                1,031                             1,033

              Retained earnings                            245,089                           254,218
                                                         ----------                        ----------

                                                           253,561                           262,692

              Treasury stock, at cost                       13,716                             7,360

                                                         ----------                        ----------
                    Total stockholders' equity                          239,845                           255,332

                                                                      ----------                        ----------
                                                                       $272,367                          $299,393
                                                                      ==========                        ==========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months ended July 2, 2000 and July 4, 1999
(Unaudited)

(In thousands except per share data)                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             ------------------                 ----------------
                                                            2000             1999             2000             1999
------------------------------------------------------------------------------------       ---------------------------
Net sales                                                 $ 20,399         $ 18,762         $ 38,906         $ 40,372

Cost of sales                                               14,741           12,843           28,561           28,279

                                                         ----------       ----------       ----------       ----------
      Gross profit                                           5,658            5,919           10,345           12,093

Selling and general expenses                                 4,936            4,231            8,696            8,742

                                                         ----------       ----------       ----------       ----------
      Operating profit                                         722            1,688            1,649            3,351

Other income, principally interest                           2,587            2,195            5,238            4,572

                                                         ----------       ----------       ----------       ----------
  Earnings before provision for income taxes                 3,309            3,883            6,887            7,923

Provision for income taxes                                     461              750            1,021            1,510

                                                         ----------       ----------       ----------       ----------
    Net earnings                                          $  2,848         $  3,133         $  5,866         $  6,413
                                                         ==========       ==========       ==========       ==========


Weighted average shares outstanding:
              Basic                                          7,038            7,347            7,097            7,353
                                                         ==========       ==========       ==========       ==========
              Diluted                                        7,039            7,348            7,098            7,354
                                                         ==========       ==========       ==========       ==========

Net earnings per share:
              Basic                                       $   0.40         $   0.43         $   0.83         $   0.87
                                                         ==========       ==========       ==========       ==========
              Diluted                                     $   0.40         $   0.43         $   0.83         $   0.87
                                                         ==========       ==========       ==========       ==========

Cash dividends declared and paid per common share         $     --         $     --         $   2.10         $   2.00
                                                         ==========       ==========       ==========       ==========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended July 2, 2000 and July 4, 1999
(Unaudited)
(Dollars in thousands)

                                                                                          2000                1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings                                                             $   5,866           $   6,413
              Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Provision for depreciation                                                1,269               1,075
                 Stock compensation expense                                                  136                  83
                 Changes in:
                    Accounts receivable                                                    9,120               6,503
                    Inventories                                                          (10,624)             (4,968)
                    Prepaid expenses                                                         (29)                 82
                    Accounts payable and accrued liabilities                              (7,639)             (3,755)
                    Federal and state income taxes                                        (3,900)             (4,327)
                                                                                      -----------         -----------
                          Net cash provided by (used in) operating activities             (5,801)              1,106
                                                                                      -----------         -----------

Cash flows from investing activities:
              Marketable securities purchased                                            (30,625)           (102,581)
              Marketable securities - maturities and sales                                32,887              80,086
              Acquisition of property, plant and equipment                                (2,219)             (1,355)
              Other                                                                            5                 108
                                                                                      -----------         -----------
                          Net cash provided by (used in) investing activities                 48             (23,742)
                                                                                      -----------         -----------

Cash flows from financing activities:
              Dividends paid                                                             (14,995)            (14,720)
              Purchase of treasury stock                                                  (6,492)               (649)
              Other                                                                           (2)                 30
                                                                                      -----------         -----------
                          Net cash used in financing activities                          (21,489)            (15,339)
                                                                                      -----------         -----------

Net decrease in cash and cash equivalents                                                (27,242)            (37,975)
Cash and cash equivalents at beginning of period                                          88,075             114,565
                                                                                      -----------         -----------
Cash and cash equivalents at end of period                                             $  60,833           $  76,590
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


NOTE B - TREASURY STOCK

During the Second Quarter of 2000, 45,000 shares of the Company's common stock were reacquired as treasury stock.





--------------------------------------------------------------------------------

The foregoing information for the periods ended July 2, 2000, and July 4, 1999, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1999, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1999 Annual Report. Interim results for the period are not indicative of those for the year.

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

Comparison Second Quarter 2000 and 1999

         Net sales increased by $1,637,000 from $18,762,000 to $20,399,000 due primarily to shipments of new products.

         Gross margins as a percentage of sales decreased from 32% to 28% largely due to increased material costs.

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

         Earnings before provision for income taxes decreased $574,000 from $3,883,000 to $3,309,000. The provision for income taxes decreased from $750,000 to $461,000 and the effective income tax rate decreased from 19% to 14%, as a result of decreased earnings subject to tax. Net earnings decreased $285,000 from $3,133,000 to $2,848,000, or 9% and earnings per share decreased from $.43 to $.40.

         The Company maintains adequate liquidity for all of its anticipated capital requirements. As of quarter-end, there were no material capital commitments outstanding.

         Wal-Mart Stores, Inc., the Company's largest customer, has announced a strategic shift to marketing private label small appliances. As a consequence of this shift, in 2001, Wal-Mart has indicated that they will replace three current Presto products made in the Company's domestic plants with private label imported items. Those products accounted for approximately 14% of the Company's volume in 1999. The shift is not expected to have a material impact on fiscal year 2000.

Comparison First Six Months 2000 and 1999

         Net sales decreased by $1,466,000 from $40,372,000 to $38,906,000 due primarily to decreased unit volume partially offset by new product shipments.

         Gross margins as a percentage of sales decreased from 30% to 27% due largely to increased material costs.

         The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months.

         Earnings before provision for income taxes decreased $1,036,000 from $7,923,000 to $6,887,000. The provision for income taxes decreased from $1,510,000 to $1,021,000 and the effective income tax rate decreased from 19% to 15%, as a result of decreased earnings subject to tax. Net earnings decreased $547,000 from $6,413,000 to $5,866,000, or 9% and earnings per share decreased from $.87 to $.83.



Item 3

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


                                       NATIONAL PRESTO INDUSTRIES, INC.
                                       --------------------------------


         Date: July 31, 2000                                    /S/ M. J. Cohen
                                       -----------------------------------------
                                       M. J. Cohen, President
                                       (Principal operating officer)


         Date: July 31, 2000                                    /S/ R. F. Lieble
                                       -----------------------------------------
                                       R. F. Lieble, Chief Financial Officer and
                                       Treasurer  (Principal accounting officer)

                        National Presto Industries, Inc.
                                 Exhibit Index


               Exhibit
               Number                 Exhibit Description
               ------                 -------------------

                 11            Computation of Earnings per Share

                 27            Financial Data Schedule