Form 10-Q
period 2000-10-01
NATIONAL PRESTO INDUSTRIES INC
filed 2000-11-02
CIK 80172

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes_X_  No___

There were 6,934,756 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 1, 2000 and December 31, 1999
(Unaudited)
(Dollars in thousands)

                                                              2000                              1999
-------------------------------------------------------------------------------------------------------
ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                               $ 52,977                          $ 88,075

    Marketable securities                                    145,568                           150,455

    Accounts receivable, net                                  20,861                            20,016

    Inventories:
       Finished goods                         $ 27,242                          $  5,548

       Work in process                           2,717                             2,409

       Raw materials                             4,743                             8,486

       Supplies                                    854        35,556                 884        17,327
                                              --------                          --------
    Prepaid expenses                                              99                                72
                                                            --------                          --------

       Total current assets                                  255,061                           275,945

 PROPERTY, PLANT AND EQUIPMENT:                 26,969                            24,328

       Less allowance for depreciation          13,871        13,098              12,019        12,309
                                              --------                          --------
 OTHER ASSETS                                                 11,139                            11,139

                                                            --------                          --------
                                                            $279,298                          $299,393
                                                            ========                          ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 1, 2000 and December 31, 1999
(Unaudited)
(Dollars in thousands)

                                                                 2000                            1999
-------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
       Accounts payable                                        $ 11,388                        $ 14,395

       Federal and state income taxes                             2,547                           6,064

       Accrued liabilities                                       24,208                          23,602
                                                               --------                        --------

          Total current liabilities                              38,143                          44,061

COMMITMENTS AND CONTINGENCIES                                        --                              --


STOCKHOLDERS' EQUITY

       Common stock, $1 par value:
          Authorized: 12,000,000 shares
          Issued: 7,440,518 shares             $  7,441                        $  7,441

       Paid-in capital                            1,028                           1,033

       Retained earnings                        248,689                         254,218
                                               --------                        --------

                                                257,158                         262,692

       Treasury stock, at cost                   16,003                           7,360
                                               --------                        --------

             Total stockholders' equity                         241,155                         255,332
                                                               --------                        --------
                                                               $279,298                        $299,393
                                                               ========                        ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months ended October 1, 2000 and October 3, 1999
(Unaudited)
(In thousands except per share data)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         ------------------          -----------------
                                                         2000          1999          2000         1999
------------------------------------------------------------------------------     ----------------------
Net sales                                              $ 30,668      $ 25,071      $ 69,574      $ 65,443

Cost of sales                                            20,627        17,161        49,188        45,440
                                                       --------      --------      --------      --------
      Gross profit                                       10,041         7,910        20,386        20,003

Selling and general expenses                              7,794         5,262        16,490        14,004
                                                       --------      --------      --------      --------
      Operating profit                                    2,247         2,648         3,896         5,999

Other income, principally interest                        2,356         2,331         7,594         6,903
                                                       --------      --------      --------      --------
  Earnings before provision for income taxes              4,603         4,979        11,490        12,902

Provision for income taxes                                1,003         1,235         2,024         2,745
                                                       --------      --------      --------      --------
    Net earnings                                       $  3,600      $  3,744         9,466        10,157
                                                       ========      ========      ========      ========
Weighted average shares outstanding:
              Basic                                       6,979         7,344         7,058         7,350
                                                       ========      ========      ========      ========
              Diluted                                     6,980         7,345         7,059         7,351
                                                       ========      ========      ========      ========
Net earnings per share:
              Basic                                    $   0.52      $   0.51      $   1.34      $   1.38
                                                       ========      ========      ========      ========
              Diluted                                  $   0.52      $   0.51      $   1.34      $   1.38
                                                       ========      ========      ========      ========

Cash dividends declared and paid per common share      $     --      $     --      $   2.10      $   2.00
                                                       ========      ========      ========      ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended October 1, 2000 and October 3, 1999
(Unaudited)
(Dollars in thousands)

                                                                                2000               1999
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net earnings                                                           $   9,466         $  10,157
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
          Provision for depreciation                                              1,870             1,598
          Stock compensation expense                                                171               116
          Changes in:
             Accounts receivable                                                   (845)            2,265
             Inventories                                                        (18,229)          (10,346)
             Prepaid expenses                                                       (27)              127
             Accounts payable and accrued liabilities                            (2,401)              558
             Federal and state income taxes                                      (3,517)           (3,742)
                                                                              ---------         ---------
                   Net cash provided by (used in) operating activities          (13,512)              733
                                                                              ---------         ---------
Cash flows from investing activities:
       Marketable securities purchased                                          (40,441)         (157,271)
       Marketable securities - maturities and sales                              45,328           138,322
       Acquisition of property, plant and equipment                              (2,678)           (2,749)
       Other                                                                         19               108
                                                                              ---------         ---------
                   Net cash provided by (used in) investing activities            2,228           (21,590)
                                                                              ---------         ---------
Cash flows from financing activities:
       Dividends paid                                                           (14,995)          (14,720)
       Purchase of treasury stock                                                (8,814)             (649)
       Other                                                                         (5)               35
                                                                              ---------         ---------
                   Net cash used in financing activities                        (23,814)          (15,334)
                                                                              ---------         ---------

Net decrease in cash and cash equivalents                                       (35,098)          (36,191)
Cash and cash equivalents at beginning of period                                 88,075           114,565
                                                                              ---------         ---------
Cash and cash equivalents at end of period                                    $  52,977         $  78,374
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


NOTE B - TREASURY STOCK

During the Third Quarter of 2000, 77,200 shares of the Company's common stock were reacquired as treasury stock.





--------------------------------------------------------------------------------

The foregoing information for the periods ended October 1, 2000, and October 3, 1999, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 1999, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 1999 Annual Report. Interim results for the period are not indicative of those for the year.

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


Comparison Third Quarter 2000 and 1999

         Net sales increased by $5,597,000 from $25,071,000 to $30,668,000 due primarily to shipments of new products.

         Gross margins as a percentage of sales increased from 32% to 33% largely due to increased sales volume offset in part by increased material costs and less favorable manufacturing efficiencies at the Company's manufacturing facilities.

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

         Earnings before provision for income taxes decreased $376,000 from $4,979,000 to $4,603,000. The provision for income taxes decreased from $1,235,000 to $1,003,000 and the effective income tax rate decreased from 25% to 22%, as a result of decreased earnings subject to tax. Net earnings decreased $144,000 from $3,744,000 to $3,600,000, or 4% and earnings per share increased from $.51 to $.52.

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


Comparison First Nine Months 2000 and 1999

         Net sales increased by $4,131,000 from $65,443,000 to $69,574,000 due primarily to new product shipments.

         Gross margins as a percentage of sales decreased from 31% to 29% due to increased material costs and less favorable manufacturing efficiencies at the Company's manufacturing facilities.

         The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months.

         Earnings before provision for income taxes decreased $1,412,000 from $12,902,000 to $11,490,000. The provision for income taxes decreased from $2,745,000 to $2,024,000 and the effective income tax rate decreased from 21% to 18%, as a result of decreased earnings subject to tax. Net earnings decreased $691,000 from $10,157,000 to $9,466,000, or 7% and earnings per share decreased from $1.38 to $1.34.


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


                                       NATIONAL PRESTO INDUSTRIES, INC.
                                       --------------------------------


         Date: October 31, 2000                                  /S/ M. J. Cohen
                                       -----------------------------------------
                                       M. J. Cohen, President
                                       (Principal operating officer)


         Date: October 31, 2000                                 /S/ R. F. Lieble
                                       -----------------------------------------
                                       R. F. Lieble, Chief Financial Officer and
                                       Treasurer (Principal accounting officer)

                        National Presto Industries, Inc.
                                 Exhibit Index

                 Exhibit
                  Number                       Exhibit Description
                  ------                       -------------------


                    11           Computation of Earnings per Share

                    27           Financial Data Schedule