Form 10-K405
period 2000-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2001-03-29
CIK 80172

Page 1 of 32 Total Pages
                                                          Index to Schedules and
                                                  Exhibits are at Page 14 and 15

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

                          Commission File Number 1-2451

                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                WISCONSIN                          39-0494170
                ---------------------------------------------
       (State or other jurisdiction of           (IRS Employer
        incorporation or organization)        Identification Number

                             3925 NORTH HASTINGS WAY
                             -----------------------
                     EAU CLAIRE, WISCONSIN           54703-3703
                    -------------------------------------------
                (Address of principal executive offices) (Zip Code)
                ---------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes ___X___   No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ___X___

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 28, 2001, was $199,356,357.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001, was 6,877,445.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

                       TITLE                          PART
                       -----                          ----

         Proxy Statement dated March 30, 2001       Part III


Except as specifically incorporated herein by reference, the foregoing Proxy Statement is not deemed filed as part of this report.

                                     PART I
                                     ------

ITEM 1. BUSINESS

      A. DESCRIPTION OF BUSINESS

         The business of National Presto Industries, Inc., and its consolidated subsidiaries (the "Company") consists of a single business segment. The Company manufactures and distributes small electrical appliances and housewares, including comfort appliances, pressure cookers and canners, private label and premium sales products.

         Electrical appliances and housewares sold by the Company include pressure cookers and canners; the Presto Control Master(R) heat control single thermostatic control line of fry pans in several sizes, griddles and combination griddle/warmers and multi-purpose cookers; deep fryers of various sizes; pizza ovens, can openers, slicer/shredders; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers; electric grills; electric tea kettles; electric knives; bread slicing systems; electric knife sharpeners; and timers.

         Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well. The Company believes it is one of the principal manufacturers of pressure cookers in the United States.

         For the year ended December 31, 2000, approximately 58% of consolidated net sales were provided by cast products (fry pans, griddles, grills, deep fryers and multi- cookers), approximately 6% by motorized nonthermal appliances (can openers, slicer/shredders, knife sharpeners, electric knives, and bread slicing systems), and approximately 32% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers (hot air and microwave), coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 1999, approximately 61% of consolidated net sales were provided by cast products, approximately 9% by motorized nonthermal appliances and approximately 26% by noncast/thermal appliances. For the year ended December 31, 1998, approximately 59% of consolidated net sales were provided by cast products, approximately 13% by motorized nonthermal appliances and approximately 25% by noncast/thermal appliances.

         For the year ended December 31, 2000, Wal-Mart Stores, Inc. accounted for 42% and Target, Inc. accounted for 11% of consolidated net sales. Wal-Mart Stores, Inc., accounted for 46% and Target, Inc. accounted for 12% of consolidated net sales in 1999. Wal-Mart Stores, Inc. accounted for 44% of consolidated net sales for the year ended December 31, 1998.

         Products are sold directly to retailers throughout the United States and also through independent distributors. Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them. The loss of, or material reduction in, business from any of the Company's major customers could adversely affect the Company's business (see Footnote J in the Notes to Consolidated Financial Statements).

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

         Research and development costs related to new product development for the years 2000, 1999 and 1998 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

         The Company's products are manufactured in plants located at Jackson, Mississippi and Alamogordo, New Mexico. The Company also purchases a portion (18% in 2000) of its products from nonaffiliated companies in the Pacific Rim Countries.

         The Company warehouses and distributes its products from a distribution center located in Canton, Mississippi. Selective use is made of leased tractors and trailers with back- hauls scheduled on return trips carrying goods consigned for internal corporate use.

         The Company invests funds not currently required for business activities (see Footnote B (3) in the Notes to Consolidated Financial Statements). Income from invested funds is included in Other Income in the accompanying financial statements.

         Earnings from investments may vary significantly from year to year depending on interest yields on instruments meeting the Company's investment criteria, and the extent to which funds may be needed for internal growth, reacquisition of Company stock, acquisitions and newly identified business activities.

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

         3. Effects of Compliance with Environmental and OSHA Regulations

         In May 1986, the Company's Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of alleged hazardous waste deposited on the property. During July 1986, the Company entered into an agreement with the EPA and the Wisconsin Department of Natural Resources to conduct a remedial investigation and feasibility study at the site. The remedial investigation was completed in 1992, the feasibility study in 1994, and in May 1996 the final record of decision (ROD) was issued for the site by the EPA. At year end 2000, all remediation projects at the Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.

         In February 1988, the Company entered into an agreement with the Department of the Army (the 1988 agreement), pursuant to which the Army agreed to fund environmental restoration activities related to the site. As a result of the 1988 Agreement, a total of $27,000,000 has been appropriated and spent for environmental matters. Based on factors known as of December 31, 2000, it is believed that funds existing in corporate reserves, will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing funds could be inadequate.

         Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

         4. Number of Employees of the Company

         As of December 31, 2000, the Company had 624 employees.

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

         The current year resulted in lower than expected acceptance of the Company's primary new product, the Pizzazz(TM) pizza oven, resulting in higher than expected inventory levels. There are no assurances that this inventory will be sold in the normal course of business.

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

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

         The Company's Eau Claire facility is approximately 560,000 square feet. Leases for 237,000 square feet of this area have been entered into with outside tenants. The Company's corporate office is also located in Eau Claire.

         The Company manufactures products in Jackson, Mississippi and Alamogordo, New Mexico.

         The Jackson plant contains 283,000 square feet, of which 119,600 square feet are used for warehousing.

         The facility at Alamogordo contains 170,700 square feet, of which 24,800 square feet are used for warehousing. An additional 15,500 square feet has been leased for warehousing.

         The Company has a 191,900 square foot building at Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,000 square feet has been leased in adjacent buildings for warehousing. During the peak season, an additional 35,000 square feet has been leased.

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

                  NAME                      TITLE                       AGE
                 ------                    -------                     -----

             Melvin S. Cohen          Chairman of the Board              83

             Maryjo Cohen             President and Chief                48
                                       Executive Officer

             James F. Bartl           Executive Vice President           60
                                       and Secretary

             Richard F. Anderl        Vice President, Engineering        57

             Neil L. Brown            Vice President, Manufacturing      57

             Larry R. Hoepner         Vice President, Purchasing         59

             Donald E. Hoeschen       Vice President, Sales              53

             Randy F. Lieble          Chief Financial Officer            47
                                       and Treasurer

         Mr. Cohen was elected Chairman of the Board in May 1975. Prior to that date he was President, a position that he again held from November 1986 to May 1989. Mr. Cohen is the father of Maryjo Cohen and has been associated with the registrant since 1944.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

            RECORD OF DIVIDENDS PAID AND MARKET PRICE OF COMMON STOCK

                                 2000                                 1999
                 ----------------------------------   ----------------------------------
                   Applicable       Market Price        Applicable       Market Price
                 Dividends Paid  ------------------   Dividends Paid  ------------------
                   per Share      High         Low      per Share      High         Low
                 ------------    ------       -----     ---------     ------       -----
First Quarter       $ 2.10       $35.81      $31.00      $ 2.00       $42.88      $35.13
Second Quarter          --        35.19       29.56          --        38.94       34.13
Third Quarter           --        31.19       29.63          --        41.00       35.50
Fourth Quarter          --        32.00       29.06          --        39.00       34.13
                 -----------------------------------------------------------------------

Full Year           $ 2.10       $35.81      $29.06      $ 2.00       $42.88      $34.13

        Common stock of National Presto Industries, Inc., is traded on the New York Stock Exchange under the symbol NPK. As of December 31, 2000, there were 731 stockholders of record. There were 730 stockholders of record as of February 28, 2001, the latest practicable date.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands except per share data)


For the years ended December 31,     2000          1999         1998         1997         1996
                                     ----          ----         ----         ----         ----
Gross sales                        $ 120,079    $ 116,723    $ 108,861    $ 111,423    $ 107,878

Net earnings                          15,158       20,822       19,733       16,982       14,720

Net earnings per share                  2.16         2.84         2.68         2.31         2.00

Total assets                         288,707      299,393      294,762      291,870      285,385

Dividends paid per common share
 applicable to current year             2.10         2.00         2.00         2.00         2.00

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

2000 COMPARED TO 1999

Net sales increased by $1,871,000 from $114,697,000 to $116,568,000 or 2%. The increase was due primarily to the sale of new products offset in part by decreased unit volume.

Gross profit for 2000 decreased $1,151,000 from $36,831,000 to $35,680,000 or
31% versus 32% as a percentage of net sales. The reduction of gross profit percentage was largely caused by less favorable manufacturing efficiencies at the Company's manufacturing facilities.

Selling and general expenses increased $9,613,000 largely due to increased advertising expenses related to new product introductions. As a percentage of net sales, selling and general expenses increased from 15% to 23%.

Earnings before provision for income taxes decreased $9,849,000 from $29,177,000 to $19,328,000. The provision for income taxes decreased from $8,355,000 to $4,170,000, which resulted in an effective income tax rate decrease from 29% to 22%, as a result of decreased earnings subject to tax. Net earnings decreased $5,664,000 from $20,822,000 to $15,158,000, or 27%.

The Company maintains adequate liquidity for all of its anticipated capital requirements and dividend payments. As of year-end 2000, there were no material capital commitments outstanding.


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



ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and investments is affected by changes in interest rates in the United States. The Company's investments are held primarily in municipal bonds, a majority of which earn a fixed rate of interest, while the remaining bonds earn a variable interest rate. The Company uses sensitivity analysis to determine its exposure to changes in interest rates. Through December 31, 2000, changes in these rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Any transactions that are currently entered into in foreign currency are not deemed material to the financial statements. Thus, the exposure to foreign exchange market risk is not material.

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

            See Note following Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

            See Note following Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            See Note following.

NOTE: Within 120 days after the close of the registrant's fiscal year ended December 31, 2000, the registrant intends to file a definitive proxy statement pursuant to regulation 14A. Pursuant to the Rules and Regulations of the Securities Exchange Act of 1934, the information required for Items 10, 11, 12 and 13 has been omitted and is incorporated herein from Proxy by reference.

                                                                              14


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           A. The following consolidated financial statements of National Presto Industries, Inc., and its subsidiaries and the related Report of Independent Certified Public Accountants are included in this report:

                                                                                            Form 10-K
                                                                                          Page Reference
                                                                                          --------------

              1.  Consolidated Balance Sheets - December 31, 2000 and 1999                  F-1 & F-2

              2.  Consolidated Statements of Earnings -
                     Years ended December 31, 2000, 1999 and 1998                               F-3

              3.  Consolidated Statements of Cash Flows -
                     Years ended December 31, 2000, 1999 and 1998                               F-4

              4.  Consolidated Statements of Stockholders' Equity -
                     Years ended December 31, 2000, 1999 and 1998                               F-5

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

                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
                                (registrant)



                                              By:      /S/ Randy F. Lieble
                                              ---------------------------------
                                                 Randy F. Lieble
                                                 Chief Financial  Officer
                                                 and Treasurer
                                                 (Principal Accounting Officer)



         By:      /S/ Richard N. Cardozo      By:      /S/ Melvin S. Cohen
         --------------------------------     ---------------------------------
            Richard N. Cardozo                   Melvin S. Cohen
            Director                             Chairman of the Board



         By:      /S/ John M. Sirianni        By:      /S/ James F. Bartl
         --------------------------------     ---------------------------------
            John M. Sirianni                     James F. Bartl
            Director                             Executive Vice President,
                                                 Secretary and Director

         By:      /S/ Michael J. O'Meara      By:      /S/ Maryjo Cohen
         --------------------------------     ---------------------------------
            Michael J. O'Meara                   Maryjo Cohen
            Director                             President and Chief Executive
                                                 Officer and Director

Date: March 23, 2001
---------------------

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

                                                                      DECEMBER 31, 2000                DECEMBER 31, 1999
-------------------------------------------------------------------------------------------------------------------------
ASSETS

         CURRENT ASSETS:

                     Cash and cash equivalents                              $   79,624                        $   88,075

                     Marketable securities                                     143,205                           150,455

                     Accounts receivable                       $   10,473                        $   20,466

                        Less allowance for doubtful accounts          450       10,023                  450       20,016
                                                              ------------                      ------------

                     Inventories:

                        Finished goods                             21,056                             5,548

                        Work in process                             2,416                             2,409

                        Raw materials                               6,968                             8,486

                        Supplies                                      867       31,307                  884       17,327
                                                              ------------                      ------------

                     Prepaid expenses                                               47                                72
                                                                           ------------                      ------------

                        Total current assets                                   264,206                           275,945

         PROPERTY, PLANT AND EQUIPMENT:

                     Land and land improvements                       212                               176

                     Buildings                                      8,052                             7,087

                     Machinery and equipment                       18,014                            17,065
                                                              ------------                      ------------

                                                                   26,278                            24,328

                        Less allowance for depreciation            12,984       13,294               12,019       12,309
                                                              ------------                      ------------

         OTHER ASSETS                                                           11,207                            11,139
                                                                           ------------                      ------------

                                                                            $  288,707                        $  299,393
                                                                           ============                      ============

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                        DECEMBER 31, 2000                 DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES

              CURRENT LIABILITIES:

                          Accounts payable                                      $   16,014                       $   14,395

                          Federal and state income taxes                             3,108                            6,064

                          Accrued liabilities                                       24,425                           23,602
                                                                               ------------                     ------------

                             Total current liabilities                              43,547                           44,061

              COMMITMENTS AND CONTINGENCIES                                             --                               --


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:

                          Authorized: 12,000,000 shares
                          Issued: 7,440,518 shares                 $    7,441                       $    7,441

              Paid-in capital                                           1,027                            1,033

              Retained earnings                                       254,381                          254,218
                                                                  ------------                     ------------

                                                                      262,849                          262,692

              Treasury stock, at cost, 562,798 shares
                          in 2000 and 230,912 shares in 1999           17,689                            7,360
                                                                  ------------                     ------------

                             Total stockholders' equity                            245,160                          255,332
                                                                               ------------                     ------------

                                                                                $  288,707                       $  299,393
                                                                               ============                     ============

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)

                      For the years ended December 31,         2000         1999         1998
------------------------------------------------------------------------------------------------
Gross sales                                                  $120,079     $116,723     $108,861

              Less freight, discounts, etc                      3,511        2,026        1,788
                                                            ------------------------------------

Net sales                                                     116,568      114,697      107,073

Cost of sales                                                  80,888       77,866       70,853
                                                            ------------------------------------

Gross profit                                                   35,680       36,831       36,220

Selling and general expenses                                   26,680       17,067       17,901
                                                            ------------------------------------

Operating profit                                                9,000       19,764       18,319

Other income, principally interest                             10,328        9,413        9,077
                                                            ------------------------------------

              Earnings before provision for income taxes       19,328       29,177       27,396

Provision for income taxes                                      4,170        8,355        7,663

                                                            ------------------------------------
              Net earnings                                   $ 15,158     $ 20,822     $ 19,733
                                                            ====================================

Weighted average shares outstanding:

              Basic                                             7,014        7,343        7,357
                                                            ====================================
              Diluted                                           7,015        7,344        7,358
                                                            ====================================

Net earnings per share:
              Basic                                          $   2.16     $   2.84     $   2.68
                                                            ====================================
              Diluted                                        $   2.16     $   2.84     $   2.68
                                                            ====================================

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                      For the years ended December 31,                            2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings                                                     $  15,158      $  20,822      $  19,733
              Adjustments to reconcile net earnings to net cash
              provided by operating activities:
                 Provision for depreciation                                        2,786          2,296          2,098
                 Deferred income taxes                                               198            202            (42)
                 Other                                                               209            187            184
                 Changes in:
                    Accounts receivable                                            9,993         (4,176)         4,402
                    Inventories                                                  (13,980)        (1,354)         2,660
                    Prepaid expenses                                                  25            185            661
                    Accounts payable and accrued liabilities                       2,442          3,856         (3,608)
                    Federal and state income taxes                                (2,956)          (152)         1,293
                                                                              -----------------------------------------
                       Net cash provided by operating activities                  13,875         21,866         27,381
                                                                              -----------------------------------------

Cash flows from investing activities:

              Marketable securities purchased                                    (50,747)       (92,665)       (51,471)
              Marketable securities - maturities and sales                        57,997         68,876         65,456
              Acquisition of property, plant and equipment                        (3,843)        (4,151)        (3,656)
              Changes in other assets                                               (194)          (334)           (74)
                                                                              -----------------------------------------
                       Net cash provided by (used in) investing activities         3,213        (28,274)        10,255
                                                                              -----------------------------------------

Cash flows from financing activities:

              Dividends paid                                                     (14,995)       (14,719)       (14,710)
              Purchase of treasury stock                                         (10,544)        (5,363)            --
                                                                              -----------------------------------------
                        Net cash used in financing activities                    (25,539)       (20,082)       (14,710)
                                                                              -----------------------------------------

Net increase (decrease) in cash and cash equivalents                              (8,451)       (26,490)        22,926
Cash and cash equivalents at beginning of year                                    88,075        114,565         91,639
                                                                              -----------------------------------------
Cash and cash equivalents at end of year                                       $  79,624      $  88,075      $ 114,565
                                                                              =========================================

Supplemental disclosures of cash flow information:

              Cash paid during the year for income taxes                       $   6,930      $   8,305      $   5,914
                                                                              =========================================

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except share and per share data)

           For the years ended December 31, 2000, 1999, 1998
---------------------------------------------------------------------------------------------------------------

                                                 Common      Paid-in      Retained      Treasury
                                                 Stock       Capital      Earnings        Stock         Total
                                                 -----       -------      --------        -----         -----
Balance January 1, 1998                        $   7,441    $     925     $ 243,092     $  (2,260)    $ 249,198

Net earnings                                          --           --        19,733            --        19,733

Dividends paid, $2.00 per share                       --           --       (14,710)           --       (14,710)

Other                                                 --           65            --           119           184
                                              ------------------------------------------------------------------

Balance December 31, 1998                          7,441          990       248,115        (2,141)      254,405

Net earnings                                          --           --        20,822            --        20,822

Dividends paid, $2.00 per share                       --           --       (14,719)           --       (14,719)

Purchase of treasury stock - 155,000 shares           --           --            --        (5,363)       (5,363)

Other                                                 --           43            --           144           187
                                              ------------------------------------------------------------------

Balance December 31, 1999                          7,441        1,033       254,218        (7,360)      255,332

Net earnings                                          --           --        15,158            --        15,158

Dividends paid, $2.10 per share                       --           --       (14,995)           --       (14,995)

Purchase of treasury stock - 338,600 shares           --           --            --       (10,544)      (10,544)

Other                                                 --           (6)           --           215           209

                                              ------------------------------------------------------------------
Balance December 31, 2000                      $   7,441    $   1,027     $ 254,381     $ (17,689)    $ 245,160
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

     (3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: The Company considers all highly liquid marketable securities with a maturity of one week or less to be cash equivalents. Cash equivalent securities totaled $80,231,000 and $88,333,000 at December 31, 2000 and 1999. The
          Company invests principally in A-rated or higher tax exempt bonds issued by entities throughout the United States.

          The Company has classified all cash equivalents and marketable securities as available for sale, which requires the securities to be reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 2000 and 1999, cost approximated market value for all securities using the specific identification method. The contractual maturities of the marketable securities held at December 31, 2000 were $99,395,000 in 2001, $34,002,000 in 2002, $8,412,000 in 2003 and $1,396,000 with indeterminate maturities.

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

     (6) REVENUE RECOGNITION: The Company recognizes revenue when product is shipped. The Company provides for its 60-day over-the-counter return privilege, warranties at the time of shipment and other customer returns.

     (7) ADVERTISING: The Company's policy is to expense advertising as incurred for the year. Advertising expense was $15,195,000, $6,876,000 and $6,856,000 in 2000, 1999 and 1998.

     (8) STOCK OPTIONS: The intrinsic value method is used for valuing stock options issued.

     (9) RECLASSIFICATIONS: Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 financial statement presentation.

C.   INVENTORIES:

     The amount of inventories valued on the LIFO basis was $30,440,000 and $16,443,000 as of December 31, 2000 and 1999. Under LIFO, inventories are valued at approximately $11,244,000 and $10,876,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2000 and 1999. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues.

     The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

                                      Increase (Decrease)
                                      -------------------
                              Cost of          Net         Earnings
                   Year        Sales        Earnings      Per Share
                   ----        -----        --------      ---------
                   2000     $ (368,000)    $ 228,000       $ 0.03
                   1999       (286,000)      177,000         0.02
                   1998      1,353,000      (838,000)       (0.11)

     This information is provided for comparison with companies using the FIFO basis.

D.   ACCRUED LIABILITIES:

     At December 31, 2000 accrued liabilities consisted of payroll $2,767,000, insurance $15,923,000, environmental $3,320,000 and other $2,415,000. At
     December 31, 1999 accrued liabilities consisted of payroll $2,590,000, insurance $14,442,000, environmental $3,642,000 and other $2,928,000.

E.   TREASURY STOCK:

     As of December 31, 2000, the Company has authority from the Board of Directors to reacquire an additional 569,200 shares. During 2000 and 1999, 338,600 and 155,000 shares were reacquired. No shares were reacquired in 1998. Treasury shares have been used for the exercise of stock options and to fund the Company's 401(k) contributions (see note H).

F.   NET EARNINGS PER COMMON SHARE:

     Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 8,750; 10,000; and 11,500 shares of common stock with a weighted average exercise price of $39.41, $39.43 and $39.45 were outstanding at December 31, 2000, 1999 and 1998, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

G.   STOCK OPTION PLAN:

     The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for key employees. Stock options for 8,750 shares at a weighted average price of $39.41 per share were outstanding at December 31, 2000. Stock options for 10,000 shares at a weighted average price of $39.43 per share were outstanding at December 31, 1999. There were 1,250 shares exercisable at $39.41 at December 31, 2000 and 1,250 shares exercisable at $39.43 at December 31, 1999. The pro forma effect of accounting for stock options using the fair value method is immaterial.

H.   RETIREMENT PLANS:

     PENSION PLANS:

     The Company has pension plans which cover the majority of employees. Pension benefits are based on an employee's years of service and compensation near the end of those years of service. The Company's funding policy has been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members. Plan assets consist primarily (72%) of interest bearing securities with the balance in corporate stocks, principally National Presto Industries, Inc. common stock.

                                                                              (In thousands)
                                                                             Pension Benefits
                                                                     --------------------------------
                                                                        2000       1999        1998
                                                                        ----       ----        ----
        Net periodic benefit cost                                     $   529    $   713     $   392
                                                                     ================================

        Fair value of plan assets                                     $ 8,656    $ 8,066
        Benefit obligation                                              9,683      9,112
                                                                     --------------------
        Benefit obligations in excess of fair value of plan assets     (1,027)    (1,046)
        Unrecognized actuarial loss                                     2,941      2,157
        Unrecognized prior service cost                                 1,039      1,267
        Unrecognized net transition obligation                           (187)      (291)
                                                                     --------------------
        Prepaid benefit                                               $ 2,766    $ 2,087
                                                                     ====================


        WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
             Discount rate                                               7.50%      7.75%
             Expected return on plan assets                              8.00%      8.00%
             Rate of compensation increase                               5.00%      5.00%


     401(k) PLAN:

     The Company also has a 401(k) retirement plan which covers substantially all employees. At its discretion, the Company will match up to 50% of the first 4% contributed by employees to the plan. The matching contribution can be made with either cash or common stock. Contributions made from the treasury stock, including the Company's cash dividends, totaled $209,000 in 2000, $187,000 in 1999, and $184,000 in 1998.

I.   INCOME TAXES:

      The following table summarizes the provision for income taxes:

                                                          (In thousands)
                                                          --------------
                                                    2000       1999       1998
                                                    ----       ----       ----
             Current:
                  Federal                         $ 3,345    $ 6,817    $ 6,355
                  State                               627      1,336      1,350
                                                 -------------------------------
                                                    3,972      8,153      7,705
                                                 -------------------------------
             Deferred:
                  Federal                             170        169        (39)
                  State                                28         33         (3)
                                                 -------------------------------
                                                      198        202        (42)
                                                 -------------------------------
             Total tax provision                  $ 4,170    $ 8,355    $ 7,663
                                                 ===============================

      The effective rate of the provision for income taxes as shown in the Consolidated Statements of Earnings differs from the applicable statutory federal income tax rate for the following reasons:

                                                     Percent of Pre-tax Income
                                                     -------------------------
                                                     2000       1999       1998
                                                     ----       ----       ----
             Statutory rate                          35.0%      35.0%      35.0%
             State tax                                2.2%       3.0%       3.2%
             Tax exempt interest and dividends      -14.9%      -9.2%     -10.8%
             Other                                   -0.7%      -0.2%       0.6%
                                                 -------------------------------
             Effective rate                          21.6%      28.6%      28.0%
                                                 ===============================


      Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in a deferred tax asset are as follows at December 31:

                                                     (In thousands)
                                                     --------------
                                                    2000       1999
                                                    ----       ----

             Insurance                            $ 6,114    $ 5,546
             Environmental                          1,275      1,371
             Pension                               (1,368)    (1,265)
             Other                                  1,474      2,041
                                                 -------------------
                                                  $ 7,495    $ 7,693
                                                 ===================

J.   CONCENTRATIONS:

     One customer accounted for 42%, 46% and 44% of net sales for the years ended December 2000, 1999 and 1998. Another customer accounted for 11% and 12% of net sales for the years ended December 31, 2000 and 1999.

     The Company's largest customer announced during 2000 that it would be discontinuing the purchase of three of the Company's products during 2001. For the year ended December 31, 2000, sales of these products to this customer approximated $17,400,000, or 14% of the Company's sales. In January 2001, the Company's second largest customer notified the Company that it would be significantly reducing the products which it currently purchases. For the year ended December 31, 2000, sales of these products to this customer approximated $11,168,000, or 9% of the Company's year 2000 sales.

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

K.   RISKS AND UNCERTAINTIES:

     ENVIRONMENTAL:

     As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. Based on factors known as of December 31, 2000, it is believed that funds existing in corporate reserves, will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible that existing funds could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

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

M.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

     The following represents unaudited financial information for 2000, 1999, and 1998:

                                           (In thousands)
                               -------------------------------------
                                 Gross          Gross          Net      Earnings
               Quarter           Sales         Profit       Earnings   Per Share
                                 -----         ------       --------   ---------
             2000

                First          $  18,944     $   4,687     $   3,018     $ 0.42
                Second         $  20,831     $   5,658     $   2,848     $ 0.40
                Third          $  31,388     $  10,041     $   3,600     $ 0.52
                Fourth         $  48,916     $  15,294     $   5,692     $ 0.82
                              --------------------------------------------------
                   Total       $ 120,079     $  35,680     $  15,158     $ 2.16
                              ==================================================
             1999

                First          $  21,963     $   6,174     $   3,280     $ 0.45
                Second            19,176         5,919         3,133     $ 0.43
                Third             25,594         7,910         3,744     $ 0.51
                Fourth            49,990        16,828        10,665     $ 1.45
                              --------------------------------------------------
                   Total       $ 116,723     $  36,831     $  20,822     $ 2.84
                              ==================================================
             1998

                First          $  19,378     $   4,922     $   2,810     $ 0.38
                Second            16,640         4,710         2,760       0.38
                Third             24,752         8,181         3,735       0.50
                Fourth            48,091        18,407        10,428       1.42
                              --------------------------------------------------
                   Total       $ 108,861     $  36,220     $  19,733     $ 2.68
                              ==================================================


N.   SUBSEQUENT EVENT (UNAUDITED)

     On February 24, 2001, the Company acquired the outstanding stock of a supplier to the defense industry for cash. For the year ended December 31, 2000 this company's sales were approximately $10,900,000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
National Presto Industries, Inc.

            We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

            We have also audited Schedule II of National Presto Industries, Inc. and subsidiaries for each of the three years in the period ended December 31, 2000. In our opinion, this schedule represents fairly, in all material respects, the information required to be set forth therein.

/S/ Grant Thornton LLP
Minneapolis, Minnesota
February 16, 2001

                NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2000, 1999 and 1998


                                                                    (In thousands)
                                                                    --------------
                   Column A                 Column B          Column C          Column D            Column E
                   --------                 --------          --------          --------            --------
                                           Balance at                                              Balance at
                                           Beginning                                                  End
                 Description               of Period        Additions (A)     Deductions (B)       of Period
                 -----------               ---------        -------------     --------------       ---------
Deducted from assets:
   Allowance for doubtful accounts:

      Year ended December 31, 2000         $      450        $      (41)        $      (41)        $      450
                                          ====================================================================

      Year ended December 31, 1999         $      450        $     (283)        $     (283)        $      450
                                          ====================================================================

      Year ended December 31, 1998         $      450        $    1,536         $    1,536         $      450
                                          ====================================================================



Notes:
   (A)  Amounts charged (credited) to selling and general expenses

   (B)  Principally bad debts written off, net of recoveries