Form 10-Q
period 2001-04-01
NATIONAL PRESTO INDUSTRIES INC
filed 2001-05-03
CIK 80172

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 6,881,479 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 1, 2001 and December 31, 2000
(Unaudited)
(Dollars in thousands)

                                                                          2001                              2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
              Cash and cash equivalents                                $  65,577                         $  79,624

              Marketable securities                                      136,435                           143,205

              Accounts receivable, net                                     6,271                            10,023

              Inventories:
                 Finished goods                           $  20,793                         $  21,056

                 Work in process                              4,877                             2,416

                 Raw materials                                6,603                             6,968

                 Supplies                                       903       33,176                  867       31,307
                                                        ------------                       -----------

              Prepaid expenses                                               165                                47
                                                                      -----------                       -----------

                 Total current assets                                    241,624                           264,206

   PROPERTY,  PLANT AND EQUIPMENT:                           27,350                            26,278

                 Less allowance for depreciation             14,151       13,199               12,984       13,294
                                                        ------------                       -----------

   OTHER ASSETS                                                           14,256                            11,207

                                                                      -----------                       -----------
                                                                       $ 269,079                         $ 288,707
                                                                      ===========                       ===========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 1, 2001 and December 31, 2000
(Unaudited)
(Dollars in thousands)

                                                                         2001                              2000
------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                        $  10,817                         $  16,014

              Federal and state income taxes                              1,876                             3,108

              Accrued liabilities                                        23,609                            24,425

                                                                     -----------                       -----------
                 Total current liabilities                               36,302                            43,547

COMMITMENTS AND CONTINGENCIES                                                --                                --


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares                $   7,441                         $   7,441

              Paid-in capital                                1,021                             1,027

              Retained earnings                            241,876                           254,381
                                                        -----------                       -----------

                                                           250,338                           262,849

              Treasury stock, at cost                       17,561                            17,689

                                                        -----------                       -----------
                    Total stockholders' equity                          232,777                           245,160

                                                                     -----------                       -----------
                                                                      $ 269,079                         $ 288,707
                                                                     ===========                       ===========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months ended April 1, 2001 and April 2, 2000
(Unaudited)
(In thousands except per share data)

                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                             2001                2000
----------------------------------------------------------------------------------------
Net sales                                                 $  19,645           $  18,507

Cost of sales                                                16,779              13,820

                                                         -----------         -----------
      Gross profit                                            2,866               4,687

Selling and general expenses                                  4,544               3,760

                                                         -----------         -----------
      Operating profit (loss)                                (1,678)                927

Other income, principally interest                            2,518               2,651

                                                         -----------         -----------
  Earnings before provision for income taxes                    840               3,578

Provision for income taxes (benefit)                           (410)                560

                                                         -----------         -----------
    Net earnings                                          $   1,250           $   3,018
                                                         ===========         ===========

Weighted average shares outstanding:
              Basic                                           6,878               7,155
                                                         ===========         ===========
              Diluted                                         6,879               7,156
                                                         ===========         ===========

Net earnings per share:
              Basic                                       $    0.18           $    0.42
                                                         ===========         ===========
              Diluted                                     $    0.18           $    0.42
                                                         ===========         ===========

Cash dividends declared and paid per common share         $    2.00           $    2.10
                                                         ===========         ===========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended April 1, 2001 and April 2, 2000
(Unaudited)
(Dollars in thousands)

                                                                                       2001               2000
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings                                                          $   1,250           $   3,018
              Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Provision for depreciation                                             1,276                 619
                 Other                                                                     63                  98
                 Changes in (net of acquisition):
                    Accounts receivable                                                 5,800              10,533
                    Inventories                                                          (215)             (2,720)
                    Prepaid expenses                                                     (101)                  9
                    Accounts payable and accrued liabilities                           (9,607)             (7,076)
                    Federal and state income taxes                                     (1,232)             (2,986)
                                                                                   -----------         -----------
                          Net cash provided by (used in) operating activities          (2,766)              1,495
                                                                                   -----------         -----------

Cash flows from investing activities (net of acquisition):
              Marketable securities purchased                                          (5,073)            (19,875)
              Marketable securities - maturities and sales                             11,843              34,210
              Acquisition of property, plant and equipment                             (1,126)             (1,103)
              Acquisition of business                                                  (4,750)                 --
              Other                                                                       250                  --
                                                                                   -----------         -----------
                          Net cash provided by investing activities                     1,144              13,232
                                                                                   -----------         -----------

Cash flows from financing activities:
              Dividends paid                                                          (13,755)            (14,995)
              Purchase of treasury stock                                                   --              (5,128)
              Other                                                                        59                  (2)
                                                                                   -----------         -----------
                          Net cash used in financing activities                       (13,696)            (20,125)
                                                                                   -----------         -----------

Net decrease in cash and cash equivalents                                             (15,318)             (5,398)
Cash and cash equivalents at beginning of period                                       80,895              88,075
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                          $  65,577           $  82,677
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


NOTE B - ACQUISITION

On February 24, 2001, the Company acquired the outstanding stock of a supplier to the defense industry for cash. For the year ended December 31, 2000, this Company's sales were approximately $10,900,000.



--------------------------------------------------------------------------------

The foregoing information for the periods ended April 1, 2001, and April 2, 2000, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2000, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2000 Annual Report. Interim results for the period are not indicative of those for the year.

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

Comparison First Quarter 2001 and 2000

         Net sales increased by $1,138,000 from $18,507,000 to $19,645,000 or
6%, resulting from the shipment of more units. The sales rise reflects sales conditions peculiar to the first period, as well as as sales from the Company's recently acquired defense business (the AMTEC Corporation acquired on February 24, 2001).

         Gross profit for 2001 decreased $1,821,000 from $4,687,000 to $2,866,000 or 25% versus 15% as a percentage of net sales. The reduction of gross profit percentage reflected the inability to pass on increased cost and less favorable manufacturing efficiencies experienced at the Company's manufacturing facilities.

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

         Other income, principally interest, decreased from the 2000 level as a result of a lower level of invested funds and a lower rate of return on the Company's portfolio of short-term marketable securities.

         Earnings before provision for income taxes decreased $2,738,000 from $3,578,000 to $840,000. The provision for income taxes decreased from $560,000 to a benefit of $410,000, which resulted in an effective income tax rate decrease from 16% to a taxable benefit of 49%, as a result of the tax benefit generated from the operating loss being greater than the taxes due on investment income. Net earnings decreased $1,768,000 from $3,018,000 to $1,250,000, or 59%.

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


         (b) Reports on Form 8-K:
                February 5, 2001 - Advised of a strategy shift in the sourcing of products by Target, Inc. Advised of a disappointment in the Christmas sales of the Presto Pizzazz(TM) pizza oven.

                February 27, 2001 - Advised that the Registrant finalized the acquisition of AMTEC Corporation of
                                      Janesville, Wisconsin.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NATIONAL PRESTO INDUSTRIES, INC.
                                       --------------------------------


         Date: May 2, 2001                                      /S/ M. J. Cohen
                                       ----------------------------------------
                                       M. J. Cohen, President
                                       (Principal operating officer)


         Date: May 2, 2001                                      /S/ R. F. Lieble
                                       -----------------------------------------
                                       R. F. Lieble, Chief Financial Officer and
                                       Treasurer (Principal accounting officer)

                        National Presto Industries, Inc.
                                 Exhibit Index


         Exhibit
         Number                        Exhibit Description
         ------                        -------------------


           11                   Computation of Earnings per Share