Form 10-Q
period 2001-07-01
NATIONAL PRESTO INDUSTRIES INC
filed 2001-08-01
CIK 80172

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

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


There were 6,849,256 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 1, 2001 and December 31, 2000
(Unaudited)
(Dollars in thousands)

                                                   2001                  2000
--------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
    Cash and cash equivalents                    $ 78,736              $ 79,624

    Marketable securities                         116,441               143,205

    Accounts receivable, net                        8,493                10,023

    Inventories:
       Finished goods                 $ 23,964              $ 21,056

       Work in process                   6,917                 2,416

       Raw materials                     5,435                 6,968

       Supplies                            836     37,152        867     31,307
                                      --------              --------
    Prepaid expenses                                  239                    47
                                                 --------              --------
       Total current assets                       241,061               264,206

PROPERTY,  PLANT AND EQUIPMENT:         28,192                26,278

    Less allowance for depreciation     14,921     13,271     12,984     13,294
                                      --------              --------
OTHER ASSETS                                       14,207                11,207
                                                 --------              --------
                                                 $268,539              $288,707
                                                 ========              ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 1, 2001 and December 31, 2000
(Unaudited)
(Dollars in thousands)

                                                     2001                 2000
--------------------------------------------------------------------------------
LIABILITIES
  CURRENT LIABILITIES:
    Accounts payable                              $ 10,179              $ 16,014

    Federal and state income taxes                   1,154                 3,108

    Accrued liabilities                             23,934                24,425
                                                  --------              --------
       Total current liabilities                    35,267                43,547

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY

     Common stock, $1 par value:
       Authorized: 12,000,000 shares
       Issued: 7,440,518 shares        $  7,441              $  7,441

     Paid-in capital                      1,019                 1,027

     Retained earnings                  243,255               254,381
                                       --------              --------
                                        251,715               262,849

     Treasury stock, at cost             18,443                17,689
                                       --------              --------
       Total stockholders' equity                  233,272               245,160
                                                  --------              --------
                                                  $268,539              $288,707
                                                  ========              ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months ended July 1, 2001 and July 2, 2000
(Unaudited)
(In thousands except per share data)

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     --------------------     ---------------------
                                                       2001          2000       2001          2000
--------------------------------------------------------------------------    ---------------------
Net sales                                            $ 17,251     $ 20,399    $ 36,896     $ 38,906

Cost of sales                                          14,089       14,741      30,868       28,561
                                                     --------     --------    --------     --------
      Gross profit                                      3,162        5,658       6,028       10,345

Selling and general expenses                            4,183        4,936       8,727        8,696
                                                     --------     --------    --------     --------
      Operating profit (loss)                          (1,021)         722      (2,699)       1,649

Other income, principally interest                      2,131        2,587       4,649        5,238
                                                     --------     --------    --------     --------
  Earnings before provision for income taxes            1,110        3,309       1,950        6,887

Provision (benefit) for income taxes                     (269)         461        (679)       1,021
                                                     --------     --------    --------     --------
    Net earnings                                     $  1,379     $  2,848    $  2,629     $  5,866
                                                     ========     ========    ========     ========

Weighted average shares outstanding:
              Basic                                     6,861        7,038       6,869        7,097
                                                     ========     ========    ========     ========
              Diluted                                   6,862        7,039       6,870        7,098
                                                     ========     ========    ========     ========

Net earnings per share:
              Basic                                  $   0.20     $   0.40    $   0.38     $   0.83
                                                     ========     ========    ========     ========
              Diluted                                $   0.20     $   0.40    $   0.38     $   0.83
                                                     ========     ========    ========     ========

Cash dividends declared and paid per common share    $     --     $     --    $   2.00     $   2.10
                                                     ========     ========    ========     ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended July 1, 2001 and July 2, 2000
(Unaudited)
(Dollars in thousands)

                                                                         2001         2000
                                                                       --------     --------
Cash flows from operating activities:
              Net earnings                                             $  2,629     $  5,866
              Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Provision for amortization and depreciation              2,109        1,269
                 Other                                                       87          136
                 Changes in (net of acquisition):
                    Accounts receivable                                   3,578        9,120
                    Inventories                                          (4,191)     (10,624)
                    Prepaid expenses                                       (175)         (29)
                    Accounts payable and accrued liabilities             (9,920)      (7,639)
                    Federal and state income taxes                       (1,954)      (3,900)
                                                                       --------     --------
                          Net cash used in operating activities          (7,837)      (5,801)
                                                                       --------     --------

Cash flows from investing activities (net of acquisition):
              Marketable securities purchased                           (19,852)     (30,625)
              Marketable securities - maturities and sales               46,616       32,887
              Acquisition of property, plant and equipment               (1,968)      (2,219)
              Acquisition of business (net of cash acquired)             (3,494)          --
              Other                                                         251            5
                                                                       --------     --------
                          Net cash provided by investing activities      21,553           48
                                                                       --------     --------

Cash flows from financing activities:
              Dividends paid                                            (13,755)     (14,995)
              Purchase of treasury stock                                   (908)      (6,492)
              Other                                                          59           (2)
                                                                       --------     --------
                          Net cash used in financing activities         (14,604)     (21,489)
                                                                       --------     --------

Net decrease in cash and cash equivalents                                  (888)     (27,242)
Cash and cash equivalents at beginning of period                         79,624       88,075
                                                                       --------     --------
Cash and cash equivalents at end of period                             $ 78,736     $ 60,833
                                                                       ========     ========

The accompanying notes are an integral part of the financial statements.

               NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - EARNINGS PER SHARE
---------------------------

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








--------------------------------------------------------------------------------

The foregoing information for the periods ended July 1, 2001, and July 2, 2000, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2000, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2000 Annual Report. Interim results for the period are not indicative of those for the year.

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

Comparison  Second Quarter 2001 and 2000

         Net sales decreased by $3,148,000 from $20,399,000 to $17,251,000 or
15%, resulting from the shipment of fewer units.

         Gross profit for 2001 decreased $2,496,000 from $5,658,000 to $3,162,000 or 28% versus 18% as a percentage of net sales. The reduction of gross profit percentage reflected the inability to pass on increased cost and less favorable manufacturing efficiencies experienced at the Company's manufacturing facilities.

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

         Earnings before provision for income taxes decreased $2,199,000 from $3,309,000 to $1,110,000. The provision for income taxes decreased from $461,000 of expense to a benefit of $269,000, which resulted in an effective income tax rate decrease from 14% to a taxable benefit of 24%, as a result of the tax benefit generated from the operating loss being greater than the taxes due on investment income. Net earnings decreased $1,469,000 from $2,848,000 to $1,379,000, or 52%.

         The Company maintains adequate liquidity for all of its anticipated capital requirements and dividend payments. As of quarter-end, there were no material capital commitments outstanding.



Comparison First Six Months 2001 and 2000

         Net sales decreased by $2,010,000 from $38,906,000 to $36,896,000 due primarily to decreased unit volume.

         Gross profit for 2001 decreased $4,317,000 from $10,345,000 to $6,028,000 or 27% versus 16% as a percentage of net sales. The reduction of gross profit percentage reflected the inability to pass on increased cost and less favorable manufacturing efficiencies experienced at the Company's manufacturing facilities.

         The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months.

         Other income, principally interest, decreased from the 2000 level as a result of a lower level of invested funds and a lower rate of return on the Company's portfolio of short-term marketable securities.

         Earnings before provision for income taxes decreased $4,937,000 from $6,887,000 to $1,950,000. The provision for income taxes decreased from an expense of $1,021,000 to a benefit of $679,000, which resulted in an effective income tax rate decrease from 15% to a taxable benefit of 35%, as a result of the tax benefit generated from the operating loss being greater than the taxes due on investment income. Net earnings decreased $3,237,000 from $5,866,000 to $2,629,000, or 55%.

Item 7A.
QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's interest income on cash equivalents and investments is affected by changes in interest rates in the United States. The Company's investments are held primarily in municipal bonds, a majority of which earn a fixed rate of interest, while the remaining bonds earn a variable interest rate. The Company uses sensitivity analysis to determine its exposure to changes in interest rates. Through July 1, 2001, changes in these rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
                  Exhibit 3(i)-Restated Articles of Incorporation -
                               incorporated by reference from Exhibit 3(i) of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
                          (ii)-By-Laws - incorporated by reference from Exhibit
                               3(ii) of the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999
                  Exhibit 9   -Voting Trust Agreement-incorporated by reference
                               from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
                  Exhibit 10.1-1988 Stock Option Plan - incorporated by
                               reference from Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
                  Exhibit 10.2-Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan - incorporated by reference from Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
                  Exhibit 11 - Statement regarding computation of per share
                               earnings


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


                                       NATIONAL PRESTO INDUSTRIES, INC.
                                       --------------------------------


Date: July 31, 2001                                 /S/ M. J. Cohen
                                       -----------------------------------------
                                       M. J. Cohen, President
                                       (Principal operating officer)


Date: July 31, 2001                                 /S/ R. F. Lieble
                                       -----------------------------------------
                                       R. F. Lieble, Chief Financial Officer and
                                       Treasurer (Principal accounting officer)

        Exhibit
         Number                       Exhibit Description
        -------                       -------------------

           11           Computation of Earnings per Share