Form 10-Q
period 2001-09-30
NATIONAL PRESTO INDUSTRIES INC
filed 2001-11-02
CIK 80172

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 6,835,560 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Unaudited)
(Dollars in thousands)

                                                                        2001                              2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
              Cash and cash equivalents                              $  79,383                          $  79,624

              Marketable securities                                    102,155                            143,205

              Accounts receivable, net                                  19,645                             10,023

              Inventories:
                 Finished goods                         $  32,989                          $  21,056

                 Work in process                            6,903                              2,416

                 Raw materials                              7,024                              6,968

                 Supplies                                     601       47,517                   867       31,307
                                                       ----------                         ----------

              Prepaid expenses                                             116                                 47
                                                                    ----------                         ----------

                 Total current assets                                  248,816                            264,206

   PROPERTY,  PLANT AND EQUIPMENT:                         28,499                             26,278

                 Less allowance for depreciation           15,697       12,802                12,984       13,294
                                                       ----------                         ----------

   OTHER ASSETS                                                         14,395                             11,207

                                                                    ----------                         ----------
                                                                     $ 276,013                          $ 288,707
                                                                    ==========                         ==========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Unaudited)
(Dollars in thousands)

                                                                         2001                            2000
--------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                        $  15,124                        $  16,014

              Federal and state income taxes                                968                            3,108

              Accrued liabilities                                        24,875                           24,425

                                                                     ----------                       ----------
                 Total current liabilities                               40,967                           43,547

COMMITMENTS AND CONTINGENCIES                                                --                               --


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares                $   7,441                        $   7,441

              Paid-in capital                                1,013                            1,027

              Retained earnings                            245,392                          254,381
                                                        ----------                       ----------

                                                           253,846                          262,849

              Treasury stock, at cost                       18,800                           17,689

                                                        ----------                       ----------
                    Total stockholders' equity                          235,046                          245,160

                                                                     ----------                       ----------
                                                                      $ 276,013                        $ 288,707
                                                                     ==========                       ==========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months ended September 30, 2001 and October 1, 2000 (Unaudited)

(In thousands except per share data)                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          ------------------              -----------------
                                                          2001           2000           2001            2000
---------------------------------------------------------------------------------   ---------------------------
Net sales                                               $ 26,616       $ 30,668       $ 63,512        $ 69,574

Cost of sales                                             20,277         20,627         51,145          49,188

                                                        --------       --------       --------        --------
      Gross profit                                         6,339         10,041         12,367          20,386

Selling and general expenses                               5,569          7,794         14,296          16,490

                                                        --------       --------       --------        --------
      Operating profit (loss)                                770          2,247         (1,929)          3,896

Other income, principally interest                         1,846          2,356          6,495           7,594

                                                        --------       --------       --------        --------
  Earnings before provision for income taxes               2,616          4,603          4,566          11,490

Provision (benefit) for income taxes                         479          1,003           (200)          2,024

                                                        --------       --------       --------        --------
    Net earnings                                        $  2,137       $  3,600       $  4,766        $  9,466
                                                        ========       ========       ========        ========

Weighted average shares outstanding:
              Basic                                        6,848          6,979          6,862           7,058
                                                        ========       ========       ========        ========
              Diluted                                      6,849          6,980          6,863           7,059
                                                        ========       ========       ========        ========

Net earnings per share:
              Basic                                     $   0.31       $   0.52       $   0.69        $   1.34
                                                        ========       ========       ========        ========
              Diluted                                   $   0.31       $   0.52       $   0.69        $   1.34
                                                        ========       ========       ========        ========

Cash dividends declared and paid per common share       $     --       $     --       $   2.00        $   2.10
                                                        ========       ========       ========        ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2001 and October 1, 2000
(Unaudited)
(Dollars in thousands)

                                                                               2001               2000
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings                                                   $  4,766           $  9,466
              Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Provision for amortization and depreciation                    2,947              1,870
                 Other                                                            118                171
                 Changes in (net of acquisition):
                    Accounts receivable                                        (7,574)              (845)
                    Inventories                                               (14,556)           (18,229)
                    Prepaid expenses                                              (52)               (27)
                    Accounts payable and accrued liabilities                   (4,034)            (2,401)
                    Federal and state income taxes                             (2,140)            (3,517)
                                                                             --------           --------
                          Net cash used in operating activities               (20,525)           (13,512)
                                                                             --------           --------

Cash flows from investing activities (net of acquisition):
              Marketable securities purchased                                 (32,594)           (40,441)
              Marketable securities - maturities and sales                     73,644             45,328
              Acquisition of property, plant and equipment                     (2,275)            (2,678)
              Acquisition of business                                          (3,744)                --
              Other                                                               251                 19
                                                                             --------           --------
                          Net cash provided by investing activities            35,282              2,228
                                                                             --------           --------

Cash flows from financing activities:
              Dividends paid                                                  (13,755)           (14,995)
              Purchase of treasury stock                                       (1,302)            (8,814)
              Other                                                                59                 (5)
                                                                             --------           --------
                          Net cash used in financing activities               (14,998)           (23,814)
                                                                             --------           --------

Net decrease in cash and cash equivalents                                        (241)           (35,098)
Cash and cash equivalents at beginning of period                               79,624             88,075
                                                                             --------           --------
Cash and cash equivalents at end of period                                   $ 79,383           $ 52,977
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








--------------------------------------------------------------------------------

The foregoing information for the periods ended September 30, 2001, and October 1, 2000, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2000, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2000 Annual Report. Interim results for the period are not indicative of those for the year.

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

Comparison Third Quarter 2001 and 2000

         Net sales decreased by $4,052,000 from $30,668,000 to $26,616,000 or
13%, resulting from the combination of the shipment of fewer units and discounted prices.

         Gross profit for 2001 decreased $3,702,000 from $10,041,000 to $6,339,000 or 33% versus 24% as a percentage of net sales. The reduction of gross profit percentage reflected increased discounts to retailers and the inability to pass on increased costs offset in part by more favorable manufacturing efficiencies experienced at the Company's manufacturing facilities.

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

         Earnings before provision for income taxes decreased $1,987,000 from $4,603,000 to $2,616,000. The provision for income taxes decreased from $1,003,000 to $479,000, which resulted in an effective income tax rate decrease from 22% to 18%, as the result of decreased earnings subject to tax. Net earnings decreased $1,463,000 from $3,600,000 to $2,137,000, or 41%.

         The Company maintains adequate liquidity for all of its anticipated capital requirements and dividend payments. As of quarter-end, there were no material capital commitments outstanding.


Comparison First Nine Months 2001 and 2000

         Net sales decreased by $6,062,000 from $69,574,000 to $63,512,000 due primarily to decreased unit volume.

         Gross profit for 2001 decreased $8,019,000 from $20,386,000 to $12,367,000 or 29% versus 20% as a percentage of net sales. The reduction of gross profit percentage reflected the inability to pass on increased cost and less favorable manufacturing efficiencies experienced at the Company's manufacturing facilities.

         The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months.

         Other income, principally interest, decreased from the 2000 level as a result of a lower level of invested funds and a lower rate of return on the Company's portfolio of short-term marketable securities.

         Earnings before provision for income taxes decreased $6,924,000 from $11,490,000 to $4,566,000. The provision for income taxes decreased from $2,024,000 of expense to a benefit of $200,000, which resulted in an effective income tax rate decrease from 18% to a taxable benefit of 4%, as a result of the tax benefit generated from the operating loss being greater than the taxes due on investment income. Net earnings decreased $4,700,000 from $9,466,000 to $4,766,000, or 50%.

Item 7A.
QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's interest income on cash equivalents and investments is affected by changes in interest rates in the United States. The Company's investments are held primarily in municipal bonds, a majority of which earn a fixed rate of interest, while the remaining bonds earn a variable interest rate. The Company uses sensitivity analysis to determine its exposure to changes in interest rates. Through September 30, 2001, changes in these rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.

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

                                       NATIONAL PRESTO INDUSTRIES, INC.


         Date: October 30, 2001                                  /S/ M. J. Cohen
                                       -----------------------------------------
                                       M. J. Cohen, President
                                       (Principal operating officer)


         Date: October 30, 2001                                 /S/ R. F. Lieble
                                       -----------------------------------------
                                       R. F. Lieble, Chief Financial Officer and
                                       Treasurer (Principal accounting officer)

                        National Presto Industries, Inc.
                                 Exhibit Index


   Exhibit
   Number                 Exhibit Description
   ------                 -------------------


     11            Computation of Earnings per Share