Form 10-K405
period 2001-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2002-03-27
CIK 80172

1

                                                  Page 1 of 36 Total Pages
                                                  Index to Schedules and
                                                  Exhibits are at Page 15 and 16

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ________________ to ________________

                          Commission File Number 1-2451

                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               WISCONSIN                             39-0494170
               ------------------------------------------------
          (State or other jurisdiction of          (IRS Employer
           incorporation or organization)      Identification Number

                             3925 NORTH HASTINGS WAY
                             -----------------------
            EAU CLAIRE, WISCONSIN                      54703-3703
            -----------------------------------------------------
           (Address of principal executive offices)     (Zip Code)
           -------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ___X___

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, as of February 28, 2002, was $183,155,418.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2002, was 6,836,588.

                   DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.


                          TITLE                            PART
                          -----                            ----

           Proxy Statement dated April 5, 2002           Part III


Except as specifically incorporated herein by reference, the foregoing Proxy Statement is not deemed filed as part of this report.

                                     PART I

ITEM 1. BUSINESS

         A. DESCRIPTION OF BUSINESS

            The business of National Presto Industries, Inc., and its consolidated subsidiaries (the "Company") consists of two business segments. The Housewares/Small Appliance segment manufactures and distributes small electrical appliances and housewares, including comfort appliances, pressure cookers and canners, and kitchen electrics. The Defense Products segment manufactures precision mechanical, electromechanical and electronic assembly components for the U.S. government and sub-contractors.

            1. HOUSEWARES/SMALL APPLIANCE SEGMENT

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

            For the year ended December 31, 2001, approximately 53% of consolidated net sales were provided by cast products (fry pans, griddles, grills, deep fryers and multi- cookers), approximately 5% by motorized nonthermal appliances (can openers, slicer/shredders, knife sharpeners, electric knives, and bread slicing systems), and approximately 31% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 2000, approximately 58% of consolidated net sales were provided by cast products, approximately 6% by motorized nonthermal appliances and approximately 32% by noncast/thermal appliances. For the year ended December 31, 1999, approximately 61% of consolidated net sales were provided by cast products, approximately 9% by motorized nonthermal appliances and approximately 26% by noncast/thermal appliances.

            For the year ended December 31, 2001, Wal-Mart Stores, Inc. accounted for 37% and Costco Companies accounted for 11% of consolidated net sales. Wal-Mart Stores, Inc., accounted for 41% and Target, Inc. accounted for 11% of consolidated net sales in 2000. Wal-Mart Stores, Inc. accounted for 45% and Target, Inc. accounted for 12% of consolidated net sales for the year ended December 31, 1999.

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

            Research and development costs related to new product development for the years 2001, 2000 and 1999 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

            The Company's products are manufactured in plants located at Jackson, Mississippi and Alamogordo, New Mexico. The Company also purchased a portion (13% in 2001) of its products from nonaffiliated companies in the Pacific Rim Countries. The Company plans to outsource all of its products by the end of 2002 (see Footnote M in the Notes to Consolidated Financial Statements).

            The Company warehouses and distributes its products from a distribution center located in Canton, Mississippi. Selective use is made of leased tractors and trailers with back- hauls scheduled on return trips carrying goods consigned for internal corporate use.

            The Company invests funds not currently required for business activities (see Footnote A (3) in the Notes to Consolidated Financial Statements). Income from invested funds is included in Other Income in the accompanying financial statements.

            Earnings from investments may vary significantly from year to year depending on interest yields on instruments meeting the Company's investment criteria, and the extent to which funds may be needed for internal growth, reacquisition of Company stock, acquisitions and newly identified business activities.

            2. DEFENSE PRODUCTS SEGMENT

            The defense products segment (AMTEC Corporation) was acquired on February 24, 2001; accordingly, net sales for this segment represents approximately ten months of activity. AMTEC manufactures precision mechanical, electromechanical and electronic assembly components for the U.S. government and sub-contractors. The Company believes that AMTEC has significant growth potential, which will come from two primary sources, new defense contracts and additional acquisitions that can be rolled up into AMTEC's operations.

         B. OTHER COMMENTS

                  1. Sources and Availability of Materials

            See Footnote J in the Notes to the Consolidated Financial
            Statements.

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

                  3. Effects of Compliance with Environmental and OSHA
            Regulations

            In May 1986, the Company's Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of alleged hazardous waste deposited on the property. During July 1986, the Company entered into an agreement with the EPA and the Wisconsin Department of Natural Resources to conduct a remedial investigation and feasibility study at the site. The remedial investigation was completed in 1992, the feasibility study in 1994, and in May 1996 the final record of decision (ROD) was issued for the site by the EPA. At year end 2001, all remediation projects at the Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.

            In February 1988, the Company entered into an agreement with the Department of the Army (the 1988 agreement), pursuant to which the Army agreed to fund environmental restoration activities related to the site. As a result of the 1988 Agreement, a total of $27,000,000 has been appropriated and spent for environmental matters. Based on factors known as of December 31, 2001, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

            Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

                  4. Number of Employees of the Company

            As of December 31, 2001, the Company had 846 employees.

                  5. Industry Practices Related to Working Capital Requirements

            The major portion of the Company's sales were made with terms of 90 days or shorter.

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

         C. PLANT CLOSINGS

            See Footnote M in the Notes to the Consolidated Financial
            Statements.

         D. 2001 ACQUISITIONS

            See Footnote L in the Notes to the Consolidated Financial
            Statements.

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

         The Company's Eau Claire facility is approximately 560,000 square feet. Presto Absorbent Products, Inc. utilizes 59,000 square feet of this area. Leases for 135,000 square feet of this area have been entered into with outside tenants. The Company's corporate office is also located in Eau Claire.

         The Company also has manufacturing facilities in Jackson, Mississippi, Alamogordo, New Mexico and Janesville, Wisconsin. The Jackson and Alamogordo plants are scheduled to be closed as the Company is planning to outsource all of its housewares/small appliances by year end (see Note M in the Notes to the Consolidated Financial Statements).

         The Jackson plant contains 283,000 square feet, of which 119,600 square feet are used for warehousing.

         The facility at Alamogordo contains 170,700 square feet, of which 24,800 square feet are used for warehousing. An additional 15,500 square feet has been leased for warehousing.

         The Janesville facility contains 23,000 square feet and is leased. During the year, an additional 17,500 square foot building adjacent to the plant was leased for expansion.

         The Company has a 191,900 square foot building at Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,200 square feet has been leased in adjacent buildings for warehousing. During the peak season, an additional 110,000 square feet has been leased.

ITEM 3.  LEGAL PROCEEDINGS

         See Footnote I in the Notes to the Consolidated Financial Statements.

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

                      NAME                        TITLE                    AGE
               ------------------     ------------------------------     -------

               Melvin S. Cohen        Chairman, Emeritus                    84

               Maryjo Cohen           Chair of the Board, President         49
                                         and Chief Executive Officer

               James F. Bartl         Executive Vice President              61
                                         and Secretary

               Richard F. Anderl      Vice President, Engineering           58

               Neil L. Brown          Vice President, Manufacturing         58

               Larry R. Hoepner       Vice President, Purchasing            60

               Donald E. Hoeschen     Vice President, Sales                 54

               Randy F. Lieble        Chief Financial Officer               48
                                         and Treasurer


         Mr. Cohen became Chairman, Emeritus on January 1, 2002. Prior to that date he was Chairman of the Board, a position he was elected to in May 1975. Prior to that date he was President, a position that he again held from November 1986 to May 1989. Mr. Cohen is the father of Maryjo Cohen and has been associated with the registrant since 1944.

         Ms. Cohen became Chair of the Board on January 1, 2002. Prior to that date she had been elected Treasurer in September 1983, to the additional positions of Vice President in May 1986, President in May 1989 and Chief Executive Officer in May 1994. She has been associated with the registrant since 1976. Prior to becoming an officer, she was Associate Resident Counsel and Assistant to the Treasurer. Ms. Cohen is the daughter of Melvin S. Cohen.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

            RECORD OF DIVIDENDS PAID AND MARKET PRICE OF COMMON STOCK

                                   2001                                       2000
                  -------------------------------------    ---------------------------------------
                    Applicable         Market Price          Applicable           Market Price
                  Dividends Paid  ---------------------    Dividends Paid    ---------------------
                    per Share       High          Low        per Share         High           Low
                  ------------    --------     --------    --------------    --------     --------
First Quarter       $   2.00      $  34.30     $  29.60      $   2.10        $  35.81     $  31.00
Second Quarter            --         30.40        26.30            --           35.19        29.56
Third Quarter             --         29.97        25.80            --           31.19        29.63
Fourth Quarter            --         29.10        26.42            --           32.00        29.06
                  -------------------------------------    ---------------------------------------

Full Year           $   2.00      $  34.30     $  25.80      $   2.10        $  35.81     $  29.06

         Common stock of National Presto Industries, Inc., is traded on the New York Stock Exchange under the symbol NPK. As of December 31, 2001, there were 681 stockholders of record. There were 678 stockholders of record as of February 28, 2002, the latest practicable date.


ITEM 6.  SELECTED FINANCIAL DATA

(in thousands except per share data)

For the years ended December 31,      2001          2000         1999         1998         1997
                                      ----          ----         ----         ----         ----
Gross sales                        $ 119,757     $ 119,604    $ 116,405    $ 108,625    $ 111,037

Net earnings                           6,286*       15,158       20,822       19,733       16,982

Net earnings per share                  0.92          2.16         2.84         2.68         2.31

Total assets                         284,900       288,707      299,393      294,762      291,870

Dividends paid per common share
   applicable to current year           2.00          2.10         2.00         2.00         2.00

   * Note: Net earnings for 2001 includes after tax charges relating to plant closings of $4,771,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material or production cost which cannot be recouped in product pricing, and the impact of closing certain U.S. production facilities. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

2001 COMPARED TO 2000

Net sales increased by $153,000 from $119,604,000 to $119,757,000 or .1%. This slight increase was primarily attributable to incremental sales of $6,999,000 associated with the 2001 AMTEC (defense) acquisition, offset by the shipment of fewer units of housewares/small appliances at reduced prices.

Gross profit for 2001 decreased $10,309,000 from $35,680,000 to $25,371,000 or
30% versus 21% as a percentage of net sales. Gross profit contribution by the defense segment was $1,767,000 or 25%. The reduction of gross profit percentage was primarily due to the reduced prices demanded by housewares/small appliance retailers and the inability to pass on the Company's increased manufacturing costs for these goods. It is not anticipated that product pricing will increase
- further decreases are possible. The decision to outsource housewares/small appliances (see Note M) is expected to ultimately decrease manufacturing costs. However, those decreases are not expected to be realized until at least 2003, given the need to continue domestic production at reduced rates (and hence reduced burden absorption) while the new sources tool, manufacture and ship product. Additional inventory may need to be carried to assure that customer requirements are met.

Selling and general expenses decreased $6,252,000 largely due to decreased advertising expenses. This decrease was primarily due to reduced television advertisement of the Presto Pizzazz(TM) pizza oven which was introduced in 2000. As a percentage of net sales, selling and general expenses decreased from 22% to 17%. Selling and general expense for defense was $520,000.

The fiscal 2001 fourth quarter includes a $7,653,000 charge related to closing the Company's manufacturing operations in Jackson, Mississippi and Alamogordo, New Mexico, and transferring all production of PRESTO brand housewares/small appliances to manufacturers in the Pacific Rim.

Other income, principally interest, decreased $2,363,000 from $10,328,000 to $7,965,000. The average daily investment decreased from $209,736,000 to $197,719,000 primarily as a result of business acquisitions and the purchase of treasury stock.

Earnings before provision for income taxes decreased $13,193,000 from $19,328,000 to $6,135,000. The provision for income taxes decreased from $4,170,000 to a benefit of $151,000, which resulted in an effective income tax rate decrease from 22% to a tax benefit of 3%, as a result of decreased earnings subject to tax. Net earnings decreased $8,872,000 from $15,158,000 to $6,286,000, or 59%.


2000 COMPARED TO 1999

Net sales increased by $3,199,000 from $116,405,000 to $119,604,000 or 3%. The increase was due primarily to the sale of new products offset in part by decreased unit volume.

Gross profit for 2000 decreased $1,151,000 from $36,831,000 to $35,680,000 or
30% versus 32% as a percentage of net sales. The reduction of gross profit percentage was largely caused by less favorable manufacturing efficiencies at the Company's manufacturing facilities.

Selling and general expenses increased $9,613,000 largely due to increased advertising expenses related to the introduction of the Pizzaz(R) pizza oven. As a percentage of net sales, selling and general expenses increased from 15% to 22%.

Earnings before provision for income taxes decreased $9,849,000 from $29,177,000 to $19,328,000. The provision for income taxes decreased from $8,355,000 to $4,170,000, which resulted in an effective income tax rate decrease from 29% to 22%, as a result of decreased earnings subject to tax. Net earnings decreased $5,664,000 from $20,822,000 to $15,158,000, or 27%.


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $12,803,000 to $207,856,000 at December 31, 2001. The Company's current ratio was 5.3 to 1.0 at fiscal 2001 year-end, compared to
6.1 to 1.0 at the end of fiscal 2000. The decrease is primarily due to business acquisitions (see Note L), the repurchase of treasury stock, and the payment of dividends in excess of current year earnings. In 2000, the Company introduced its Presto Pizzazz(R) pizza oven. The Company experienced disappointing sales of this product in 2000 which accounted for lower than normal accounts receivable and higher than normal finished goods inventory. During 2001, sales of the oven occurred primarily in the fourth quarter at reduced prices in selected test markets supported by new television commercials. Given the success of this program, the Company plans to expand it in 2002. Although advertising expenditures will increase in 2002 to support the pizza oven program, overall the program is not expected to have a material impact on the Company's consolidated financial statements.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions or capital investments in these segments if the appropriate return on investment for the associated risk is projected.

In connection with the plant closing discussed above, the Company expects to make further investments in tooling and incur other costs to initiate the outsourced manufacturing of products for the housewares/small appliance segment during 2002.

The Company has substantial liquidity in the form of cash and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. Further, it has the ability to fund losses, should they occur, in connection with the transition to outsourced foreign manufacturing of products for the housewares/small appliance segment. As of December 31, 2001 there were no material capital commitments outstanding.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and investments is affected by changes in interest rates in the United States. The Company's investments are held primarily in municipal bonds, a majority of which earn a fixed rate of interest, while the remaining bonds earn a variable interest rate. The Company uses sensitivity analysis to determine its exposure to changes in interest rates. Through December 31, 2001, changes in these rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         A. The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Certified Public Accountants are contained on pages F-1 through F-15 of this report.

         B. Quarterly financial data is contained in Note P in Notes to Consolidated Financial Statements.


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

            See Note following Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

            See Note following Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            See Note following.

NOTE: Within 120 days after the close of the registrant's fiscal year ended December 31, 2001, the registrant intends to file a definitive proxy statement pursuant to regulation 14A. Pursuant to the Rules and Regulations of the Securities Exchange Act of 1934, the information required for Items 10, 11, 12 and 13 has been omitted and is incorporated herein by reference from the Proxy.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The following consolidated financial statements of National Presto Industries, Inc., and its subsidiaries and the related Report of Independent Certified Public Accountants are included in this report:

                                                                    Form 10-K
                                                                  Page Reference
                                                                  --------------

            1. Consolidated Balance Sheets - December 31, 2001
                 and 2000                                            F-1 & F-2

            2. Consolidated Statements of Earnings -
                 Years ended December 31, 2001, 2000 and 1999           F-3

            3. Consolidated Statements of Cash Flows -
                 Years ended December 31, 2001, 2000 and 1999           F-4

            4. Consolidated Statements of Stockholders' Equity -
                 Years ended December 31, 2001, 2000 and 1999           F-5

            5. Notes to Consolidated Financial Statements          F-6 thru F-14

            6. Report of Independent Certified Public Accountants       F-15


         B. The following Schedules and Exhibits are included in this report:

               Schedule II - Valuation and Qualifying Accounts          F-16

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

               Exhibit 11    - Statement Re Computaton of Per Share
                               Earnings                                 F-17

               Exhibit 21    - Parent and Subsidiaries                  F-18

               Exhibit 23.1  - Consent of Grant Thornton LLP            F-19



            All other Schedules and Exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.


         C. Reports on Form 8-K:

            On November 30, 2001 a Form 8-K was filed for Item 9 - Regulation FD Disclosure.

                                    SIGNATURE


Pursuant to the Requirements of Section 13 or 14(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
                                  (registrant)



                                         By:     /S/ Randy F. Lieble
                                         -------------------------------------
                                            Randy F. Lieble
                                            Chief Financial Officer
                                            and Treasurer
                                            (Principal Accounting Officer)



     By:     /S/ Richard N. Cardozo      By:     /S/ Melvin S. Cohen
     --------------------------------    -------------------------------------
        Richard N. Cardozo                  Melvin S. Cohen
        Director                            Director



     By:     /S/ Patrick J. Quinn        By:     /S/ James F. Bartl
     --------------------------------    -------------------------------------
        Patrick J. Quinn                    James F. Bartl
        Director                            Executive Vice President,
                                            Secretary and Director



     By:     /S/ Michael J. O'Meara      By:     /S/ Maryjo Cohen
     --------------------------------    -------------------------------------
        Michael J. O'Meara                  Maryjo Cohen
        Director                            Chair of the Board, President,
                                            Chief Executive Officer and Director



Date: March 22, 2002
---------------------

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

                                                                          DECEMBER 31, 2001                 DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS

         CURRENT ASSETS:

                     Cash and cash equivalents                                     $ 83,877                          $ 75,246

                     Marketable securities                                          106,992                           147,583

                     Accounts receivable                             $ 31,674                           $ 10,473

                        Less allowance for doubtful accounts              480        31,194                  450       10,023
                                                                   -----------                        -----------

                     Inventories:

                        Finished goods                                 19,505                             21,056

                        Work in process                                 5,349                              2,416

                        Raw materials                                   8,262                              6,968

                        Supplies                                          881        33,997                  867       31,307
                                                                   -----------                        -----------

                     Prepaid expenses                                                    93                                47
                                                                                 -----------                       -----------

                        Total current assets                                        256,153                           264,206

         PROPERTY, PLANT AND EQUIPMENT:

                     Land and land improvements                           212                                212

                     Buildings                                          8,369                              8,052

                     Machinery and equipment                           10,747                             18,014
                                                                   -----------                        -----------

                                                                       19,328                             26,278

                        Less allowance for depreciation                 7,483        11,845               12,984       13,294
                                                                   -----------                        -----------

         OTHER ASSETS                                                                16,902                            11,207
                                                                                 -----------                       -----------

                                                                                   $284,900                          $288,707
                                                                                 ===========                       ===========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                          DECEMBER 31, 2001                 DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
         CURRENT LIABILITIES:

                     Accounts payable                                              $ 18,194                          $ 16,014

                     Federal and state income taxes                                   3,055                             3,108

                     Accrued liabilities                                             27,048                            24,425
                                                                                 -----------                       -----------

                        Total current liabilities                                    48,297                            43,547

         COMMITMENTS AND CONTINGENCIES                                                   --                                --


STOCKHOLDERS' EQUITY

         Common stock, $1 par value:
                     Authorized: 12,000,000 shares
                     Issued: 7,440,518 shares                        $  7,441                           $  7,441

         Paid-in capital                                                1,011                              1,027

         Retained earnings                                            246,913                            254,381
                                                                   -----------                        -----------

                                                                      255,365                            262,849

         Treasury stock, at cost, 603,654 shares
                     in 2001 and 562,798 shares in 2000                18,762                             17,689
                                                                   -----------                        -----------

                        Total stockholders' equity                                  236,603                           245,160
                                                                                 -----------                       -----------

                                                                                   $284,900                          $288,707
                                                                                 ===========                       ===========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)

                   For the years ended December 31,             2001            2000           1999
-------------------------------------------------------------------------------------------------------
Net sales                                                    $  119,757      $  119,604     $  116,405

Cost of sales                                                    94,386          83,924         79,574
                                                            -------------------------------------------

Gross profit                                                     25,371          35,680         36,831

Selling and general expenses                                     20,428          26,680         17,067

Plant closing costs                                               6,773              --             --
                                                            -------------------------------------------

Operating profit (loss)                                          (1,830)          9,000         19,764

Other income, principally interest                                7,965          10,328          9,413
                                                            -------------------------------------------

              Earnings before provision for income taxes          6,135          19,328         29,177

Provision (benefit) for income taxes                               (151)          4,170          8,355

                                                            -------------------------------------------
              Net earnings                                   $    6,286      $   15,158     $   20,822
                                                            ===========================================

Weighted average shares outstanding:
              Basic                                               6,856           7,014          7,343
                                                            ===========================================
              Diluted                                             6,857           7,015          7,344
                                                            ===========================================

Net earnings per share:
              Basic                                          $     0.92      $     2.16     $     2.84
                                                            ===========================================
              Diluted                                        $     0.92      $     2.16     $     2.84
                                                            ===========================================


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                   For the years ended December 31,                               2001            2000            1999
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings                                                     $    6,286      $   15,158      $   20,822
              Adjustments to reconcile net earnings to net cash
              provided by (used in) operating activities:
                 Provision for depreciation                                         3,436           2,786           2,296
                 Deferred income taxes                                             (2,343)            198             202
                 Plant closing and asset impairment charges                         7,653              --              --
                 Other                                                                212             209             187
                 Changes in:
                    Accounts receivable                                           (18,887)          9,993          (4,176)
                    Inventories                                                       605         (13,980)         (1,354)
                    Prepaid expenses                                                   67              25             185
                    Accounts payable and accrued liabilities                       (2,619)          2,442           3,856
                    Federal and state income taxes                                    (53)         (2,956)           (152)
                                                                              --------------------------------------------
                       Net cash provided by (used in) operating activities         (5,643)         13,875          21,866
                                                                              --------------------------------------------

Cash flows from investing activities:
              Marketable securities purchased                                     (63,553)        (55,125)        (92,665)
              Marketable securities - maturities and sales                        104,144          57,997          68,876
              Acquisition of property, plant and equipment                         (2,038)         (3,843)         (4,151)
              Acquisition of businesses                                            (3,593)             --              --
              Other                                                                  (388)           (194)           (334)
                                                                              --------------------------------------------
                       Net cash provided by (used in) investing activities         34,572          (1,165)        (28,274)
                                                                              --------------------------------------------

Cash flows from financing activities:
              Dividends paid                                                      (13,754)        (14,995)        (14,719)
              Payment of debt acquired in acquisition                              (5,243)             --              --
              Purchase of treasury stock                                           (1,301)        (10,544)         (5,363)
                                                                              --------------------------------------------
                       Net cash used in financing activities                      (20,298)        (25,539)        (20,082)
                                                                              --------------------------------------------

Net increase (decrease) in cash and cash equivalents                                8,631         (12,829)        (26,490)
Cash and cash equivalents at beginning of year                                     75,246          88,075         114,565
                                                                              --------------------------------------------
Cash and cash equivalents at end of year                                       $   83,877      $   75,246      $   88,075
                                                                              ============================================

Supplemental disclosures of cash flow information:
              Cash paid during the year for:
                 Income taxes                                                  $    2,423      $    6,930      $    8,305
                                                                              ============================================


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except share and per share data)

           For the years ended December 31, 2001, 2000, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                   Common        Paid-in        Retained        Treasury
                                                   Stock         Capital        Earnings          Stock           Total
                                                   -----         -------        --------          -----           -----
Balance January 1, 1999                         $    7,441     $      990      $  248,115      $   (2,141)     $  254,405

Net earnings                                            --             --          20,822              --      $   20,822

Dividends paid, $2.00 per share                         --             --         (14,719)             --      $  (14,719)

Purchase of treasury stock - 155,000 shares             --             --              --          (5,363)     $   (5,363)

Other                                                   --             43              --             144      $      187
                                               ---------------------------------------------------------------------------

Balance December 31, 1999                            7,441          1,033         254,218          (7,360)        255,332

Net earnings                                            --             --          15,158              --          15,158

Dividends paid, $2.10 per share                         --             --         (14,995)             --         (14,995)

Purchase of treasury stock - 338,600 shares             --             --              --         (10,544)        (10,544)

Other                                                   --             (6)             --             215             209

                                               ---------------------------------------------------------------------------
Balance December 31, 2000                            7,441          1,027         254,381         (17,689)        245,160

Net earnings                                            --             --           6,286              --           6,286

Dividends paid, $2.00 per share                         --             --         (13,754)             --         (13,754)

Purchase of treasury stock - 48,200 shares              --             --              --          (1,301)         (1,301)

Other                                                   --            (16)             --             228             212

                                               ---------------------------------------------------------------------------
Balance December 31, 2001                       $    7,441     $    1,011      $  246,913      $  (18,762)     $  236,603
                                               ===========================================================================

NATIONAL PRESTO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     (1) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: In preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

     (2) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of National Presto Industries, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions are eliminated.

     (3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: The Company considers all highly liquid marketable securities with an original maturity of one week or less to be cash equivalents. Cash equivalent securities totaled $83,632,000 and $75,853,000 at December 31, 2001 and 2000. The Company's cash equivalents and marketable securities are diversely invested, principally in A-rated or higher tax exempt bonds issued by governmental entities throughout the United States.

          The Company has classified all cash equivalents and marketable securities as available for sale which requires the securities to be reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 2001 and 2000, cost approximated market value for all securities using the specific identification method. The contractual maturities of the marketable securities held at December 31, 2001 were $53,942,000 in 2002, $18,031,000 in 2003, $7,762,000 in 2004, $25,866,000 beyond 2004 and $1,391,000 with indeterminate maturities.

     (4) INVENTORIES: Inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out
          (LIFO) method.

     (5) PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Depreciation is provided in amounts sufficient to relate the costs of depreciable assets to operations over their service lives which are estimated at fifteen to forty years for buildings and three to seven years for machinery and equipment.

     (6) REVENUE RECOGNITION: The Company recognizes revenue when product is shipped. The Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment for housewares/small appliance sales. Early payment discounts are deducted in arriving at net sales.

     (7) ADVERTISING: The Company's policy is to expense advertising as incurred for the year. Advertising expense was $9,605,000, $15,195,000 and $6,876,000 in 2001, 2000 and 1999.

     (8) STOCK OPTIONS: The intrinsic value method is used for valuing stock options issued.

     (9) RECLASSIFICATIONS: Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the 2001 financial statement presentation. These reclassifications did not effect net earnings or stockholders' equity as previously reported.

B.   INVENTORIES:
     The amount of inventories valued on the LIFO basis was $27,759,000 and $30,440,000 as of December 31, 2001 and 2000. Under LIFO, inventories are valued at approximately $10,979,000 and $11,244,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2001 and 2000. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues.

     The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

                                     Increase (Decrease)
                                     -------------------
                             Cost of          Net          Earnings
                 Year         Sales         Earnings       Per Share
                 ----         -----         --------       ---------
                 2001       $ 266,000      $ (164,920)      $ (0.02)
                 2000        (368,000)       228,000           0.03
                 1999        (286,000)        177,000          0.02

     This information is provided for comparison with companies using the FIFO basis. Inventory for defense and absorbent products are valued under the first-in-first-out method and total $5,481,000 at December 31, 2001. This total is comprised of $1,030,000 of finished goods, $3,443,000 of work in process, and $1,008,000 of raw material and supplies.

C.   ACCRUED LIABILITIES:
     At December 31, 2001 accrued liabilities consisted of payroll $3,143,000, insurance $17,230,000, environmental $2,915,000, plant closing costs $1,399,000, employee termination $637,000 and other $1,724,000. At December 31, 2000 accrued liabilities consisted of payroll $2,767,000, insurance $15,923,000, environmental $3,320,000 and other $2,415,000.

D.   TREASURY STOCK:
     As of December 31, 2001, the Company has authority from the Board of Directors to reacquire an additional 521,000 shares. During 2001 and 2000, 48,200 and 338,600 shares were reacquired. Treasury shares have been used for the exercise of stock options and to fund the Company's 401(k) contributions.

E.   NET EARNINGS PER SHARE:
     Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 7,500; 8,750; and 10,000 shares of common stock with a weighted average exercise price of $39.39, $39.41 and $39.43 were outstanding at December 31, 2001, 2000 and 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

F.   STOCK OPTION PLAN:
     The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for key employees. Stock options for 7,500 shares at a weighted average price of $39.39 per share were outstanding at December 31, 2001. Stock options for 8,750 shares at a weighted average price of $39.41 per share were outstanding at December 31, 2000. There were 1,250 shares exercisable at $39.39 at December 31, 2001 and 1,250 shares exercisable at $39.41 at December 31, 2000. The pro forma effect of accounting for stock options using the fair value method is not material.

G.   RETIREMENT PLANS:
     PENSION PLANS:
     The Company has pension plans which cover the majority of employees. Pension benefits are based on an employee's years of service and compensation near the end of those years of service. The Company's funding policy has been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members. Plan assets consist primarily (74%) of interest bearing securities with the balance in corporate stocks, principally National Presto Industries, Inc. common stock.

                                                                       (In Thousands)
                                                                      Pension benefits
                                                            ------------------------------------
                                                               2001         2000         1999
                                                               ----         ----         ----
                   Net periodic benefit cost                 $    736     $    529     $    713
                                                            ====================================

                   Fair value of plan assets                 $ 10,132     $  8,656
                   Benefit obligation                          10,755        9,683
                                                            -----------------------
                   Funded status                                 (623)      (1,027)
                   Unrecognized actuarial loss                  3,829        2,941
                   Unrecognized prior service cost                743        1,039
                   Unrecognized net transition obligation         (83)        (187)
                                                            -----------------------
                   Prepaid benefit                           $  3,866     $  2,766
                                                            =======================

         WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
              Discount rate                                      7.25%        7.50%
              Expected return on plan assets                     8.00%        8.00%
              Rate of compensation increase                      5.00%        5.00%

     401(k) PLAN:
     The Company sponsors a 401(k) retirement plan that covers substantially all employees. At its discretion, the Company will match up to 50% of the first 4% contributed by employees to the plan. The matching contribution can be made with either cash or common stock. Contributions made from the treasury stock, including the Company's cash dividends, totaled $212,000 in 2001, $209,000 in 2000, and $187,000 in 1999.

                                                                             F-9
H.   INCOME TAXES:
     The following table summarizes the provision for income taxes:

                                                         (In thousands)
                                                --------------------------------
                                                   2001        2000       1999
                                                   ----        ----       ----
             Current:
                  Federal                        $ 1,790     $ 3,345    $ 6,817
                  State                              402         627      1,336
                                                --------------------------------
                                                   2,192       3,972      8,153
                                                --------------------------------
             Deferred:
                  Federal                         (2,013)        170        169
                  State                             (330)         28         33
                                                --------------------------------
                                                  (2,343)        198        202
                                                --------------------------------
             Total tax provision (benefit)       $  (151)    $ 4,170    $ 8,355
                                                ================================

     The effective rate of the provision (benefit) for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

                                                    Percent of Pre-tax Income
                                                --------------------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
             Statutory rate                       35.0%       35.0%       35.0%
             State tax                             0.8%        2.2%        3.0%
             Tax exempt interest and dividends   -37.3%      -14.9%       -9.2%
             Other                                -1.0%       -0.7%       -0.2%
                                                --------------------------------
             Effective rate                       -2.5%       21.6%       28.6%
                                                ================================

     Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in a net deferred tax asset are as follows at December 31:

                                                    (In thousands)
                                                ---------------------
                                                  2001         2000
                                                  ----         ----
             Insurance                           $ 6,616     $ 6,114
             Environmental                         1,119       1,275
             Pension                              (1,521)     (1,368)
             Plant Closing                         2,939          --
             Other                                   734       1,474
                                                ---------------------
                                                 $ 9,887     $ 7,495
                                                =====================

I.   COMMITMENTS AND CONTINGENCIES
     The Company has been investigated by the SEC regarding its status under the Investment Company Act of 1940. The matter is currently pending before the SEC's Commissioners for final determination. In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of these matters will not have a material affect on the Company's consolidated financial position.

J.   CONCENTRATIONS:
     For the year ended December 31, 2001, two customers accounted for 37% and 11% of net sales. Two customers accounted for 41% and 11% of net sales for the year ended December 31, 2000. Two customers accounted for 45% and 12% of net sales for the year ended December 31, 1999. The preceding concentrations related to housewares/small appliance sales.

     As discussed in Note M, the Company has decided to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from overseas sources. This decision could have an adverse effect on production of the balance of the products scheduled to be produced in the U.S. due to possible difficulties with continuity of the workforce and material supplies. Similarly, deliveries from overseas sources could be disrupted by labor or supply problems at the vendors, or transportation delays. As a consequence, products may not be available in sufficient quantities during the prime selling period. The company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective.

K.   RISKS AND UNCERTAINTIES:
     ENVIRONMENTAL:
     As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. Based on factors known as of December 31, 2001, it is believed that the Company's existing environmental accrued liability reserve, will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible that the existing accrual could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

L.   BUSINESS ACQUISITIONS:
     On February 24, 2001 the Company acquired the outstanding stock of AMTEC Corporation, a supplier to the defense industry, for cash. The acquisition was accounted for as a purchase with all assets and liabilities recorded at fair market value. At the date of the acquisition, total assets were approximately $8,500,000. An additional $650,000 of purchase consideration is contingently payable to the previous shareholders of AMTEC based on meeting certain "Earn-Out Amounts" during each of the two (2) remaining Earn-Out Measurement Periods as defined in the Purchase Agreement.

     On November 19, 2001 the Company purchased two state-of-the-art high speed diaper machines and assumed other liabilities in the acquisition of the existing customer base of RMED International, Inc. The acquisition was accounted for as a purchase with no goodwill recognized. At the date of the acquisition, total assets were approximately $7,300,000.

M.   PLANT CLOSING:
     Throughout 2001, the Company continued to experience pricing pressure and was unable to achieve adequate selling margins. Consequently, the Company determined it would need to lower its product costs in order to remain competitive. In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from overseas sources. The Company will close its manufacturing facilities in Alamogordo, New Mexico and Jackson, Mississippi during the third and fourth quarters of 2002 as the newly sourced products are initially received. Accordingly, the Company does not expect to see any significant gross margin improvement until at least fiscal 2003. See Note J.

     During the fourth quarter of 2001, the Company completed the development of its exit plan to outsource the U.S. manufacturing of its housewares/small appliances. In connection with the exit plan the Company recorded total charges in the fourth quarter in the amount of $7,653,000 or $.70 per share, net of tax. The charge includes $5,617,000 for impairment of principally machinery and equipment, $880,000 for the write down of inventory recorded in cost of sales, $637,000 for involuntary employee termination benefits and other exit costs of $519,000. In the first quarter of 2002, the Company expects to record an additional charge of approximately $4,000,000 related primarily to involuntary termination benefits. There may be additional charges later in the year. The outsourcing of product may also have an impact on the Company's method of accounting for inventory. A study of the possible impact is ongoing.

N.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

     SFAS 141 requires all business combinations to be accounted for under the purchase method and certain intangible assets acquired in business combinations to be recorded separately from goodwill if certain requirements are met. The Company does not expect SFAS 141 to effect the Company's consolidated financial statements.

     SFAS 142 becomes effective for the Company beginning in January 2002, after which goodwill will no longer be amortized and will be tested for impairment annually or whenever an impairment indicator arises. The statement also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not expect this statement to have a significant impact on its consolidated financial statements, other than the cessation of goodwill amortization. The amount of goodwill amortization for the year ended December 31, 2001 was $210,000, based on an estimated 15 year life. There was no goodwill amortization in 2000 or 1999.

     In September 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 combines the two accounting models for disposals of long-lived assets from SFAS 121 and APB 30. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company recorded an impairment of certain long-lived assets associated with its plant closings discussed in Note M, under the provision of SFAS 121. The Company has reviewed the provisions of SFAS 144 and does not believe the adoption of this standard on January 1, 2002 will have a material impact on the Company's consolidated financial statements.

     The Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Reseller on the Vendor's Products". This Consensus provides guidance on the recognition and accounting for vendor consideration such as buydowns, and cooperative advertising. The Company does engage in cooperative advertising programs and accounts for its cooperative advertising as two separate transactions (revenue and advertising expense) as the Company receives an identifiable benefit in return for the consideration, and the Company can reasonably estimate the fair value of the benefit received. As a result, EITF 00-25 which is being adopted by the Company on January 1, 2002 is not anticipated to have a material affect on its consolidated financial statements.

O.   BUSINESS SEGMENTS:
     Historically the Company has operated in one business segment, housewares/small appliances. As described in Note L, the Company completed two acquisitions during 2001 with one acquisition achieving the level of a reportable segment. The Company identifies its segments based on the Company's organization structure, which is primarily by principal products. The principal product groups are housewares/small appliances and defense.

     Housewares/small appliances is the Company's main product line which has historically manufactured and distributed small electrical appliances and housewares. These products are sold directly to retail outlets throughout the United States and also through independent distributors. Many of the products have been manufactured in Alamogordo, New Mexico and Jackson, Mississippi while other products are imported from nonaffiliated companies in the Pacific Rim countries. As more fully described in Note M, the Company intends to exit U.S. manufacturing and source all housewares/small appliance products from foreign sources.

     The defense segment was acquired in February 2001 and manufactures precision mechanical, electromechanical and electronic assembly components for the U.S. government and sub-contractors. The defense segment manufacturing plant is located in Janesville, Wisconsin.

     The absorbent product line was acquired on November 19, 2001. This segment manufactures diapers at the Company's facilities in Eau Claire, Wisconsin. The products are sold to retail outlets and distributors. This segment operated for approximately one month and its minor operating activity and assets were included with the housewares/small appliance segment in 2001.

     In the following summary, operating profit represents earnings before other income, principally interest income and income taxes.

     The Company's segments operate discretely from each other with no shared manufacturing facilities. Costs associated with corporate activities (such as cash and marketable securities management) are included within housewares/small appliances for all periods presented.

                                                         (IN THOUSANDS)
                                          --------------------------------------------
                                          HOUSEWARES/
                                             SMALL           DEFENSE
                                           APPLIANCES        PRODUCTS          TOTAL
                                           ----------        --------          -----
     YEAR ENDED DECEMBER 31, 2001
     External net sales                     $ 112,758        $  6,999 (2)    $ 119,757
     Operating profit (loss)                   (3,077)(1)       1,247           (1,830)
     Total assets                             274,713          10,187          284,900
     Depreciation and amortization              3,156             280            3,436
     Capital expenditures                       1,968              70            2,038

     YEAR ENDED DECEMBER 31, 2000
     External net sales                     $ 119,604        $     --       $ 119,604
     Operating profit                           9,000              --           9,000
     Total assets                             288,707              --         288,707
     Depreciation and amortization              2,786              --           2,786
     Capital expenditures                       3,843              --           3,843

     YEAR ENDED DECEMBER 31, 1999
     External net sales                     $ 116,405        $     --       $ 116,405
     Operating profit                          19,764              --          19,764
     Total assets                             299,393              --         299,393
     Depreciation and amortization              2,296              --           2,296
     Capital expenditures                       4,151              --           4,151

     (1) The operating loss in housewares/small appliances is after recording a charge for plant closing costs of $7,653,000 which is more fully described in Note M.

     (2) The defense product segment was acquired on February 24, 2001. Accordingly, external net sales represents approximately ten months of activity.

P.   INTERIM FINANCIAL INFORMATION (UNAUDITED):
     The following represents unaudited financial information for 2001 and 2000:

                                       (In thousands)
                                       --------------
                              Net           Gross          Net        Earnings
            Quarter          Sales          Profit       Earnings     Per Share
                             -----          ------       --------     ---------
         2001
            First          $  20,010      $   2,866     $   1,250     $   0.18
            Second            17,594          3,162         1,379         0.20
            Third             27,081          6,339         2,137         0.31
            Fourth (1)        55,072         13,004         1,520         0.23
                          -----------------------------------------------------
               Total       $ 119,757      $  25,371     $   6,286     $   0.92
                          =====================================================
         2000
            First          $  18,855      $   4,687     $   3,018     $   0.42
            Second            20,734          5,658         2,848         0.40
            Third             31,241         10,041         3,600         0.52
            Fourth            48,774         15,294         5,692         0.82
                          -----------------------------------------------------
               Total       $ 119,604      $  35,680     $  15,158     $   2.16
                          =====================================================

         (1) Includes the effect of the plant closing charge, see Note M.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
National Presto Industries, Inc.

              We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

              We have also audited Schedule II for each of the three years in the period ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, represents fairly, in all material respects, the information therein.


/S/ Grant Thornton LLP
Minneapolis, Minnesota
February 15, 2002

                NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2001, 2000 and 1999


                                                                   (In thousands)
                                                                   --------------
                 Column A                    Column B         Column C         Column D        Column E
                 --------                    --------         --------         --------        --------
                                            Balance at                                        Balance at
                                            Beginning                                            End
               Description                  of Period      Additions (A)    Deductions (B)    of Period
               -----------                  ---------      -------------    --------------    ---------
Deducted from assets:
   Allowance for doubtful accounts:

      Year ended December 31, 2001          $     450        $     226        $     196       $     480
                                           =============================================================

      Year ended December 31, 2000          $     450        $     (41)       $     (41)      $     450
                                           =============================================================

      Year ended December 31, 1999          $     450        $    (283)       $    (283)      $     450
                                           =============================================================




Notes:
     (A)  Amounts charged (credited) to selling and general expenses

     (B)  Principally bad debts written off, net of recoveries