Form 10-Q
period 2002-03-31
NATIONAL PRESTO INDUSTRIES INC
filed 2002-05-15
CIK 80172

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


There were 6,840,103 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(Unaudited)
(Dollars in thousands)

                                                           2002                         2001
==============================================================================================
ASSETS
   CURRENT ASSETS:
       Cash and cash equivalents                         $103,803                     $ 83,877

       Marketable securities                               91,988                      106,992

       Accounts receivable, net                            13,377                       31,194

       Inventories:
          Finished goods                     $ 19,729                     $ 19,505

          Work in process                       5,602                        5,349

          Raw materials                         6,859                        8,262

          Supplies                                403      32,593              881      33,997
                                             --------                     --------

       Prepaid expenses                                       366                           93
                                                         --------                     --------

          Total current assets                            242,127                      256,153

PROPERTY,  PLANT AND EQUIPMENT                 19,932                       19,328

       Less allowance for depreciation          7,915      12,017            7,483      11,845
                                             --------                     --------

OTHER ASSETS                                               16,902                       16,902

                                                         --------                     --------
                                                         $271,046                     $284,900
                                                         ========                     ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(Unaudited)
(Dollars in thousands)

                                                           2002                         2001
==============================================================================================
LIABILITIES
   CURRENT LIABILITIES:
       Accounts payable                                 $  13,084                     $ 18,194

       Federal and state income taxes                           -                        3,055

       Accrued liabilities                                 29,916                       27,048

                                                        ---------                    ---------
          Total current liabilities                        43,000                       48,297

COMMITMENTS AND CONTINGENCIES                                   -                            -


STOCKHOLDERS' EQUITY

       Common stock, $1 par value:
          Authorized: 12,000,000 shares
          Issued: 7,440,518 shares          $   7,441                  $   7,441

       Paid-in capital                          1,002                      1,011

       Retained earnings                      238,263                    246,913
                                            ---------                  ---------

                                              246,706                    255,365

       Treasury stock, at cost                 18,660                     18,762

                                            ---------                  ---------
             Total stockholders' equity                   228,046                      236,603

                                                        ---------                    ---------
                                                        $ 271,046                    $ 284,900
                                                        =========                    =========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months ended March 31, 2002 and April 1, 2001
(Unaudited)
(In thousands except per share data)

                                                         THREE MONTHS ENDED
                                                       ---------------------
                                                          2002         2001
================================================================================
Net sales                                              $ 22,760     $ 20,010

Cost of sales                                            19,609       17,144

                                                       --------     --------
      Gross profit                                        3,151        2,866

Selling and general expenses                              5,129        4,544

Plant closing costs                                       3,953           --

                                                       --------     --------
      Operating loss                                     (5,931)      (1,678)

Other income, principally interest                        1,400        2,518

                                                       --------     --------
  Earnings (loss) before provision for income taxes      (4,531)         840

Income tax benefit                                       (2,171)        (410)

                                                       --------     --------
    Net earnings (loss)                                $ (2,360)    $  1,250
                                                       ========     ========

Weighted average shares outstanding:
              Basic                                       6,837        6,878
                                                       ========     ========
              Diluted                                     6,837        6,879
                                                       ========     ========

Net earnings (loss) per share:
              Basic                                    $  (0.35)    $   0.18
                                                       ========     ========
              Diluted                                  $  (0.35)    $   0.18
                                                       ========     ========

Cash dividends declared and paid per common share      $   0.92     $   2.00
                                                       ========     ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2002 and April 1, 2001
(Unaudited)
(Dollars in thousands)

                                                                           2002          2001
===============================================================================================
Cash flows from operating activities:
     Net earnings (loss)                                                $  (2,360)    $   1,250
     Adjustments to reconcile net earnings (loss) to net
        cash provided by (used in) operating activities:
        Provision for depreciation                                            432         1,276
        Plant closing charges                                               3,953            --
        Other                                                                  93            63
        Changes in (net of acquisition):
           Accounts receivable                                             17,817         5,800
           Inventories                                                      1,404          (215)
           Prepaid expenses                                                  (273)         (101)
           Accounts payable and accrued liabilities                        (6,195)       (9,607)
           Federal and state income taxes                                  (3,055)       (1,232)
                                                                        ---------     ---------
                 Net cash provided by (used in) operating activities       11,816        (2,766)
                                                                        ---------     ---------

Cash flows from investing activities (net of acquisition):
        Marketable securities purchased                                    (6,463)       (5,073)
        Marketable securities - maturities and sales                       21,467        11,843
        Acquisition of property, plant and equipment                         (604)       (1,126)
        Acquisition of business                                                --        (4,750)
        Other                                                                  --           250
                                                                        ---------     ---------
                    Net cash provided by investing activities              14,400         1,144
                                                                        ---------     ---------

Cash flows from financing activities:
        Dividends paid                                                     (6,290)      (13,755)
        Other                                                                  --            59
                                                                        ---------     ---------
                    Net cash used in financing activities                  (6,290)      (13,696)
                                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents                       19,926       (15,318)
Cash and cash equivalents at beginning of period                           83,877        80,895
                                                                        ---------     ---------
Cash and cash equivalents at end of period                              $ 103,803        65,577
                                                                        =========     =========

The accompanying notes are an integral part of the financial statements.

               NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - EARNINGS PER SHARE

The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.


NOTE B - BUSINESS SEGMENTS

In the following summary, operating profit (loss) represents earnings (loss) before other income, principally interest income and income taxes.

The Company's segments operate discretely from each other with no shared manufacturing facilities. Costs associated with corporate activities (such as cash and marketable securities management) are included within housewares/small appliances for all periods presented.

                                                          (IN THOUSANDS)
                                   ------------------------------------------------------------
                                   HOUSEWARES/
                                      SMALL          DEFENSE          ABSORBENT
                                   APPLIANCES       PRODUCTS         PRODUCTS ***       TOTAL
                                   ----------       --------         ------------       -----
QUARTER ENDED MARCH 31, 2002
External net sales                 $  19,298        $   2,147        $   1,315       $  22,760
Operating profit (loss)               (6,111)*            344             (164)         (5,931)
Total assets                         253,414            9,855            7,777         271,046
Depreciation and amortization            213               23              196             432
Capital expenditures                     451              134               19             604

QUARTER ENDED APRIL 1, 2001
External net sales                 $  19,495        $     515**      $      --       $  20,010
Operating profit (loss)               (1,681)               3               --          (1,678)
Total assets                         260,801            8,278               --         269,079
Depreciation and amortization          1,269                7               --           1,276
Capital expenditures                   1,125                1               --           1,126

        * The operating loss of the Housewares/small appliance division is after recording a charge for plant closing costs of $3,953,000 more fully described in Note C.

        ** The Defense Products division was acquired on February 24, 2001. Accordingly, operations for the quarter ended April 1, 2001 represents the operations after acquisition.

        *** The Absorbent Products division was acquired on November 19, 2001.
            Accordingly, there were no operations for the quarter ended April 1, 2001.

NOTE C - PLANT CLOSING

In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from overseas sources. The Company will close its manufacturing facilities in Alamogordo, New Mexico and Jackson, Mississippi during the third and fourth quarters of 2002. This decision could have an adverse effect on production of the balance of the products scheduled to be produced in the U.S. due to possible difficulties with continuity of the workforce and material supplies. Similarly, deliveries from overseas sources could be disrupted by labor or supply problems at the vendors, or transportation delays. As a consequence, products may not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective.

The principal activity during the first quarter was the accrual of $3,953,000 of additional employee termination benefits following the communication of these benefits to the production workforce of the manufacturing facilities that will be closed. As of quarter end, the balance in the accrual consisted of $4,590,000 of employee termination benefits and $1,399,000 of plant closing costs. There may be additional charges later in the year. The outsourcing of product may also have an impact on the Company's method of accounting for inventory. A study of the possible impact is ongoing.


NOTE D - COMMITMENTS AND CONTINGENCIES

The Company is the subject of an SEC Investment Company Act of 1940 investigation. Currently, it is exploring resolution of issues with the SEC Staff. In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of these matters will not have a material affect on the Company's consolidated financial position.


NOTE E - ADOPTION OF NEW ACCOUNTING STANDARDS

On January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) 141, BUSINESS COMBINATIONS, SFAS 142 GOODWILL AND INTANGIBLE ASSETS AND SFAS 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The adoption of SFAS 142 caused the Company to cease amortization of its goodwill on January 1, 2002 and evaluate goodwill for impairment a least on an annual basis thereafter. The Company's goodwill of approximately $3,556,000 relates to its Defense Products segment which is a separate reporting unit. The Company has completed the transitional goodwill impairment test required by SFAS 142 and no impairment was identified. Goodwill amortization recorded during the first quarter of 2001 was $21,000. The Company had no recorded goodwill prior to the first quarter of 2001. The adoption of SFAS 141 and 144 did not have a material effect on the Company's consolidated financial statements or reporting of financial information.

In addition, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-25 VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION TO A RESELLER ON THE VENDORS PRODUCTS, effective January 1, 2002. The adoption of EITF Issue 00-25 did not have a material affect on the Company's consolidated financial statements.


--------------------------------------------------------------------------------

The foregoing information for the periods ended March 31, 2002, and April 1, 2001, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2001, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2001 Annual Report. Interim results for the period are not indicative of those for the year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AN RESULTS OF OPERATIONS

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


Comparison First Quarter 2002 and 2001

         Net sales increased by $2,750,000 from $20,010,000 to $22,760,000 or
14%. The increase was primarily attributable to the incremental sales of the 2001 acquisitions offset in part by a slight decrease in housewares/small appliance sales.

         Gross profit for 2002 increased $285,000 from $2,866,000 to $3,151,000 or 14% as a percentage of net sales in both periods. The increase in gross profit reflected the increased sales from the Company's 2001 acquisitions offset in part by reduced prices demanded by housewares/small appliance retailers and the inability to pass on the Company's increased costs for these goods.

         Selling and general expenses increased primarily because of the 2001 acquisitions The Company accrues unexpended advertising costs budgeted for the year against each quarter's sales. Major advertising commitments are incurred in advance of the expenditures, and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers' purchase to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represent that percentage of the annual advertising budget associated with that quarter's shipments. Revisions to this budget result in periodic changes to the accrued liability for committed advertising expenditures.

         The first quarter of 2002 includes a $3,953,000 estimated charge related to involuntary termination benefits stemming from the announced closing of the Company's

Housewares/Small Appliance manufacturing operations in Jackson, Mississippi and Alamogordo, New Mexico. See Note C to the Consolidated Financial Statements. Based on the foregoing factors the operating loss increased $4,253,000 from $1,678,000 to $5,931,000.

         Other income, principally interest, decreased $1,118,000 from $2,518,000 to $1,400,000. The average daily investment decreased from $220,233,000 to $195,460,000 primarily as a result of business acquisitions and the purchase of treasury stock during 2001.

         Earnings before provision for income taxes decreased $5,371,000 from $840,000 to a loss of $4,531,000. The income tax benefit increased from $410,000 to $2,171,000, which resulted in an effective income tax benefit rate of 49% in 2001 and 48% in 2002. Net earnings decreased $3,610,000 from $1,250,000 to a loss of $2,360,000, or 289%.

         Working capital decreased by $8,729,000 to $199,127,000 at March 31, 2002. The Company's current ratio was 5.6 to 1.0 at March 31, 2002 compared to
5.3 to 1.0 at the end of fiscal 2001. The decrease in working capital is primarily due to the payment of dividends of $6,290,000 and the current period loss of $2,360,000.

         The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions or capital investments in these segments if the appropriate return on investment is projected.

         In connection with the plant closing and related outsourcing of products, the Company has placed tooling and initial product orders. Completion of the transition is expected during the 4th quarter 2002.

         The Company has substantial liquidity in the form of cash and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. Further, it has the ability to fund losses, should they occur, in connection with the transition to outsourced foreign manufacturing of products for the housewares/small appliance segment. As of March 31, 2002, there were no material capital commitments outstanding.


Item 7A.
QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's interest income on cash equivalents and investments is affected by changes in interest rates in the United States. Cash equivalents include 7-day variable rate demand notes - highly liquid instruments with interest rates set every 7 days that can be tendered to the remarketer upon 7 days notice for payment of principal and accrued interest. The 7 day tender feature is further supported by an irrevocable letter of credit from a strongly rated U.S. bank. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the letter of credit. The Company's investments are held primarily in fixed and variable rate municipal bonds with an average life of less than one year. The Company uses sensitivity analysis to determine its exposure to changes in interest rates. Through March 31, 2002, changes in these rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.

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

         (b) Reports on Form 8-K:
                       None.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL PRESTO INDUSTRIES, INC.


         Date: May 14, 2002                           /S/ M. J. Cohen
                                       -----------------------------------------
                                       M. J. Cohen, Chair of the Board and
                                       President (Principal operating officer)


         Date: May 14, 2002                          /S/ R. F. Lieble
                                       -----------------------------------------
                                       R. F. Lieble, Chief Financial Officer and
                                       Treasurer (Principal accounting officer)

                        National Presto Industries, Inc.
                                 Exhibit Index



         Exhibit
          Number               Exhibit Description
         -------               -------------------

           11          Computation of Earnings per Share