Form 10-Q
period 2002-06-30
NATIONAL PRESTO INDUSTRIES INC
filed 2002-08-14
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 6,841,071 shares of the Issuer's Common Stock outstanding as of August 9, 2002.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(Unaudited)
(Dollars in thousands)

                                                                       2002                                2001
------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
              Cash and cash equivalents                             $ 111,517                           $  83,877

              Marketable securities                                    80,605                             106,992

              Accounts receivable, net                                 11,571                              31,194

              Inventories:
                 Finished goods                        $  26,423                           $  19,505

                 Work in process                           6,178                               5,349

                 Raw materials                             5,683                               8,262

                 Supplies                                    516       38,800                    881       33,997
                                                       ---------                           ---------

              Prepaid expenses                                            368                                  93
                                                                    ---------                           ---------

                 Total current assets                                 242,861                             256,153

   PROPERTY,  PLANT AND EQUIPMENT                         20,551                              19,328

                 Less allowance for depreciation           8,387       12,164                  7,483       11,845
                                                       ---------                           ---------

   OTHER ASSETS                                                        17,402                              16,902

                                                                    ---------                           ---------
                                                                    $ 272,427                           $ 284,900
                                                                    =========                           =========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(Unaudited)
(Dollars in thousands)

                                                                         2002                               2001
-------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                        $  13,259                          $  18,194

              Federal and state income taxes                                 --                              3,055

              Accrued liabilities                                        30,002                             27,048

                                                                      ---------                          ---------
                 Total current liabilities                               43,261                             48,297

COMMITMENTS AND CONTINGENCIES                                                --                                 --


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares                $   7,441                          $   7,441

              Paid-in capital                                1,002                              1,011

              Retained earnings                            239,346                            246,913
                                                         ---------                          ---------

                                                           247,789                            255,365

              Treasury stock, at cost                       18,623                             18,762

                                                         ---------                          ---------
                    Total stockholders' equity                          229,166                            236,603

                                                                      ---------                          ---------
                                                                      $ 272,427                          $ 284,900
                                                                      =========                          =========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months ended June 30, 2002 and July 1, 2001
(Unaudited)
(In thousands except per share data)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              ------------------                 ----------------
                                                            2002              2001             2002            2001
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                $   20,555       $   17,594           43,315           37,604

Cost of sales                                                16,336           14,432           35,945           31,576

                                                         ----------       ----------       ----------       ----------
      Gross profit                                            4,219            3,162            7,370            6,028

Selling and general expenses                                  4,497            4,183            9,626            8,727

Plant closing costs                                              --               --            3,953               --

                                                         ----------       ----------       ----------       ----------
      Operating loss                                           (278)          (1,021)          (6,209)          (2,699)

Other income, principally interest                            1,347            2,131            2,747            4,649

                                                         ----------       ----------       ----------       ----------
  Earnings (loss) before provision for income taxes           1,069            1,110           (3,462)           1,950

Income tax benefit                                              (14)            (269)          (2,185)            (679)

                                                         ----------       ----------       ----------       ----------
    Net earnings (loss)                                  $    1,083       $    1,379       $   (1,277)      $    2,629
                                                         ==========       ==========       ==========       ==========

Weighted average shares outstanding:
              Basic                                           6,840            6,861            6,839            6,869
                                                         ==========       ==========       ==========       ==========
              Diluted                                         6,841            6,862            6,839            6,870
                                                         ==========       ==========       ==========       ==========

Net earnings (loss) per share:
              Basic                                      $     0.16       $     0.20       $    (0.19)      $     0.38
                                                         ==========       ==========       ==========       ==========
              Diluted                                    $     0.16       $     0.20       $    (0.19)      $     0.38
                                                         ==========       ==========       ==========       ==========

Cash dividends declared and paid per common share        $       --       $       --       $     0.92       $     2.00
                                                         ==========       ==========       ==========       ==========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2002 and July 1, 2001
(Unaudited)
(Dollars in thousands)

                                                                                       2002               2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings (loss)                                                  $     (1,277)      $      2,629
              Adjustments to reconcile net earnings (loss) to net
                 cash provided by (used in) operating activities:
                 Depreciation and amortization                                              905              2,109
                 Plant closing charges                                                    3,953                 --
                 Other                                                                      130                 87
                 Changes in (net of acquisition):
                    Accounts receivable                                                  19,623              3,578
                    Inventories                                                          (4,803)            (4,191)
                    Prepaid expenses                                                       (275)              (175)
                    Accounts payable and accrued liabilities                             (5,934)            (9,920)
                    Federal and state income taxes                                       (3,055)            (1,954)
                                                                                   ------------       ------------
                          Net cash provided by (used in) operating activities             9,267             (7,837)
                                                                                   ------------       ------------

Cash flows from investing activities (net of acquisition):
              Marketable securities purchased                                           (11,713)           (19,852)
              Marketable securities - maturities and sales                               38,100             46,616
              Acquisition of property, plant and equipment                               (1,224)            (1,968)
              Acquisition of business                                                      (500)            (3,494)
              Other                                                                          --                251
                                                                                   ------------       ------------
                          Net cash provided by investing activities                      24,663             21,553
                                                                                   ------------       ------------

Cash flows from financing activities:
              Dividends paid                                                             (6,290)           (13,755)
              Purchase of treasury stock                                                     --               (908)
              Other                                                                          --                 59
                                                                                   ------------       ------------
                          Net cash used in financing activities                          (6,290)           (14,604)
                                                                                   ------------       ------------

Net increase (decrease) in cash and cash equivalents                                     27,640               (888)
Cash and cash equivalents at beginning of period                                         83,877             79,624
                                                                                   ------------       ------------
Cash and cash equivalents at end of period                                         $    111,517       $     78,736
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


NOTE B - PLANT CLOSING

In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from overseas sources. The Company will close its manufacturing facilities in Alamogordo, New Mexico and Jackson, Mississippi during the third and fourth quarters of 2002. This decision could have an adverse effect on production of the balance of the products scheduled to be produced in the U.S. due to possible difficulties with continuity of the workforce and material supplies. Similarly, deliveries from overseas sources could be disrupted by labor or supply problems at the vendors, or transportation delays. As a consequence, products may not be available in sufficient quantities during the prime selling period of third and fourth quarters. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective.

The principal activity during the first six months was the accrual of $3,953,000 of additional employee termination benefits following the communication of these benefits to the production workforce of the manufacturing facilities that will be closed. During the fourth quarter of 2001, the Company recorded plant closing costs of $7,653,000, principally related to the impairment of fixed assets. As of quarter end, the balance in the plant closing accruals consisted of $4,590,000 of employee termination benefits and $1,399,000 of plant closing costs. Charges against these accruals will commence in the third and fourth quarters, however, additional accruals may be required later in the year. The outsourcing of product may also have an impact on the Company's method of accounting for inventory. A study of the possible impact is ongoing. The results of the study to date indicate that a portion, or all, of the Company's LIFO reserve of approximately $11,000,000 could be realized in future periods.

NOTE C - BUSINESS SEGMENTS

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

                                                                 (IN THOUSANDS)
                                     ----------------------------------------------------------------------
                                      HOUSEWARES/
                                         SMALL             DEFENSE             ABSORBENT
                                      APPLIANCES           PRODUCTS           PRODUCTS ***         TOTAL
                                     ------------         ----------         --------------      ----------
QUARTER ENDED JUNE 30, 2002
External net sales                    $   17,353          $    2,040          $    1,162         $   20,555
Operating profit (loss)                     (651)                628                (255)              (278)
Total assets                             253,954              11,250               7,223            272,427
Depreciation                                 250                  25                 198                473
Capital expenditures                         500                  77                  43                620

QUARTER ENDED JULY 1, 2001
External net sales                    $   16,221          $    1,373          $       --         $   17,594
Operating profit (loss)                   (1,280)                259                  --             (1,021)
Total assets                             259,912               8,627                  --            268,539
Depreciation and amortization                813                  20                  --                833
Capital expenditures                         811                  31                  --                842

SIX MONTHS ENDED JUNE 30, 2002
External net sales                    $   36,651          $    4,187          $    2,477         $   43,315
Operating profit (loss)                   (6,762)*               972                (419)            (6,209)
Total assets                             253,954              11,250               7,223            272,427
Depreciation                                 463                  48                 394                905
Capital expenditures                         951                 211                  62              1,224

SIX MONTHS ENDED JULY 1, 2001
External net sales                    $   35,716          $    1,888          $       --         $   37,604
Operating profit (loss)                   (2,961)                262 **               --             (2,699)
Total assets                             259,912               8,627                  --            268,539
Depreciation and amortization              2,082                  27                  --              2,109
Capital expenditures                       1,936                  32                  --              1,968

                     * The 2002 six month operating loss of the Housewares/small appliance division includes a charge for plant closing costs of $3,953,000, more fully described in Note B, which was recorded in the first quarter 2002.

                     ** The Defense Products division was acquired on February 24, 2001. Accordingly, operations for the six months ended July 1, 2001 represents the operations after acquisition.

                     *** The Absorbent Products division was acquired on
                         November 19, 2001. Accordingly, there were no operations for the quarter or six months ended July 1, 2001.

NOTE D - COMMITMENTS AND CONTINGENCIES

On July 16, 2002, the Securities and Exchange Commission filed a lawsuit against National Presto Industries, Inc. alleging the company operated as an unregistered investment company. The case doesn't involve fraud, deceptive practices or accounting methods, and the Company plans to vigorously defend itself (see Form 8-K filed on July 15, 2002). If unsuccessful, the Company may have to reallocate invested assets which will result in reduced yields. In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of these matters will not have a material affect on the Company's consolidated financial position.


NOTE E - ADOPTION OF NEW ACCOUNTING STANDARDS

On January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) 141, BUSINESS COMBINATIONS, SFAS 142 GOODWILL AND INTANGIBLE ASSETS AND SFAS 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The adoption of SFAS 142 caused the Company to cease amortization of its goodwill on January 1, 2002 and evaluate goodwill for impairment at least on an annual basis thereafter. The Company's goodwill of approximately $3,556,000 relates to its Defense Products segment which is a separate reporting unit. The Company has completed the transitional goodwill impairment test required by SFAS 142 and no impairment was identified. Goodwill amortization recorded during the three months and six months ended June 30, 2001 was $63,000 and $84,000. The Company had no recorded goodwill prior to the first quarter of 2001. The adoption of SFAS 141 and 144 did not have a material effect on the Company's consolidated financial statements or reporting of financial information.


--------------------------------------------------------------------------------

The foregoing information for the periods ended June 30, 2002, and July 1, 2001, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2001, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2001 Annual Report. Interim results for the period are not indicative of those for the year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AN RESULTS OF OPERATIONS

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; customer acceptance of or delays in the development of new products; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which National Presto Industries, Inc. buys or sells products; product liability , regulatory actions or other litigation, warranty claims or returns of products; increases in material or production cost which cannot be recouped in product pricing; the impact of closing certain U.S. production facilities; and uncertainties the September 11, 2001 terrorist activities may have on supplies and finished goods deliveries, consumer confidence, or the economy in general. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.


Comparison Second Quarter 2002 and 2001

         Readers are directed to Note C - Business Segments for data on the unaudited financial results of our three business segments for the three months ended June 30, 2002 and July 1, 2001.

         Net sales increased by $2,961,000 from $17,594,000 to $20,555,000 or
17%. The Housewares / Small Appliance Division net sales increased due to increased volume and product mix. Likewise the Defense Products Division net sales increased primarily due to increased volume. The Absorbent Products Division was acquired during the fourth quarter of 2001, therefore, no comparative period net sales is available.

         Gross profit for 2002 increased $1,057,000 from $3,162,000 to $4,219,000. For the Housewares / Small Appliance Division the gross profit increased primarily as a result of more favorable manufacturing efficiencies experienced at the Company's manufacturing facilities. For the Defense Products Division the gross profit increase reflected greater unit sales and sales mix improvement. The Absorbent Products Division was acquired during the fourth quarter of 2001, therefore, no comparative period gross profit is available.

         The Company accrues unexpended advertising costs budgeted for the year against each quarter's sales. Major advertising commitments are incurred in advance of the expenditures, and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers' purchase to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represent that percentage of the annual advertising budget associated with that quarter's shipments. Revisions to this budget result in periodic changes to the accrued liability for committed advertising expenditures. In addition, general expenses increased primarily because of the 2001 acquisitions.

         Other income, principally interest, decreased $784,000 from $2,131,000 to $1,347,000 primarily due to reduced yields.

         Earnings before provision for income taxes decreased $41,000 from $1,110,000 to 1,069,000. The income tax benefit decreased from $269,000 to $14,000, which resulted in an effective income tax benefit rate of 24% in 2001 and 1% in 2002. The Company's effective income tax rate is significantly affected by non-taxable interest income. Net earnings decreased $296,000 from $1,379,000 to $1,083,000, or 22%.


Comparison First Six Months 2002 and 2001

         Readers are directed to Note C - Business Segments for data on the unaudited financial results of our three business segments for the six months ended June 30, 2002 and July 1, 2001.

         Net sales increased by $5,711,000 from $37,604,000 to $43,315,000 or
15%. The Housewares / Small Appliance Division net sales increased primarily due to product mix. The Defense Products Division net sales increased primarily due to increased volume. This Division was acquired at the end of February 2001, therefore, the comparative period of 2001 only contains four months of operations. The Absorbent Products Division was acquired during the fourth quarter of 2001, therefore, no comparative period net sales is available.

         Gross profit for 2002 increased $1,342,000 from $6,028,000 to $7,370,000 or 16% versus 17% as a percentage of net sales. For the Housewares / Small Appliance Division the gross profit increased primarily as result of more favorable manufacturing efficiencies experienced at the Company's manufacturing facilities. For the Defense Products Division the gross profit increase reflected greater unit sales and sales mix improvement. This Division was acquired at the end of February 2001, therefore, the comparative period of 2001 only contains four months of operations. The Absorbent Products Division was acquired during the fourth quarter of 2001, therefore, no comparative period gross profit is available.

         The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months.

         Other income, principally interest, decreased $1,902,000 from $4,649,000 to $2,747,000. The average daily investment decreased from $208,820,000 to $194,549,000 primarily as a result of business acquisitions and the purchase of treasury stock during 2001.

         Earnings before provision for income taxes decreased $5,412,000 from earnings of $1,950,000 to a loss of $3,462,000. The income tax benefit increased from $679,000 to $2,185,000, which resulted in an effective income tax benefit rate of 35% in 2001 and 63% in 2002. The Company's income tax rate is significantly affected by non-taxable interest income. Net earnings decreased $3,906,000 from earnings of $2,629,000 to a loss of $1,277,000, or 149%.


Liquidity and Capital Resources

         Working capital decreased by $8,256,000 to $199,600,000 at June 30, 2002. The Company's current ratio was 5.6 to 1.0 at June 30, 2002 compared to
5.3 to 1.0 at the end of fiscal 2001. The decrease in working capital is primarily due to the payment of dividends of $6,290,000 and the current year-to-date loss of $1,277,000.

         The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions or capital investments in these segments if the appropriate return on investment is projected.

         In connection with the plant closing and related outsourcing of products, more fully described in Note B, the Company has placed tooling and initial product orders. Completion of the transition to off shore manufacturing is expected during the 4th quarter 2002.

         The Company has substantial liquidity in the form of cash and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. Further, it has the ability to fund losses, should they occur, in connection with the transition to outsourced foreign manufacturing of products for the housewares/small appliance segment. As of June 30, 2002, there were no material capital commitments outstanding.


NEW ACCOUNTING PRONOUNCEMENTS

         Please refer to Note E for information related to the effect of adopting new accounting pronouncements on the Company's consolidated financial statements.

Item 3
QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's interest income on cash equivalents and investments is affected by changes in interest rates in the United States. Cash equivalents include 7-day variable rate demand notes - highly liquid instruments with interest rates set every 7 days that can be tendered to the remarketer upon 7 days notice for payment of principal and accrued interest. The 7 day tender feature is further supported by an irrevocable letter of credit from a highly rated U.S. bank. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the letter of credit. The Company's investments are held primarily in fixed and variable rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

         The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. Any transactions that are currently entered into in foreign currency are not deemed material to the financial statements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Please refer to Note D for information on legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:
               Exhibit 3 (i) - Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the
                                 Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
                        (ii) - By-Laws - incorporated by reference from
                                 Exhibit 3 (ii) of the Company's quarterly
                                 report on Form 10-Q for the quarter ended
                                 October 3, 1999
               Exhibit 9 -     Voting Trust Agreement - incorporated by
                                 reference from Exhibit 9 of the Company's
                                 quarterly report on Form 10-Q for the quarter ended July 6, 1997
               Exhibit 10.1 -  1988 Stock Option Plan - incorporated by
                                 reference from Exhibit 10.1 of the Company's
                                 quarterly report on Form 10-Q for the quarter ended July 6, 1997
               Exhibit 10.2 -  Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan - incorporated by
                                 reference from Exhibit 10.2 of the Company's
                                 quarterly report on Form 10-Q for the quarter ended July 6, 1997
               Exhibit 11 -    Statement regarding computation of per share
                                 earnings
               Exhibit 99.1 -  Chief Executive Officer Certification pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002
               Exhibit 99.2 -  Chief Financial Officer Certification pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:
                       None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL PRESTO INDUSTRIES, INC.


Date: August 13, 2002                                        /S/ M. J. Cohen
                                    --------------------------------------------
                                    M. J. Cohen, Chair of the Board and
                                    President (Principal operating officer)


Date: August 13, 2002                                        /S/ R. F. Lieble
                                    --------------------------------------------
                                    R. F. Lieble, Chief Financial Officer and
                                    Treasurer (Principal accounting officer)

  Exhibit
   Number                       Exhibit Description
   ------                       -------------------


     11         Computation of Earnings per Share

    99.1        Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2        Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002