Form 10-Q
period 2002-09-29
NATIONAL PRESTO INDUSTRIES INC
filed 2002-11-15
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


There were 6,834,269 shares of the Issuer's Common Stock outstanding as of November 1, 2002.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 2002 and December 31, 2001
(Unaudited)
(Dollars in thousands)

                                                                     2002                                                2001
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
              Cash and cash equivalents                              $90,690                                             $83,877

              Marketable securities                                   90,816                                             106,606

              Accounts receivable, net                                20,033                                              31,194

              Inventories:
                 Finished goods                         $34,619                                            $19,505

                 Work in process                          5,140                                              5,349

                 Raw materials                            4,705                                              8,262

                 Supplies                                   613       45,077                                   881        33,997
                                                   -------------                                       ------------

              Prepaid expenses                                           288                                                  93
                                                                -------------                                      --------------

                 Total current assets                                246,904                                             255,767

   PROPERTY,  PLANT AND EQUIPMENT                        21,305                                             19,328

                 Less allowance for depreciation          8,901       12,404                                 7,483        11,845
                                                   -------------                                       ------------

   OTHER ASSETS                                                       17,402                                              16,902

                                                                -------------                                      --------------
                                                                    $276,710                                            $284,514
                                                                =============                                      ==============


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 2002 and December 31, 2001
(Unaudited)
(Dollars in thousands)

                                                                                 2002                                2001
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                                    $15,837                           $18,194

              Federal and state income taxes                                          321                             2,920

              Accrued liabilities                                                  29,858                            27,048

                                                                             -------------                    --------------
                 Total current liabilities                                         46,016                            48,162

COMMITMENTS AND CONTINGENCIES                                                           -                                 -


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares                           $  7,441                           $7,441

              Paid-in capital                                            999                            1,011

              Retained earnings                                      240,239                          246,913

              Accumulated other comprehensive income (loss)              596                             (251)
                                                                -------------                     ------------

                                                                     249,275                          255,114

              Treasury stock, at cost                                 18,581                           18,762

                                                                -------------                     ------------
                    Total stockholders' equity                                    230,694                           236,352

                                                                             -------------                    --------------
                                                                                 $276,710                          $284,514
                                                                             =============                    ==============


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months ended September 29, 2002 and September 30, 2001 (Unaudited)
(In thousands except per share data)


                                                                    Three Months Ended                Nine Months Ended
                                                                    ------------------                -----------------
                                                                  2002              2001            2002            2001
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 28,629          $ 27,081          71,944          64,685

Cost of sales                                                     22,852            20,742          58,797          52,318

                                                       ------------------    --------------    ------------    ------------
      Gross profit                                                 5,777             6,339          13,147          12,367

Selling and general expenses                                       5,980             5,569          15,606          14,296

Plant closing costs                                                    -                 -           3,953               -

                                                       ------------------    --------------    ------------    ------------
      Operating profit (loss)                                       (203)              770          (6,412)         (1,929)

Other income, principally interest                                 1,080             1,846           3,827           6,495

                                                       ------------------    --------------    ------------    ------------
  Earnings (loss) before provision for income taxes                  877             2,616          (2,585)          4,566

Provision (benefit) for Income taxes                                 (16)              479          (2,201)           (200)

                                                       ------------------    --------------    ------------    ------------
    Net earnings (loss)                                         $    893          $  2,137          $ (384)         $4,766
                                                       ==================    ==============    ============    ============

Weighted average shares outstanding:
              Basic                                                6,841             6,848           6,839           6,862
                                                       ==================    ==============    ============    ============
              Diluted                                              6,842             6,849           6,839           6,863
                                                       ==================    ==============    ============    ============

Net earnings (loss) per share:
              Basic                                             $   0.13          $   0.31          $(0.06)         $ 0.69
                                                       ==================    ==============    ============    ============
              Diluted                                           $   0.13          $   0.31          $(0.06)         $ 0.69
                                                       ==================    ==============    ============    ============

Cash dividends declared and paid per common share               $      -          $      -          $ 0.92          $ 2.00
                                                       ==================    ==============    ============    ============


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 29, 2002 and September 30, 2001
(Unaudited)
(Dollars in thousands)

                                                                                   2002                                 2001
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings (loss)                                                $  (384)                              $ 4,766
              Adjustments to reconcile net earnings (loss) to net
                 cash used in operating activities:
                 Depreciation and amortization                                     1,419                                 2,947
                 Plant closing charges                                             2,900                                     -
                 Other                                                               169                                   118
                 Changes in (net of acquisition):
                    Accounts receivable                                           11,161                                (7,574)
                    Inventories                                                  (11,080)                              (14,556)
                    Prepaid expenses                                                (195)                                  (52)
                    Accounts payable and accrued liabilities                      (2,447)                               (4,034)
                    Federal and state income taxes                                (3,055)                               (2,140)
                                                                           --------------                        --------------
                          Net cash used in operating activities                   (1,512)                              (20,525)
                                                                           --------------                        --------------

Cash flows from investing activities (net of acquisition):
              Marketable securities purchased                                    (28,149)                              (32,594)
              Marketable securities - maturities and sales                        45,242                                73,644
              Acquisition of property, plant and equipment                        (1,978)                               (2,275)
              Acquisition of business                                               (500)                               (3,744)
              Other                                                                    -                                   251
                                                                           --------------                        --------------
                          Net cash provided by investing activities               14,615                                35,282
                                                                           --------------                        --------------

Cash flows from financing activities:
              Dividends paid                                                      (6,290)                              (13,755)
              Purchase of treasury stock                                               -                                (1,302)
              Other                                                                    -                                    59
                                                                           --------------                        --------------
                          Net cash used in financing activities                   (6,290)                              (14,998)
                                                                           --------------                        --------------

Net increase (decrease) in cash and cash equivalents                               6,813                                  (241)
Cash and cash equivalents at beginning of period                                  83,877                                79,624
                                                                           --------------                        --------------
Cash and cash equivalents at end of period                                       $90,690                               $79,383
                                                                           ==============                        ==============

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


NOTE B - PLANT CLOSING
----------------------

In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from overseas sources. The Company closed its manufacturing facility in Alamogordo, New Mexico during the third quarter of 2002 and is currently exploring alternative uses for the facility. The Company will be closing its Jackson, Mississippi plant during the fourth quarter of 2002 and has decided to utilize this facility in the future for storage and distribution of products manufactured overseas. Deliveries from overseas sources have been disrupted by the recent port lock out on the west coast and the slow down that followed the lock out. It is possible as a result, that a few products may not be available in sufficient supply during the prime fourth quarter selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective.

The principal activity during the nine months ended September 29, 2002 related to the plant closings was the accrual of $3,953,000 of additional employee termination benefits following the communication of these benefits to the production workforce of the facilities. During the fourth quarter of 2001, the Company recorded plant closing costs of $7,653,000, principally related to the impairment of fixed assets. As of September 29, 2002, the balance in the plant closing accruals consisted of $3,540,000 of employee termination benefits and $1,396,000 of plant closing costs. Charges against these accruals commenced in the third quarter and will continue in the fourth quarter, however, additional accruals may be required later in the year.

The total outsourcing of all Company product manufacturing results in the creation of a new LIFO inventory category for the outsourced products. The previous LIFO inventory reserve of $11,000,000, which is associated with the Company's inventories prior to plant closings, will be realized as this inventory category is sold. During the third quarter the Company recognized a $1,177,000 reduction in cost of goods sold resulting from the partial liquidation of the LIFO reserve. The Company expects to liquidate the remainder of the reserve of approximately $9,820,000 during the fourth quarter of 2002 and early 2003.

Subsequent to the end of the third quarter, the Company identified additional employees for retirement and termination as a result of the plant closing activities. The employee termination benefits related to these actions will be approximately $1,000,000 and will be recorded in the fourth quarter when the benefits were communicated.

The following table provides a reconciliation of the Plant Closing accruals:

                                   Employee     Other Plant
                                  Termination   Closing Cost     Total
                                  -----------   ------------     -----
Balance June 30, 2002            $ 4,590,000   $ 1,399,000    $ 5,989,000
Additional Accruals                        -             -    $         -
Charges to accruals               (1,050,000)       (3,000)   $(1,053,000)
                                 -----------    -----------   -----------
   Balance September 29, 2002    $ 3,540,000    $ 1,396,000   $ 4,936,000
                                 ===========    ===========   ===========



NOTE C - BUSINESS SEGMENTS
--------------------------

In the following summary, operating profit (loss) represents earnings (loss) before other income, principally interest income and income taxes.

The Company's segments operate discretely from each other with no shared manufacturing facilities. Costs associated with corporate administrative activities (e.g., cash management, payroll, legal services and the like) are included within housewares/small appliances for all periods presented.

                                                                (in thousands)
                                        -------------------------------------------------------------
                                        Housewares/
                                          Small            Defense        Absorbent
                                        Appliances         Products       Products ***       Total
                                        ----------         --------       ------------    -----------
Quarter ended September 29, 2002
External net sales                      $    24,997      $     2,091      $     1,541     $    28,629
Gross profit                                  4,776              718              283           5,777
Operating profit (loss)                        (874)             565              106            (203)
Total assets                                257,350           12,183            7,177         276,710
Depreciation                                    289               25              200             514
Capital expenditures                            301              437               16             754

Quarter ended September 30, 2001
External net sales                      $    24,276      $     2,805              $ -     $    27,081
Gross profit                                  5,765              574                -           6,339
Operating profit                                331              439                -             770
Total assets                                266,814            9,199                -         276,013
Depreciation and amortization                   816               22                -             838
Capital expenditures                            272               35                -             307

Nine Months ended September 29, 2002
External net sales                      $    61,648      $     6,278      $     4,018     $    71,944
Gross profit                                 10,841            2,014              292          13,147
Operating profit (loss)                      (7,636)*          1,537             (313)         (6,412)
Total assets                                257,350           12,183            7,177         276,710
Depreciation                                    752               73              594           1,419
Capital expenditures                          1,252              648               78           1,978

Nine Months ended September 30, 2001
External net sales                      $    59,992      $     4,693              $ -     $    64,685
Gross profit                                 11,338            1,029                -          12,367
Operating profit (loss)                      (2,630)             701**              -          (1,929)
Total assets                                266,814            9,199                -         276,013
Depreciation and amortization                 2,898               49                -           2,947
Capital expenditures                          2,208               67                -           2,275


     * The 2002 nine month operating loss of the Housewares/small appliance division includes a charge for plant closing costs of $3,953,000, more fully described in Note B, which was recorded in the first quarter 2002.

     ** The Defense Products division was acquired on February 24, 2001. Accordingly, operations for the nine months ended September 30, 2001 represents the operations after acquisition.

     *** The Absorbent Products division was acquired on November 19, 2001. Accordingly, there were no operations for the quarter or nine months ended September 30, 2001.


NOTE D - COMMITMENTS AND CONTINGENCIES
--------------------------------------

On July 16, 2002, the Securities and Exchange Commission filed a lawsuit against National Presto Industries, Inc. alleging the company operated as an unregistered investment company. The case does not involve fraud, deceptive practices or accounting methods, and the Company plans to vigorously defend itself (see Form 8-K filed on July 15, 2002). If unsuccessful the Company may have to reallocate invested assets which will result in reduced yields or it might be required to register as an investment company. The obligations upon registration are many and could include: 1) possible imposition of significant additional reporting requirements (a burden which would not be imposed upon its competitiors); 2) potential regard in the market as a closed end mutual fund which could result in a trading price sharply discounted from net asset value;
3) possible limitations on the use of capital and earnings which could inhibit or terminate commercial business growth.

In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of these matters will not have a material affect on the Company's consolidated financial position.


NOTE E - ACCUMULATED OTHER COMPREHENSIVE INCOME
-----------------------------------------------

The $596,000 of accumulated comprehensive income reflects the fair value adjustment, net of the tax effect of $321,000, of available-for-sale marketable security investments. Total comprehensive income was $463,000 for the nine month period ended September 29, 2002 and $5,147,000 for the nine month period ended September 30, 2001. Accumulated comprehensive income presentation has been conformed for all periods to the September 29, 2002 presentation.


NOTE F - ADOPTION OF NEW ACCOUNTING STANDARDS
---------------------------------------------

Goodwill and Intangible Assets:
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has adopted the provisions of SFAS 142 as of January 1, 2002.

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company's accounting policies for goodwill is described below (the Company had no intangible assets on January 1, 2002):

Goodwill:
The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to January 1, 2002, goodwill was amortized over 15 years. Beginning January 1, 2002, goodwill is no longer amortized.

During the second quarter of fiscal 2002, the Company performed the transitional impairment test of goodwill. The impairment testing did not indicate an impairment of goodwill at January 1, 2002.

The Company's carrying amount, net of accumulated amortization, for goodwill as of September 29, 2002 and December 31, 2001 was $3,556,000 and relates to its Defense Products segment.

The following table presents a reconciliation of net earnings (loss) and earnings (loss) per share, as reported in the financial statements, to those amounts adjusted for goodwill determined in accordance with the provisions of SFAS 142.

                                     Three Months ended Sept. 29,       Nine Months ended Sept. 29,
                                     ----------------------------       ---------------------------
                                            (In thousands of dollars except per share amounts)
                                          2002          2001               2002             2001
                                      -----------    -----------        -----------     -----------
Net earnings (loss) as reported       $       893    $     2,137        $      (384)    $     4,766
Add back: goodwill amortization                 -             63                  -             147
                                      -----------    -----------        -----------     -----------
Adjusted net earnings (loss)          $       893    $     2,200        $      (384)    $     4,913
                                      ===========    ===========        ===========     ===========

Basic earnings (loss) per share:
As reported                           $      0.13    $      0.31        $     (0.06)    $      0.69
Change in amortization expense                  -           0.01                  -            0.02
                                      -----------    -----------        -----------     -----------
Adjusted basic earnings (loss)
   per share                          $      0.13    $      0.32        $     (0.06)    $      0.71
                                      ===========    ===========        ===========     ===========

Diluted earnings (loss) per share:
As reported                           $      0.13    $      0.31        $     (0.06)    $      0.69
Change in amortization expense                  -           0.01                  -            0.02
                                      -----------    -----------        -----------     -----------
Adjusted diluted earnings (loss)
   per share                          $      0.13    $      0.32        $     (0.06)    $      0.71
                                      ===========    ===========        ===========     ===========


Other New Pronouncements:
On January 1, 2002 the Company adopted SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial statements.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities and modifies Emerging Issues Task Force (EITF) Issue 94-3. SFAS No. 146 requires the recognition of a liability for certain costs associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

NOTE G - RECENTLY PASSED LEGISLATION
------------------------------------

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. The Company does not expect any material adverse effects as a result of the passage of this legislation; however, the full scope of the Act has not been determined.



--------------------------------------------------------------------------------

The foregoing information for the periods ended September 29, 2002, and September 30, 2001, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2001, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2001 Annual Report. Interim results for the period are not indicative of those for the year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; customer acceptance of or delays in the development of new products; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which National Presto Industries, Inc. buys or sells products; product liability , regulatory actions or other litigation, warranty claims or returns of products; increases in material or production cost which cannot be recouped in product pricing; the impact of closing certain U.S. production facilities; and the impact that terrorist activities may have on supplies and finished goods deliveries, consumer confidence, or the economy in general. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.


Comparison Third Quarter 2002 and 2001
--------------------------------------
     Readers are directed to Note C - Business Segments for data on the unaudited financial results of our three business segments for the three months ended September 29, 2002 and September 30, 2001.

     Net sales increased by $1,548,000 from $27,081,000 to $28,629,000 or 6%.
The Housewares / Small Appliance Division net sales increased primarily from unit volume. Likewise the Defense Products Division net sales decreased primarily due to decreased volume. The Absorbent Products Division was acquired during the fourth quarter of 2001, therefore, no comparative period net sales is available.

Gross profit for 2002 decreased $562,000 from $6,339,000 to $5,777,000. For the Housewares / Small Appliance Division the reduction in gross profit reflected primarily less favorable manufacturing efficiencies (stemming from plant shutdown) experienced at the Company's manufacturing plants partially offset by the $1,177,000 partial liquidation of the LIFO inventory reserve discussed in Note B. See Note B for additional discussion related to plant closing activities. For the Defense Products Division the gross profit increase reflected greater unit sales and sales mix improvement. The Absorbent Products Division was acquired during the fourth quarter of 2001, therefore, no comparative period gross profit is available.

     The Housewares/Small Appliance Division of the Company accrues unexpended advertising costs budgeted for the year against each quarter's sales. Major advertising commitments are incurred in advance of the expenditures, and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers' purchase to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represent that percentage of the annual advertising budget associated with that quarter's shipments. Revisions to this budget result in periodic changes to the accrued liability for committed advertising expenditures.

     Other income, principally interest, decreased $766,000 from $1,846,000 to $1,080,000 primarily due to reduced yields.

     Earnings before provision for income taxes decreased $1,739,000 from $2,616,000 to 877,000. The income tax provision decreased from $479,000 to a tax benefit of $16,000, which resulted in an effective income tax rate of 18% in 2001 and a tax benefit of 2% in 2002. The Company's effective income tax rate is significantly affected by non-taxable interest income. Net earnings decreased $1,244,000 from $2,137,000 to $893,000, or 58%.


Comparison First Nine Months 2002 and 2001
------------------------------------------
     Readers are directed to Note C - Business Segments for data on the unaudited financial results of our three business segments for the nine months ended September 29, 2002 and September 30, 2001.

     Net sales increased by $7,259,000 from $64,685,000 to $71,944,000 or 11%.
The Housewares / Small Appliance Division net sales increased primarily due to product mix. The Defense Products Division net sales increased primarily due to increased volume. This Division was acquired at the end of February 2001, therefore, the comparative period of 2001 only contains seven months of operations. The Absorbent Products Division was acquired during the fourth quarter of 2001, therefore, no comparative period net sales is available.

Gross profit for 2002 increased $780,000 from $12,368,000 to $13,147,000 or 19%
versus 18% as a percentage of net sales. For the Housewares / Small Appliance Division the gross profit decreased primarily as result of less favorable manufacturing efficiencies experienced at the Company's manufacturing facilities partially offset by the $1,177,000 partial liquidation of the LIFO inventory reserve discussed in Note B. See Note B for additional discussion related to plant closing activities. For the Defense Products Division the gross profit increase reflected greater unit sales and sales mix improvement. This Division was acquired at the end of February 2001, therefore, the comparative period of 2001 only contains seven months of operations. The Absorbent Products Division was acquired during the fourth quarter of 2001, therefore, no comparative period gross profit is available.

     The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months.

     Other income, principally interest, decreased $2,668,000 from $6,495,000 to $3,827,000 primarily related to lower interest rates in 2002 compared to 2001. However, the average daily investment decreased from $202,831,000 to $191,354,000 primarily as a result of business acquisitions and the purchase of treasury stock during 2001.

     Earnings before provision for income taxes decreased $7,151,000 from earnings of $4,566,000 to a loss of $2,585,000. The income tax benefit increased from $200,000 to $2,201,000, which resulted in an effective income tax benefit rate of 4% in 2001 and 85% in 2002. The Company's income tax rate is significantly affected by non-taxable interest income. Net earnings decreased $5,150,000 from earnings of $4,766,000 to a loss of $384,000, or 108%.


Liquidity and Capital Resources
-------------------------------

     Cash used in operating activities was $1,512,000 during the first nine months of 2002 compared to $20,525,000 in the comparable period in the prior year. The principle factors behind the reduced cash usage are the changes in the components of working capital listed in the statement of cash flows under the line, "Cash Flows from Operating Activities". As with any liquidation of a book reserve, the Company's LIFO inventory reserve liquidation referenced in Note B did not generate cash. Cash flows from investing activities were $14,615,000, principally flowing from the sale or maturity of marketable securities. Financing activity cash flows consisted of a dividend payment of $6,290,000. As a result of the foregoing factors, cash and cash equivalents rose by $6,813,000 to $90,690,000.

     Working capital decreased by $6,717,000 to $200,888,000 at September 29, 2002. The Company's current ratio was 5.4 to 1.0 at September 29, 2002 compared to 5.3 to 1.0 at the end of fiscal 2001. The decrease in working capital is primarily due to the payment of dividends of $6,290,000 and the current year-to-date loss of $384,000.

     The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions or capital investments in these segments if the appropriate return on investment is projected.

     The Company has substantial liquidity in the form of cash and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. Further, it has the ability to fund losses, should they occur, in connection with the transition to outsourced foreign manufacturing of products for the housewares/small appliance segment. As of September 29, 2002, there were no material capital commitments outstanding.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     Please refer to Note F for information related to the effect of adopting new accounting pronouncements on the Company's consolidated financial statements.


Item 3
QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's interest income on cash equivalents and investments is affected by changes in interest rates in the United States. Cash equivalents include money market funds and 7-day variable rate demand notes - highly liquid instruments with interest rates set every 7 days that can be tendered to the remarketer upon 7 days notice for payment of principal and accrued interest. The 7 day tender feature is further supported by an irrevocable letter of credit from a highly rated U.S. bank. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the letter of credit. The Company's investments are held primarily in fixed and variable rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

     The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. Any transactions that are currently entered into in foreign currency are not deemed material to the financial statements.

Item 4
CONTROLS AND PROCEDURES

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act") within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II - OTHER INFORMATION
                           ---------------------------

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


     (b) Reports on Form 8-K:
          On July 15, 2002 the Company filed a Form 8-K reporting under Item 9.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NATIONAL PRESTO INDUSTRIES, INC.


Date: November 13, 2002                                    /S/ M. J. Cohen
                                  ----------------------------------------------
                                  M. J. Cohen, Chair of the Board and
                                  President (Principal operating officer)


Date: November 13, 2002                                    /S/ R. F. Lieble
                                  ----------------------------------------------
                                  R. F. Lieble, Chief Financial Officer and
                                  Treasurer  (Principal accounting officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Maryjo Cohen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Presto Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made,. in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:   November 13, 2002                  /S/ M.J. Cohen
                                                -------------------------------
                                                M.J. Cohen
                                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randy F. Lieble, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Presto Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made,. in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:   November 13, 2002                  /S/ R. F. Lieble
                                                -------------------------------
                                                R. F. Lieble
                                                Chief Financial Officer

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