Form 10-K
period 2002-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2003-03-27
CIK 80172

                                                  Index to Schedules and
                                                  Exhibits are at Page 14 and 15


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

                          Commission File Number 1-2451


                        NATIONAL PRESTO INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                              WISCONSIN 39-0494170
              -----------------------------------------------------
                  (State or other jurisdiction of (IRS Employer
              incorporation or organization) Identification Number


                             3925 NORTH HASTINGS WAY
                        EAU CLAIRE, WISCONSIN 54703-3703
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K __X__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes __X__ No ____

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, as of February 28, 2003, was $182,397,680.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2003, was 6,830,812.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $213,277,792.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.


                 TITLE                            PART
                 -----                            ----

     Proxy Statement dated April 4, 2003        Part III


Except as specifically incorporated herein by reference, the foregoing Proxy Statement is not deemed filed as part of this report.

                                     PART I

ITEM 1.  BUSINESS

     A.   DESCRIPTION OF BUSINESS

          The business of National Presto Industries, Inc., and its consolidated subsidiaries (the "Company") consists of three business segments. The Housewares/Small Appliance segment designs and distributes small electrical appliances and housewares, including comfort appliances, pressure cookers and canners, and kitchen electrics. The Defense Products segment manufactures precision mechanical, electromechanical and electronic assembly components for the U.S. government and sub-contractors. The Absorbent Products segment manufactures and sells primarily private label diapers.

          1.   HOUSEWARES/SMALL APPLIANCE SEGMENT
          Electrical appliances and housewares sold by the Company include pressure cookers and canners; the Presto Control Master(R) heat control single thermostatic control line of fry pans in several sizes, griddles and multi-purpose cookers; deep fryers of various sizes; pizza ovens, can openers, slicer/shredders; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers; electric grills; electric tea kettles; electric knives; bread slicing systems; electric knife sharpeners; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

          For the year ended December 31, 2002, approximately 49% of consolidated net sales were provided by cast products (fry pans, griddles, grills, deep fryers and multi-cookers), approximately 4% by motorized nonthermal appliances (can openers, slicer/shredders, knife sharpeners, electric knives, and bread slicing systems), and approximately 31% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 2001, approximately 53% of consolidated net sales were provided by cast products, approximately 5% by motorized nonthermal appliances and approximately 31% by noncast/thermal appliances. For the year ended December 31, 2000, approximately 58% of consolidated net sales were provided by cast products, approximately 6% by motorized nonthermal appliances and approximately 32% by noncast/thermal appliances.

          For the year ended December 31, 2002, Wal-Mart Stores, Inc. accounted for 37% of consolidated net sales. Wal-Mart Stores, Inc., accounted for 37% and Costco Companies accounted for 11% of consolidated net sales in 2001. Wal-Mart Stores, Inc. accounted for 41% and Target, Inc. accounted for 11% of consolidated net sales for the year ended December 31, 2000.

          Products are sold directly to retailers throughout the United States and also through independent distributors. Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them. The loss of, or material reduction in, business from any of the Company's major customers could adversely affect the Company's business (see Footnote K in the Notes to Consolidated Financial Statements).

          The Company has a sales force of approximately nine employees that sell to and service customers. In selected geographic areas sales are handled by manufacturers' representatives who may also sell other product lines. Sales promotional activities are conducted through the use of television, radio and newspaper advertising. The Company's business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are components and finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

          Research and development costs related to new product development for the years 2002, 2001 and 2000 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

          Products are generally warranted to the original owner to be free from defects in material and workmanship for a period of two to twelve years from date of purchase. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. Products are serviced through independent service providers throughout the United States and a corporate service repair operation. The Company's service and warranty programs are competitive with those offered by other manufacturers in the industry.

          Prior to 2002 the Company's products were manufactured in plants located in Jackson, Mississippi and Alamogordo, New Mexico. In 2002, the Company purchased a portion of its products from non-affiliated companies located in the Orient (47% in 2002). During 2002, the Company successfully completed the transition of outsourcing all of its manufacturing activities and as a result phased out all domestic-manufacturing activities during the second half of 2002. (See Footnote N to the Notes to Consolidated Financial Statements).

          The Company warehouses and distributes its products from a distribution center located in Canton, Mississippi. Selective use is made of leased tractors and trailers.

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

          2.   DEFENSE PRODUCTS SEGMENT
          The defense products segment (AMTEC Corporation) was acquired on February 24, 2001; accordingly, net sales for this segment represented approximately ten months of activity in 2001. AMTEC manufactures precision mechanical, electromechanical and electronic assembly components for the U.S. government and sub-contractors. During 2002, construction of a 55,000 square foot building was started with expected completion by early 2003. The Company believes that AMTEC has significant growth potential, which will come from two primary sources, new defense contracts and additional acquisitions that can be rolled up into AMTEC's operations.

          3.   ABSORBENT PRODUCTS SEGMENT
          The absorbent products segment (Presto Absorbent Products, Inc.) was acquired on November 19, 2001; accordingly, net sales for this segment represented approximately one month of activity in 2001. Presto Absorbent Products manufactures primarily private label diapers. Additional manufacturing space is available to expand production to other consumables. Examples of other product categories, which could be manufactured by this entity, are briefs for incontinent adults, and handy wipes. The Company is currently exploring alternative selling approaches for its product line. Given more effective selling solutions, this company can offer increasingly attractive profit potential.

     B.   OTHER COMMENTS

          1.   SOURCES AND AVAILABILITY OF MATERIALS
          See Footnote K in the Notes to the Consolidated Financial Statements.

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

          The remedial investigation was completed in 1992, the feasibility study in 1994, and in May 1996 the final record of decision (ROD) was issued for the site by the EPA. At year end 2002, all remediation projects at the Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.

          In February 1988, the Company entered into an agreement with the Department of the Army (the 1988 Agreement), pursuant to which the Army agreed to fund environmental restoration activities related to the site. As a result of the 1988 Agreement, a total of $27,000,000 has been appropriated and spent for environmental matters. Based on factors known as of December 31, 2002, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

          Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

          4.   NUMBER OF EMPLOYEES OF THE COMPANY

          As of December 31, 2002, the Company had 301 employees compared to 846 employees at the end of December, 2001.

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

     C.   PLANT CLOSINGS

          See Footnote N in the Notes to the Consolidated Financial Statements.

     D.   2001 ACQUISITIONS

          See Footnote M in the Notes to the Consolidated Financial Statements.

     E.   WEB SITE DISCLOSURES

          The Company has a web site at www.gopresto.com. The contents of the Company's web site are not part of, nor are they incorporated by reference into this annual report.

          The Company does not make available on its web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or amendments to those reports filed or furnished pursuant to
          Section 13(a) or 15(d) of the Exchange Act because those reports are already readily available to the public on the SEC web site at www.sec.gov. The Company does provide paper copies of those reports free of charge upon request.

ITEM 2. PROPERTIES (OWNED EXCEPT WHERE INDICATED)

     The Company's Eau Claire facility is approximately 560,000 square feet. Presto Absorbent Products, Inc. utilizes 115,000 square feet of this area. Leases for 135,000 square feet of this area have been entered into with outside tenants. The Company's corporate office is also located in Eau Claire.

     The Company also has manufacturing facilities in Jackson, Mississippi, Alamogordo, New Mexico and Janesville, Wisconsin. The manufacturing ceased at the Jackson and Alamogordo plants during the third and fourth quarters of 2002 since the Company is outsourcing all of its housewares/small appliances. (see Note N in the Notes to the Consolidated Financial Statements).

     The Jackson facility contains 283,000 square feet. Modification to adapt this facility for warehousing and shipping will be completed during 2003.

     The facility at Alamogordo contains 170,700 square feet. A final decision on sale or other disposition of this facility will be made in 2003.

     The Janesville facility is comprised of 23,000 square feet and is leased. During the year, an additional 17,500 square foot building adjacent to the plant was leased for expansion. In August 2002, construction of a new 55,000 square foot building began and when completed, the above leases will be terminated.

     The Company has a 191,900 square foot building at Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,200 square feet has been leased in adjacent buildings for warehousing. During the peak season, an additional 110,000 square feet has been leased.

ITEM 3. LEGAL PROCEEDINGS

     See Footnote J in the Notes to the Consolidated Financial Statements.

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

         NAME                  TITLE                                   AGE
         -----                 ------                                  ---

     Maryjo Cohen           Chair of the Board, President               50
                               and Chief Executive Officer

     James F. Bartl         Executive Vice President                    62
                               and Secretary

     Neil L. Brown          Vice President, Manufacturing               59

     Donald E. Hoeschen     Vice President, Sales                       55

     Randy F. Lieble        Chief Financial Officer                     49
                               and Treasurer

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

     Mr. Bartl was elected Secretary in May 1978 and the additional position of Executive Vice President in November 1998. He has been associated with the registrant since 1969. Prior to becoming an officer, he was Resident Counsel and Director of Industrial Relations, the latter position he continues to hold.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            RECORD OF DIVIDENDS PAID AND MARKET PRICE OF COMMON STOCK

                                        2002                                                 2001
                      ----------------------------------------           -------------------------------------------
                                                Market Price                                        Market Price
                        Applicable              -------------              Applicable               -------------
                      Dividends Paid                                     Dividends Paid
                         per Share          High         Low                per Share           High           Low
                         ----------         -----        ----               ----------          -----          ---
First Quarter              $0.92           $29.06       $26.80                 $2.00            $34.30        $29.60
Second Quarter                --            34.50        28.75                    --             30.40         26.30
Third Quarter                 --            32.00        27.25                    --             29.97         25.80
Fourth Quarter                --            32.00        27.00                    --             29.10         26.42
                         -------          -------     --------              --------          --------      --------
Full Year                  $0.92           $34.50       $26.80                 $2.00            $34.30        $25.80

Common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol NPK. As of December 31, 2002, there were 630 stockholders of record. There were 627 stockholders of record as of February 28, 2003, the latest practicable date.

ITEM 6. SELECTED FINANCIAL DATA

                                                              (in thousands except per share data)
                                               ------------------------------------------------------------------
For the years ended December 31,                 2002           2001          2000          1999           1998
                                                 ----           ----          ----          ----           ----
Net sales                                      $133,729       $119,078      $118,955      $115,891       $108,065

Net earnings                                      8,690*         6,286*       15,158        20,822         19,733

Net earnings per share                             1.27*           .92*         2.16          2.84           2.68

Total assets                                    289,994        284,076       288,530       298,647        294,909

Dividends paid per common share applicable
  to current year                                  0.92           2.00          2.10          2.00           2.00

* 2002 includes $2,843,000 -- $.42 per share versus 2001's $4,771,000 --
  $.70 per share for after-tax expenses relating to plant closings. 2002 earnings also reflect $1,040,000 or $.15 per share after-tax charge primarily related to the early retirement of long term employees. The 2002 expenses were largely offset ($3,259,000 or $.48 per share after-tax) by the partial reversal of the LIFO reserve stemming from the shutdown of the domestic manufacturing plants.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; customer acceptance of or delays in the development of new products; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; exchange rate fluctuations; changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which National Presto Industries, Inc. buys or sells products; product liability, regulatory actions or other litigation, warranty claims or returns of products; increases in material or production cost which cannot be recouped in product pricing; the impact of closing certain U.S. production facilities; and the impact that terrorist activities may have on supplies and finished goods deliveries, consumer confidence, or the economy in general. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

     2002 COMPARED TO 2001
     Readers are directed to Note O, "Business Segments" for data on the financial results of the Company's three business segments for the years ended December 31, 2002 and 2001.

     During 2002, consolidated net sales increased $14,651,000 from $119,078,000 to $133,729,000 or 12%. The increase in net sales of the housewares/small appliance division of $4,768,000 largely reflects the positive impact of the expansion of 2001's regional TV advertising program on the Presto(R) Pizzazz(R) pizza oven to a national program in 2002. The defense products division (purchased at the end of February 2001) and the absorbent products division (purchased in mid-November 2001) combined to provide increased net sales of $9,883,000 during their first full year of operation.

     Gross profit for 2002 increased $12,282,000 from $24,959,000 to $37,241,000. As a percentage of sales, gross margins were 28% in 2002 versus 21% in 2001. The gross profit percentage increase was primarily attributable to the housewares/small appliance division which recorded an increase of $10,691,000 from $23,153,000 in 2001 to $33,844,000 in 2002. As a percentage of sales, housewares/small appliance margins increased to 29% versus 2001's 21%. The gross margin dollar increase stemmed in largest part from the partial liquidation of the LIFO inventory reserve, as discussed in Notes B and N, and from increased sales volume while 2001 gross margin was negatively impacted by the write-down of inventory related to the plant closing in the amount of $880,000. The defense product division gross profit increased $1,199,000 reflecting greater unit sales, higher margin product sales mix improvement, and a full year of revenues. The absorbent product division's gross profit increase reflects a full year of operation versus approximately a month and a half of operation during 2001. The absorbent products division is continuing to establish a customer base and working on expanding its product offerings. There can be no assurance the segment will be successful in achieving these objectives.

     Selling and general expenses increased $6,398,000. A national television advertising campaign for the Presto(R) Pizzazz(R) pizza oven accounted for approximately $5,000,000 of this increase. In addition, during the fourth quarter of 2002 the Company recorded a pension cost charge related to the Company's offer of early retirement to long-term employees in the amount of $1,677,000.(See Note H.)

     Fiscal years 2002 and 2001 included charges of $4,585,000 and $7,653,000, respectively, related to closing the Company's manufacturing operations in Jackson, Mississippi, and Alamogordo, New Mexico. See Note N for plant closing discussion.

     Other income, principally interest, decreased $3,258,000 from $8,377,000 to $5,119,000, in largest part due to decreased yields on financial instruments and in part due to a reduced average daily investment balance, $189,870,000 in 2002 versus $197,719,000 in 2001, stemming from the 2001 acquisitions.

     Earnings before provision for income taxes increased $5,379,000 from $6,135,000 to $11,514,000. The provision for income taxes increased from a tax benefit of $151,000 to a provision of $2,824,000, which resulted in an effective income tax rate increase from a benefit of 2.5% to a tax rate of 24.5% as a result of increased earnings subject to tax. Net earnings increased $2,404,000 from $6,286,000 to $8,690,000, or 38%.

     2001 COMPARED TO 2000

     Net sales increased by $123,000 from $118,955,000 to $119,078,000, or .1%.
     This slight increase was primarily attributable to incremental sales of $6,999,000 associated with the 2001 AMTEC (defense products division) acquisition, offset by the shipment of fewer units of household/small appliances at reduced prices.

     Gross profit for 2001 decreased $10,332,000 from $35,291,000 to $24,959,000, or 29% versus 21% as a percentage of net sales. Gross profit contribution by the defense segment was $1,767,000, or 25%. The reduction of gross profit percentage was primarily due to the reduced prices demanded by housewares/small appliance retailers and the inability to pass on the Company's increased manufacturing costs for these goods. It is not anticipated that product pricing will increase, and further decreases are possible. The decision to outsource housewares/small appliances (see Note
     N) is expected to ultimately decrease manufacturing costs. However, those decreases are not expected to be realized until at least 2003, given the need to continue domestic production at reduced rates (and hence reduced burden absorption) during 2002 while the new sources tool, manufacture, and ship product.

     Selling and general expenses decreased $6,252,000 largely due to decreased advertising expenses. This decrease was primarily due to reduced television advertisement of the Presto(R) Pizzazz(R) pizza oven which was introduced in 2000. As a percentage of net sales, selling and general expenses decreased from 22% to 17%. Selling and general expense for defense was $520,000.

     The fiscal 2001 fourth quarter includes a $7,653,000 charge related to closing the Company's manufacturing operations in Jackson, Mississippi, and Alamogordo, New Mexico, and transferring all production of Presto(R) brand housewares/small appliances to manufacturers in the Orient. See Note N.

     Other income, principally interest, decreased $2,340,000 from $10,717,000 to $8,377,000. The average daily investment decreased from $209,736,000 to $197,719,000 primarily as a result of business acquisitions and the purchase of treasury stock.

     Earnings before provision for income taxes decreased $13,193,000 from $19,328,000 to $6,135,000. The provision for income taxes decreased from $4,170,000 to a benefit of $151,000, which resulted in an effective income tax rate decrease from 22% to a tax benefit of 3%, as a result of decreased earnings subject to tax. Net earnings decreased $8,872,000 from $15,158,000 to $6,286,000, or 59%.

     LIQUIDITY AND CAPITAL RESOURCES
     Cash provided by operating activities was $25,517,000 during 2002 compared to cash used of $6,042,000 in the comparable period in the prior year. The principle factors behind the increased cash provided are the changes in the components of working capital listed in the statement of cash flows under the line, "Cash Flows from Operating Activities". It is expected that the remaining portions of raw material, work in process, and finished goods inventory, which were part of the Manufactured LIFO Reserve, will be largely liquidated during 2003. As a result, most of the remaining $5,700,000 of LIFO reserve associated with the Manufactured LIFO Reserve will flow through earnings as a reduction in cost of sales in 2003 as these inventories are sold. Cash flows from investing activities were $11,536,000, principally flowing from the sale or maturity of marketable securities. The Company invested in new tooling for the housewares/small appliance division and expanded facilities for the defense products division which accounted for the majority of the $3,408,000 expended for additions to property, plant, and equipment. Financing activity cash flows consisted of a dividend payment of $6,290,000 and the purchase of treasury stock of $3,000. As a result of the foregoing factors, cash and cash equivalents rose by $30,760,000 to $114,637,000.

     Working capital increased by $1,088,000 to $209,361,000 at December 31, 2002. The Company's current ratio was 5.0 to 1.0 at December 31, 2002, compared to 5.4 to 1.0 at the end of fiscal 2001. The increase in working capital is primarily due to the liquidation of a portion of the Company's LIFO inventory reserve. The current year earnings more than offset the dividend paid, and the increase in accounts payable and accrued liabilities were partially offset by reduced accounts receivable.

     The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions or capital investments in these segments if the appropriate return on investment is projected.

     The Company has substantial liquidity in the form of cash and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The slow and steady declines in interest rate yield for tax exempt and other debt securities over the past several years has resulted in reduced levels of interest income for the Company. There can be no assurance when, or if, interest rate yields will return to more historically normal levels. The Company intends to continue its investment strategy of safety and relative near-term liquidity throughout its investment holdings. As a result of this strategy, interest rate yields are not expected to improve, and could continue to decline, during 2003. Interest rate yields are a function of national and international monetary policies and the growth of U.S. and world economies and are not controllable by the Company. As of December 31, 2002, there were no material capital commitments outstanding. No major capital expansion projects are currently planned for 2003.

     In connection with the Company's plant closing activity during 2003, the Company could incur additional losses upon the disposition of property, plant, and equipment associated with the operations being closed. In addition, the Company may have underestimated its plant closing costs that could result in additional expenses during 2003. The Company is not aware of any such costs; however, plant closing activities of this nature are unique and infrequent for the Company, therefore, these activities possess inherent risk that errors in the estimation process could occur. Subject to the foregoing estimation risk, no major plant closing related expenses are expected in 2003.

NEW ACCOUNTING PRONOUNCEMENTS

     Please refer to Note A (13) for information related to the future effect of adopting new accounting pronouncements on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds and 7-day variable rate demand notes which are highly liquid instruments with interest rates set every 7 days that can be tendered to the remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes are further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank's letter of credit. The Company's investments are held primarily in fixed and variable rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material affect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

     The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. Any transactions that are currently entered into for settlement in foreign currency are not deemed material to the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     A. The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Certified Public Accountants are contained on pages F-1 through F-18 of this report.

     B. Quarterly financial data is contained in Note P in Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A listing of the Executive Officers of the Registrant is included in Part
     I. See Note following Item 13 for information relating to Directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     See Note following Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATERS.

     See Note following Item 13.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information with respect to the Company's equity compensation plans as of December 31, 2002.

                              (a)                           (b)                             (c)
     --------------------------------------------------------------------------------------------------------------------
     Plan category            Number of securities to be    Weighted-average exercise       Number of securities
                              issued upon exercise of       price of outstanding options,   remaining available for
                              outstanding options,          warrants and rights             future issuance under
                              warrants and rights                                           equity compensation plans
                                                                                            (excluding securities
                                                                                            reflected in column (a))
     --------------------------------------------------------------------------------------------------------------------

     Equity compensation
     plans approved by
     security holders                    6,250                          $39.36                           --

     Equity compensation
     plans not approved by
     security holders                       --                              --                           --
                                      --------                       ---------                     --------
     Total                               6,250                          $39.36                           --
                                      ========                       =========                     ========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the following Note.

NOTE: Within 120 days after the close of the registrant's fiscal year ended December 31, 2002, the registrant intends to file a definitive proxy statement pursuant to Regulation 14A. Pursuant to the Rules and Regulations of the Securities Exchange Act of 1934, the information required for Items 401, 402, 403 and 404 has been omitted and is incorporated herein by reference from the Proxy.

ITEM 14. CONTROLS AND PROCEDURES

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the 1934
     Act) within 90 days prior to the filing date of this annual report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A. The following consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Certified Public Accountants are included in this report:

                                                                    Form 10-K
                                                                  Page Reference
                                                                  --------------

     1. Consolidated Balance Sheets - December 31, 2002 and 2001     F-1 & F-2

     2. Consolidated Statements of Earnings -
            Years ended December 31, 2002, 2001 and 2000                F-3

     3. Consolidated Statements of Cash Flows -
            Years ended December 31, 2002, 2001 and 2000                F-4

     4. Consolidated Statements of Stockholders' Equity -
            Years ended December 31, 2002, 2001 and 2000                F-5

     5. Notes to Consolidated Financial Statements F-6 thru F-16

     6. Report of Independent Certified Public Accountants F-17


     B. The following Schedules and Exhibits are included in this report:

        Schedule II - Valuation and Qualifying Accounts                 F-18

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

        Exhibit 11 -    Statement Re Computaton of Per Share Earnings

        Exhibit 21 -    Parent and Subsidiaries

        Exhibit 23.1 -  Consent of Grant Thornton LLP

        Exhibit 99.1 -  Chief Executive Officer Certification

        Exhibit 99.2 -  Chief Financial Officer Certification

     All other Schedules and Exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.

     C.   Reports on Form 8-K:

          None

                                   SIGNATURES


Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
                                  (registrant)


                                      By:   /S/ Randy F. Lieble
                                         ----------------------------
                                            Randy F. Lieble
                                            Chief Financial Officer
                                            and Treasurer
                                            (Principal Accounting Officer)


By:  /S/ Richard N. Cardozo           By:   /S/ Melvin S. Cohen
-------------------------------          ----------------------------
    Richard N. Cardozo                      Melvin S. Cohen
    Director                                Director


By:  /S/ Patrick J. Quinn             By:   /S/ James F. Bartl
-------------------------------          ----------------------------
    Patrick J. Quinn                        James F. Bartl
    Director                                Executive Vice President,
                                            Secretary and Director


By:  /S/ Michael J. O'Meara           By:   /S/ Maryjo Cohen
-------------------------------          ----------------------------
     Michael J. O'Meara                     Maryjo Cohen
     Director                               Chair of the Board, President,
                                            Chief Executive Officer and Director



Date:  March 24, 2003
---------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Maryjo Cohen, certify that:

     1. I have reviewed this annual report on Form 10-K of National Presto Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003                  /S/ M.J. Cohen
                                       --------------
                                       M. J. Cohen
                                       Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randy F. Lieble, certify that:

     1. I have reviewed this annual report on Form 10-K of National Presto Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made,.in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003                  /S/ R. F. Lieble
---------------------                  -----------------
                                       R. F. Lieble
                                       Chief Financial Officer

                                                                             F-1
NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

                                                           DECEMBER 31, 2002              DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------
 ASSETS

      CURRENT ASSETS:

           Cash and cash equivalents                                    $114,637                    $ 83,877

           Marketable securities                                          92,578                     106,606

           Accounts receivable                            $ 28,378                   $ 31,101

                Less allowance for doubtful accounts           480        27,898          480         30,621
                                                          --------                   --------

           Inventories:

                Finished goods                              17,675                     19,505

                Work in process                              3,355                      5,349

                Raw materials                                2,976                      8,262

            Supplies                                           981        24,987          881         33,997
                                                          --------                   --------

           Prepaid expenses                                                  998                         896
                                                                        --------                    --------

                Total current assets                                     261,098                     255,997

      PROPERTY, PLANT AND EQUIPMENT:

           Land and land improvements                          163                        163

           Buildings                                         8,385                      8,369

           Machinery and equipment                          14,119                     10,796
                                                          --------                    -------

                                                            22,667                     19,328

                Less allowance for depreciation              9,400        13,267        7,483         11,845
                                                          --------                   --------

      OTHER ASSETS                                                        15,629                      16,234
                                                                        --------                    --------

                                                                        $289,994                    $284,076
                                                                        ========                    ========


The accompanying notes are an integral part of these financial statements.

NATIONAL PRESTO INDUSTRIES, INC.                                             F-2
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                           DECEMBER 31, 2002              DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------
LIABILITIES

     CURRENT LIABILITIES:

          Accounts payable                                               $18,753                    $17,435

          Federal and state income taxes                                   3,643                      3,055

          Accrued liabilities                                             29,341                     27,234
                                                                        --------                    --------

               Total current liabilities                                  51,737                     47,724

     COMMITMENTS AND CONTINGENCIES                                            --                         --

STOCKHOLDERS' EQUITY

     Common stock, $1 par value
          Authorized:  12,000,000 shares
          Issued:  7,440,518 shares                       $ 7,441                     $ 7,441

     Paid-in capital                                          998                       1,011

     Retained earnings                                    249,313                     246,913

     Accumulated other comprehensive income (loss)           (698)                       (251)
                                                          -------                     -------

                                                          257,054                     255,114

     Treasury stock, at cost, 605,513 shares in 2002
     and 603,654 shares in 2001                            18,797                      18,762
                                                          -------                     -------

          Total stockholders' equity                                     238,257                     236,352
                                                                        --------                    --------

                                                                        $289,994                    $284,076
                                                                        ========                    ========

The accompanying notes are an integral part of these financial statements.

NATIONAL PRESTO INDUSTRIES, INC.                                             F-3
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)

         For the years ended December 31,                     2002           2001            2000
----------------------------------------------------------------------------------------------------
     Net sales                                             $ 133,729      $ 119,078       $ 118,955

     Cost of sales                                            96,488         94,119          83,664
                                                           ---------      ---------       ---------

     Gross profit                                             37,241         24,959          35,291

     Selling and general expenses                             26,826         20,428          26,680

     Plant closing costs                                       4,020          6,773              --
                                                           ---------      ---------       ---------

     Operating profit (loss)                                   6,395         (2,242)          8,611

     Other income, principally interest                        5,119          8,377          10,717
                                                           ---------      ---------       ---------

           Earnings before provision for income taxes         11,514          6,135          19,328

     Provision (benefit) for income taxes                      2,824           (151)          4,170
                                                           ---------      ---------       ---------

           Net earnings                                    $   8,690      $   6,286       $  15,158
                                                           =========      =========       =========

     Weighted average shares outstanding:
           Basic                                               6,839          6,856           7,014
                                                           =========      =========       =========
           Diluted                                             6,840          6,857           7,015
                                                           =========      =========       =========

     Net earnings per share:
           Basic                                           $    1.27      $    0.92       $    2.16
                                                           =========      =========       =========
           Diluted                                         $    1.27      $    0.92       $    2.16
                                                           =========      =========       =========



The accompanying notes are an integral part of these financial statements.

NATIONAL PRESTO INDUSTRIES, INC.                                             F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                   For the years ended December 31,                                  2002            2001             2000
                                                                                     ----            ----             ----
Cash flows from operating activities:
        Net earnings                                                              $   8,690       $   6,286       $  15,158
        Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
           Provision for depreciation                                                 1,934           3,436           2,786
           Deferred income taxes                                                        311          (2,343)            198
           Pension charges (credits)                                                  2,646            (399)           (266)
           Plant closing and asset impairment charges                                   685           7,653              --
           Other                                                                        (49)            212             209
           Changes in:
              Accounts receivable                                                     2,723         (18,887)          9,993
              Inventories                                                             9,010             605         (13,980)
              Prepaid expenses                                                          (41)             67              25
              Accounts payable and accrued liabilities                                 (980)         (2,619)          2,442
              Federal and state income taxes                                            588             (53)         (2,956)
                                                                                  ---------       ---------       ---------
                 Net cash provided by (used in) operating activities                 25,517          (6,042)         13,609
                                                                                  ---------       ---------       ---------

Cash flows from investing activities:
        Marketable securities purchased                                             (45,211)        (63,553)        (55,125)
        Marketable securities - maturities and sales                                 60,651         104,144          57,997
        Acquisition of property, plant and equipment                                 (3,408)         (2,038)          3,843)
        Acquisition of businesses                                                      (500)         (3,593)             --
        Sale of property, plant, and equipment                                            4              11              72
                                                                                  ---------       ---------       ---------
               Net cash provided by (used in) investing activities                   11,536          34,971            (899)
                                                                                  ---------       ---------       ---------

Cash flows from financing activities:
        Dividends paid                                                               (6,290)        (13,754)        (14,995)
        Payment of debt acquired in acquisition                                          --          (5,243)             --
        Purchase of treasury stock                                                       (3)         (1,301)        (10,544)
                                                                                  ---------       ---------       ---------
                 Net cash used in financing activities                               (6,293)        (20,298)        (25,539)
                                                                                  ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                                 30,760           8,631         (12,829)
Cash and cash equivalents at beginning of year                                       83,877          75,246          88,075
                                                                                  ---------       ---------       ---------
Cash and cash equivalents at end of year                                          $ 114,637       $  83,877       $  75,246
                                                                                  =========       =========       =========

Supplemental disclosures of cash flow information:
        Cash paid during the year for:
           Income taxes                                                           $   1,985       $   2,423       $   6,930
                                                                                  =========       =========       =========


Supplemental disclosure of non-cash investing and financing activities:
          As of December 31, 2002, 2001, and 2000, the unrealized gain (loss) on available for sale securities, net of tax was $667, $(251), and
              $(177).

The accompanying notes are an integral part of these financial statements.

NATIONAL PRESTO INDUSTRIES, INC.                                             F-5
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except share and per share data)

For the years ended December 31, 2002, 2001, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                Common       Paid-in      Retained     Comprehensive   Treasury
                                                 Stock       Capital      Earnings        Income        Stock        Total
                                                 -----       -------      --------       -------        -----        -----
Balance January 1, 2000                        $   7,441    $   1,033     $ 254,218     $    (746)    $  (7,360)    $ 254,586

Net earnings                                          --           --        15,158            --            --        15,158

Unrealized gain on available for sale
    securities, net of tax                            --           --            --           569            --           569
                                                                                                                    ---------

Total other comprehensive income                      --           --            --            --            --        15,727

Dividends paid, $2.10 per share                       --           --       (14,995)           --            --       (14,995)

Purchase of treasury stock - 338,600 shares           --           --            --            --       (10,544)      (10,544)

Other                                                 --           (6)           --            --           215           209
                                               ---------    ---------     ---------     ---------     ---------     ---------

Balance December 31, 2000                          7,441        1,027       254,381          (177)      (17,689)      244,983

Net earnings                                          --           --         6,286            --            --         6,286

Unrealized loss on available for sale
    securities, net of tax                            --           --            --           (74)           --           (74)
                                                                                                                    ---------

Total other comprehensive income                      --           --            --            --            --         6,212

Dividends paid, $2.00 per share                       --           --       (13,754)           --            --       (13,754)

Purchase of treasury stock - 48,200 shares            --           --            --            --        (1,301)       (1,301)

Other                                                 --          (16)           --            --           228           212
                                               ---------    ---------     ---------     ---------     ---------     ---------

Balance December 31, 2001                          7,441        1,011       246,913          (251)      (18,762)      236,352

Net earnings                                          --           --         8,690            --            --         8,690

Unrealized gain on available for sale
    securities, net of tax                            --           --            --           918            --           918

Unrealized loss on net periodic
   pension cost, net of tax                           --           --            --        (1,365)           --        (1,365)
                                                                                                                    ---------

Total other comprehensive income                      --           --            --            --            --         8,243

Dividends paid, $.92 per share                        --           --        (6,290)           --            --        (6,290)

Purchase of treasury stock - 100 shares               --           --            --            --            (3)           (3)

Other                                                 --          (13)           --            --           (32)          (45)
                                               ---------    ---------     ---------     ---------     ---------     ---------

Balance December 31, 2002                      $   7,441    $     998     $ 249,313     $    (698)    $ (18,797)    $ 238,257
                                               =========    =========     =========     =========     =========     =========

The accompanying notes are an integral part of these financial statements.

NATIONAL PRESTO INDUSTRIES, INC.                                             F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     (1) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: In preparation the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

     (2) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of National Presto Industries, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions are eliminated.

     (3)  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:
          CASH AND CASH EQUIVALENTS: The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds and highly-liquid variable rate demand notes with put options exercisable in three months or less.

          The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the bank for payment of $788,000 and $1,199,000 at December 31, 2002 and 2001, are included as reductions of cash and cash equivalents.

          MARKETABLE SECURITIES: The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

          At December 31, 2002 and 2001, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table:

                                                 MARKETABLE SECURITIES
                               ------------------------------------------------------------
                                 AMORTIZED                       UNREALIZED      UNREALIZED
                                   COST         FAIR VALUE         GAINS           LOSSES
          December 31, 2002
            Tax exempt
              government
              bonds            $ 90,409,000    $ 91,626,000    $  1,257,000    $     40,000
          Equity Securities       1,142,000         952,000         132,000         322,000
                               ------------    ------------    ------------    ------------
          Total marketable
            Securities         $ 91,551,000    $ 92,578,000    $  1,389,000    $    362,000
                               ============    ============    ============    ============

          December 31, 2001
          Tax exempt
               government
               bonds           $105,601,000    $105,965,000    $    828,000    $    464,000
          Equity securities       1,391,000         641,000           9,000         759,000
                               ------------    ------------    ------------    ------------
          Total marketable
            Securities         $106,992,000    $106,606,000    $    837,000    $  1,223,000
                               ============    ============    ============    ============

          Proceeds from sales of marketable securities totaled $60,651,000 in 2002, $104,144,000 in 2001, and $57,997,000 in 2000. Gross gains related to sales of marketable securities totaled $16,000, $47,000, and $9,000 in 2002, 2001, and 2000. Gross losses related to sales of marketable securities were $231,000, $0, and $15,000 in 2002, 2001, and 2000. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income and were a gain of $1,027,000, a loss of $386,000, and a loss of $ 273,000 before taxes at December 31, 2002, 2001, and 2000.

          The contractual maturities of the marketable securities held at December 31, 2002 are $42,276,000 in 2003, $20,402,000 in 2004,
          $11,892,000 in 2005, $17,056,000 beyond 2005 and $952,000 with indeterminate maturities.

     (4) ACCOUNTS RECEIVABLE: The Company's accounts receivable are related to sales of products. Credit is extended based on prior experience with the customer and evaluation of customers' financial condition. Accounts receivable are primarily due within 30 days. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on the Company's historical collection experience, adverse situations that may affect the customers' ability to pay, and prevailing economic conditions.

     (5) INVENTORIES: Housewares/small appliance segment inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method. Inventory for defense and absorbent products segments are stated at the lower of cost or market with cost being determined on the first-in-first-out (FIFO) method.

     (6) PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Depreciation is provided in amounts sufficient to relate the costs of depreciable assets to operations over their service lives which are estimated at fifteen to forty years for buildings and three to seven years for machinery and equipment.

     (7) GOODWILL: The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests whenever an impairment is indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to January 1, 2002, goodwill was amortized over 15 years. Beginning January 1, 2002, goodwill is no longer amortized. The Company's carrying amount, net of accumulated amortization, for goodwill as of December 31, 2002 and December 31, 2001 was $3,406,000 and $2,906,000 and relates to its defense products segment.

          The Company adopted the preceding accounting policy on January 1, 2002 as required by Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets".

          During the first quarter of fiscal 2002, the Company performed the transitional impairment test of goodwill required by SFAS 142. This testing did not indicate an impairment of goodwill at January 1, 2002. In addition, no impairment was indicated when the Company performed its annual impairment test on October 1, 2002. The Company had no intangible assets on January 1, 2002 other than goodwill.

          The following table presents a reconciliation of net earnings and earnings per share, as reported in the financial statements, to those amounts adjusted for goodwill determined in accordance with the provisions of SFAS 142. Comparative information for the year ending December 31, 2000 has not been provided as the goodwill was acquired during 2001 (See Note M).

                                         (In thousands except per share amounts)
                                                   2002             2001
                                                   ----            ----
          Net earnings as reported                $8,690           $6,286
          Add back: goodwill amortization             --              130
                                                  ------           ------
          Adjusted net earnings                   $8,690           $6,416
                                                  ======           ======

          Basic earnings per share:
          As reported                              $1.27            $0.92
          Change in amortization expense              --             0.02
                                                  ------           ------
          Adjusted basic earnings per share        $1.27            $0.94
                                                  ======           ======

          Diluted earnings per share:
          As reported                              $1.27            $0.92
          Change in amortization expense              --             0.02
                                                  ------           ------
          Adjusted diluted earnings per share      $1.27            $0.94
                                                  ======           ======

     8) REVENUE RECOGNITION: The Company recognizes revenue when product is shipped. The Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment for small appliance sales. Early payment discounts are deducted in arriving at net sales.

     (9) ADVERTISING: The Company's policy is to expense advertising as incurred for the year. Advertising expense, including cooperative advertising, was $14,734,000, $9,605,000 and $15,195,000 in 2002, 2001
          and 2000.

     (10) STOCK OPTIONS: The intrinsic value method is used for valuing stock options issued. The pro forma effect on earnings of accounting for stock options using the fair value method is not material. See Note G.

     (11) RECLASSIFICATIONS: Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the 2002 financial statement presentation. These reclassifications did not affect net earnings as previously reported.

     (12) ACCOUNTING POLICY AND DISCLOSURE CHANGES:
          CASH EQUIVALENTS - In 2002 the Company defined cash equivalents as debt instruments with an original maturity of three months or less as permitted by SFAS 95. In prior periods the Company defined cash equivalents as debt instruments with an original maturity of one week or less. Redefining the period of maturity from one week to three months had no effect on the reported dollar amounts of cash equivalents in any period presented.

          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - During 2002 the Company began recording comprehensive income amounts related to its available-for-sale securities and net periodic pension liability. Accumulated comprehensive income presentation has been conformed for all periods to the December 31, 2002 presentation. At December 31, 2002, the $698,000 of accumulated comprehensive loss includes an additional net periodic pension liability related to the Company's defined benefit pension plan in the amount of $1,365,000 offset in part by an unrealizable gain on the Company's available-for-sale marketable security investments in the amount of $667,000. These amounts are recorded net of tax effect.

     (13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

          In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses accounting for guarantees and the disclosure requirements of a guarantor in its interim and annual financial statements. The disclosure requirements of FIN 45 related to the Company's warranty program for the year ended December 31, 2002, are contained in Note D. The liability recognition requirements of FIN 45 apply to guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material affect on the Company's consolidated financial position or results of operations upon its full adoption on January 1, 2003.

          In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" (VIE), which requires consolidation of variable interest entities by holders of variable interests that meet certain conditions. FIN 46 establishes accounting for variable interests in a VIE created after January 31, 2003. FIN 46 clarifies how an enterprise should determine if it should consolidate a VIE. The adoption of FIN 46 is not expected to have a material affect on the Company's consolidated financial position or results of operations.

          In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting and processing for costs associated with exit or disposal activities. SFAS 146 requires the recognition of a liability, measured at fair value, for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. The requirements of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material affect on the Company's consolidated financial position or results of operation.

          In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends the disclosure and certain transition provisions of SFAS 123, "Accounting for Stock-Based Compensation". New interim and annual disclosures related to stock options are required in financial statements prepared after December 15, 2002. The pro forma effect of accounting for the minor number of stock options issued by the Company using the fair value method is not material. Accordingly, this pronouncement is not expected to have a material affect on the Company's consolidated financial position or results of operations.

B.   INVENTORIES:
     The amount of inventories valued on the LIFO basis was $18,024,000 and $27,759,000 as of December 31, 2002 and 2001. Under LIFO, inventories are valued at approximately $5,723,000 and $10,979,000 below current cost determined on a FIFO basis at December 31, 2002 and 2001. The significant reduction in the amount of LIFO inventory below current cost from 2001 to 2002 is attributable to the Company's decision to outsource manufacturing of its housewares/small appliances. See Note N for further information related to the effect of this decision on inventory valuation. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the housewares/small appliances segment.

     The following table describes the effect, as if LIFO inventories had been valued at current cost determined on a FIFO basis.

                              Increase (Decrease)
                              -------------------
                   Cost of            Net           Earnings
         Year       Sales           Earnings       Per Share
         ----       -----           --------       ---------
         2002    $ 5,256,000      (3,259,000)    $  (0.48)
         2001        266,000        (165,000)       (0.02)
         2000       (368,000)        228,000         0.03

     Inventory for the Company's defense and absorbent products segments are valued on a FIFO basis and total $6,108,000 and $5,481,000 at December 31, 2002 and 2001. The 2002 total is comprised of $493,000 of finished goods, $3,336,000 of work in process, and $2,279,000 of raw material and supplies. At December 31, 2001 the total was comprised of $1,030,000 of finished goods, $3,443,000 of work in process, and $1,008,000 of raw material and supplies.

C.   ACCRUED LIABILITIES:
     At December 31, 2002 accrued liabilities consisted of payroll $2,883,000, insurance $16,854,000, environmental $2,692,000, plant closing costs $521,000, employee termination $2,148,000, minimum pension liability $2,713,000 and other $1,530,000. At December 31, 2001 accrued liabilities consisted of payroll $3,143,000, insurance $17,230,000, environmental $3,101,000, plant closing costs $1,399,000, employee termination $637,000 and other $1,724,000.

D.   PRODUCT WARRANTY:
     Company products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 2 to 12 years from date of purchase. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. The Company services its products through independent service providers throughout the United States and a corporate service repair operation. The Company's service and warranty programs are competitive with those offered by other manufacturers in the industry. The Company determines its product warranty liability based on historical percentages.

     The following table shows the changes in product warranty liability for the period (in thousands):

                                                       2002        2001
                                                       ----        ----
     Beginning balance January 1,                    $ 1,492     $ 1,309

     Accruals during the period                        3,002       3,103

     Charges/payments made under the warranties       (3,029)     (2,920)
                                                     -------     -------

     Balance December 31                             $ 1,465     $ 1,492
                                                     =======     =======

E.   TREASURY STOCK:
     As of December 31, 2002, the Company has authority from the Board of Directors to reacquire 520,900 shares of the Company's common stock. During 2002 and 2001, 100 and 48,200 shares were reacquired. Treasury shares have been used for the exercise of stock options and to fund the Company's 401(k) contributions.

F.   NET EARNINGS PER SHARE:
     Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 6,250; 7,500; and 8,750 shares of common stock with a weighted average exercise price of $39.36, $39.39, and $39.41 were outstanding at December 31, 2002, 2001, and 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

G.   STOCK OPTION PLAN:
     The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for key employees. Stock options for 6,250 shares at a weighted average price of $39.36 per share were outstanding at December 31, 2002. Stock options for 7,500 shares at a weighted average price of $39.39 per share were outstanding at December 31, 2001. There were 1,250 shares exercisable at $39.36 at December 31, 2002 and 1,250 shares exercisable at $39.39 at December 31, 2001. The pro forma effect of accounting for stock options using the fair value method is not material.

H.   RETIREMENT PLANS:
     PENSION PLANS:
     The Company has pension plans which cover the majority of employees. Pension benefits are based on an employee's years of service and compensation near the end of those years of service. The Company's funding policy has been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members. The Company obtains actuarial valuations for defined benefit plans on December 31 of each year. Plan assets consist primarily (74%) of interest bearing securities with the balance in corporate stocks, principally National Presto Industries, Inc. common stock. Effective January 1, 2003 the Company's two defined benefit pension plans were merged into one plan. The actuarial information presented below as of December 31, 2002, was prepared by the Company's actuary, as if the plan merger had occurred on December 31, 2002.

                                                      (In Thousands)
                                                     Pension Benefits
                                             --------------------------------
                                              2002        2001         2000
                                              ----        ----         ----
     Net periodic cost:
       Service cost                          $   407     $   374     $   325
       Interest cost                             802         755         708
       Expected return on assets                (749)       (743)       (717)
       Amortization of transition amount         (83)       (104)       (104)
       Amortization of prior service cost        187         223         227
       Actuarial loss                            212         157          90
       Settlement charge                         882          --          --
       Curtailment charge                         58          74          --
                                             -------     -------     -------
           Net periodic benefit cost         $ 1,716     $   736     $   529
                                             =======     =======     =======

                                                        (In Thousands)
                                                       Pension Benefits
                                                    ----------------------
                                                      2002         2001
                                                      ----        ----
Change in benefit obligation:
  Benefit obligation at beginning of year           $ 10,755     $  9,683
  Service cost                                           407          374
  Interest cost                                          802          755
  Special termination benefits                           737           20
  Curtailment gain                                      (203)          (5)
  Actuarial loss                                       1,018          557
  Benefits and expenses paid                          (2,832)        (629)
                                                    --------     --------
      Benefit obligation at end of year             $ 10,684     $ 10,755
                                                    ========     ========

Change in plan assets:
  Fair value of plan assets at beginning of year    $ 10,132     $  8,656
  Employer contributions                                 961        1,857
  Actual return on plan assets                           240          248
  Benefits and expenses paid                          (2,832)        (629)
                                                    --------     --------
     Fair value of plan assets at end of year       $  8,501     $ 10,132
                                                    ========     ========

Reconciliation of funded status:
  Funded status                                     $ (2,183)    $   (623)
  Unrecognized actuarial loss                          4,059        3,829
  Unrecognized prior service cost                        497          743
  Unrecognized net transition obligation                  --          (83)
                                                    --------     --------
     Prepaid benefit                                $  2,373     $  3,866
                                                    ========     ========

Statement of financial position:
  Prepaid benefit cost                              $  2,373     $  3,866
  Additional minimum liability                        (2,713)          --
  Intangible asset                                       497           --
  Accumulated other comprehensive income               2,216           --
                                                    --------     --------
     Recognized amount                              $  2,373     $  3,866
                                                    ========     ========

     The Company's accumulated benefit obligation of $8,841,000 exceeds the fair value of the plan's assets at December 31, 2002. This caused the Company to recognize an additional minimum liability in the fourth quarter of 2002 of $2,713,000. The recognition of this additional minimum liability results in the Company recognizing an additional intangible asset of $497,000, which is equal to the unrecognized prior service cost. The difference between the additional minimum liability and intangible asset of $2,216,000, or $1,365,000 net of tax, represents a net loss not yet recognized as net periodic pension cost and is recorded net of tax in other comprehensive income as an unrealized loss on net periodic pension cost. When the value of plan assets exceeds the accumulated benefit obligation the additional minimum liability, intangible asset and the unrealized loss recorded in comprehensive income will no longer be required.

     During 2002 the company offered an early retirement window of enhanced retirement benefits to long-term employees in its pension plan. The special termination benefit cost associated with this window was $737,000.

     The combination of the early retirement window and a concurrent layoff, which were part of the same restructuring plan, resulted in a curtailment. The effect of the curtailment was a charge of $58,000 in 2002.

     The amount of lump sum benefits paid from the plan during 2002 triggered a settlement. The effect of the settlement was a charge of $882,000.

     WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:

                                         2002          2001         2000
                                         ----          ----         ----
     Discount rate                       6.50%         7.25%        7.50%
     Expected return on plan assets      8.00%         8.00%        8.00%
     Rate of compensation increase       4.00%         5.00%        5.00%

     401(k) PLAN:
     The Company sponsors a 401(k) retirement plan that covers substantially all employees. The Company will match up to 50% of the first 4% contributed by employees to the plan. This matching contribution can be made with either cash or common stock, at the company's discretion. Contributions made from the treasury stock, including the Company's cash dividends, totaled $213,000 in 2002, $251,000 in 2001, and $209,000 in 2000.

I.   INCOME TAXES:
     The following table summarizes the provision for income taxes:

                                                    (In Thousands)
                                             ----------------------------
                                                2002      2001      2000
                                                ----      ----      ----
         Current:
              Federal                        $ 1,927   $ 1,790   $ 3,345
              State                              586       402       627
                                             -------   -------   -------
                                               2,513     2,192     3,972
                                             =======   =======   =======
         Deferred:
              Federal                            286    (2,013)      170
              State                               25      (330)       28
                                             -------   -------   -------
                                                 311    (2,343)      198
                                             -------   -------   -------
         Total tax provision                 $2 ,824   $  (151)  $ 4,170
                                             =======   =======   =======

     The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

                                              Percent of Pre-tax Income
                                             ----------------------------
                                                2002      2001      2000
                                                ----      ----      ----
         Statutory rate                         35.0%     35.0%     35.0%
         State tax                               3.5       0.8       2.2
         Tax exempt interest and dividends     (12.3)    (37.3)    (14.9)
         Other                                  (1.7)     (1.0)     (0.7)
                                             -------   -------   -------
         Effective rate                         24.5%     (2.5)%    21.6%
                                             =======   =======   =======

     Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in a net deferred tax asset are as follows at December 31:

                                               (In Thousands)
                                             ------------------
                                                2002      2001
                                                ----      ----
         Insurance                           $ 6,472   $ 6,616
         Environmental                         1,034     1,119
         Pension                                (911)   (1,521)
         Plant Closing                         3,202     2,939
         Other                                  (222)      734
                                             -------   -------
                                             $ 9,575   $ 9,887
                                             =======   =======

J.   COMMITMENTS AND CONTINGENCIES:
     On July 16, 2002, the Securities and Exchange Commission filed a lawsuit against National Presto Industries, Inc. alleging the company operated as an unregistered investment company. The case does not involve fraud, deceptive practices or questionable accounting methods, and the Company plans to vigorously defend itself. If unsuccessful, the Company may have to reallocate invested assets which will result in reduced yields, or it might be required to register as an investment company. The obligations upon registration are many and could include: 1) possible imposition of significant additional reporting requirements (a burden which would not be imposed on its competitors); 2) potential regard in the market as a closed end mutual fund which could result in a trading price sharply discounted from net asset value; 3) possible limitations on the use of capital and earnings which could inhibit or terminate commercial business growth.

     In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material affect on the Company's consolidated financial position, liquidity, or results of operations.

K.   CONCENTRATIONS:
     For the year ended December 31, 2002, one customer accounted for 37% of net sales. Two customers accounted for 37% and 11% of net sales for the year ended December 31, 2001. Two customers accounted for 41% and 11% of net sales for the year ended December 31, 2000. The preceding concentrations related to housewares/small appliance net sales.

     As discussed in Note N, the Company has decided to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. With this decision, it could see deliveries from the Orient disrupted by labor or supply problems at the vendors, or transportation delays. As a consequence, products may not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective. In addition, the Company's manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2002.

L.   ENVIRONMENTAL:
     As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. Based on factors known as of December 31, 2002, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible that the existing accrual could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

M.   BUSINESS ACQUISITIONS:
     On February 24, 2001 the Company acquired the outstanding stock of AMTEC Corporation, a supplier to the defense industry, for cash. The acquisition was accounted for as a purchase with all assets and liabilities recorded at fair market value. At the date of the acquisition, total assets were approximately $8,500,000. An earn-out payment of $500,000 was made during 2002 and was recorded as additional goodwill. An additional $150,000 of purchase consideration is contingently payable to the previous shareholders of AMTEC based on meeting certain criteria.

     On November 19, 2001 the Company purchased two high speed diaper machines and assumed other liabilities in the acquisition of the existing customer base of RMED International, Inc. The acquisition was accounted for as a purchase with no goodwill recognized. At the date of the acquisition, total assets were approximately $7,300,000.

N.   PLANT CLOSING:
     In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and is currently exploring alternative uses for the facility. A final decision on sale or other disposition of the Alamogordo facility will be made in 2003. The Company closed its Jackson, Mississippi plant during the fourth quarter of 2002 and has decided to modify this plant to serve as a warehousing and shipping facility. Modification to the Jackson plant should be completed during 2003.

     As a result of the Company's transition from U.S. plant production to Orient sourcing, the Company recorded charges in both 2002 and 2001, which are summarized in the table below. During the first quarter of 2002, the Company recorded a charge of $3,953,000 related to involuntary termination benefits. In the fourth quarter of 2002, the Company recorded an additional charge of $701,000 associated with additional employees identified by the Company for early retirement and termination as a result of plant closing activities. The total plant closing charge for 2002 was $.42 per share, net of tax, and amounted to $4,585,000, of which $565,000 related to the write down of inventory which was recorded in cost of sales. During the fourth quarter of 2001 the Company recorded a charge of $7,653,000 or $.70 per share, net of tax. This 2001 fourth quarter charge included $5,617,000 for impairment of principally machinery and equipment, $880,000 for the write down of inventory recorded in cost of sales, $637,000 for involuntary employee termination benefits and other exit costs of $519,000. The machinery and equipment impairment charge was computed using fair values obtained from third party appraisers, equipment price lists and other suppliers, which were compared to the historical net book values at the time of the decision to close the plants. The provisions of SFAS 121 were applied to the impaired assets in determining the amount of impairment to record. A change in estimates was recorded in the fourth quarter of 2002, decreasing the employee termination benefit accrual and increasing the inventory write-down and other exit cost accruals. The estimated changes were primarily due to lower than expected health care costs associated with employee termination benefits and higher than expected costs associated with the shutdown of U.S. plant manufacturing activities.

     The total outsourcing of all Company housewares/small appliance product manufacturing results in the creation of a new LIFO inventory category for the outsourced products. The previous LIFO inventory reserve of approximately $11,000,000 ("Manufactured LIFO Reserve"), which is associated with the manufactured housewares/small appliance inventories prior to plant closings, will be realized as this inventory category is sold. During 2002, the Company recognized a $5,300,000 (or $.48 per share, net of tax) reduction in cost of goods sold resulting from the partial liquidation of the Manufactured LIFO Reserve. The Company expects to largely liquidate the remainder of the Manufactured LIFO Reserve of approximately $5,700,000 during 2003.

     The following table summarizes the plant closing accrual:

                                      Employee                           Other
                                     Termination       Inventory          Exit
                                       Benefits        Writedown          Cost           Total
                                       --------        ---------          ----           -----
         January 1, 2001              $        --     $        --     $        --     $        --

         Additions in 2001                637,000         880,000         519,000       2,036,000
                                      -----------     -----------     -----------     -----------

         Balance December 31, 2001        637,000         880,000         519,000       2,036,000

         Additions in 2002              4,654,000              --              --       4,654,000

         Charges in 2002               (2,156,000)     (1,445,000)       (299,000)     (3,900,000)

         Changes in estimates            (987,000)        565,000         301,000        (121,000)
                                      -----------     -----------     -----------     -----------

         Balance December 31, 2002    $ 2,148,000     $        --     $   521,000     $ 2,669,000
                                      ===========     ===========     ===========     ===========


O.   BUSINESS SEGMENTS:
     Historically the Company has operated in one business segment, housewares/small appliances. As described in Note M, the Company completed two acquisitions during 2001. The Company identifies its segments based on the Company's organization structure, which is primarily by principal products. The principal product groups are housewares/small appliances, defense products and absorbent products.

     Housewares/small appliances is the Company's primary product line which has historically manufactured and distributed small electrical appliances and housewares. These products are sold directly to retail outlets throughout the United States and also through independent distributors. Many of the products have been manufactured in Alamogordo, New Mexico, and Jackson, Mississippi, while other products are imported from nonaffiliated companies located in the Orient. As more fully described in Note N, the Company has exited U.S. manufacturing during 2001 and 2002 and will now primarily source its housewares/small appliance products from foreign manufacturers.

     The defense segment was acquired in February 2001 and manufactures precision mechanical, electromechanical and electronic assembly components for the U.S. government and sub-contractors. The defense segment manufacturing plant is located in Janesville, Wisconsin.

     The absorbent product line was acquired on November 19, 2001. This segment manufactures diapers at the Company's facilities in Eau Claire, Wisconsin. Products are sold to retail outlets, distributors, and other absorbent product manufacturers.

     In the following summary, operating profit represents earnings before other income, principally interest income and income taxes.

     The Company's segments operate discretely from each other with no shared manufacturing facilities. Costs associated with corporate activities (such as cash and marketable securities management) are included within the housewares/small appliances segment for all periods presented.

                                                    (In Thousands)
                                ------------------------------------------------------------
                                Housewares /
                                   Small           Defense       Absorbent
                                 Appliances        Products       Products           Total
                                 ----------        --------       --------           -----
YEAR ENDED DECEMBER 31, 2002
External net sales               $ 116,032        $   9,290       $   8,407        $ 133,729
Gross profit                        33,844            2,966             431           37,241
Operating profit                     4,601            1,925            (131)           6,395
Total assets                       270,042           11,899           8,053          289,994
Depreciation and amortization          954              153             827            1,934
Capital expenditures                 1,425            1,771             212            3,408

YEAR ENDED DECEMBER 31, 2001
External net sales               $ 111,264        $   6,999(2)    $     815(3)     $ 119,078
Gross profit                        23,153            1,767              39           24,959
Operating profit (loss)             (3,342)(1)        1,247            (147)          (2,242)
Total assets                       266,030           10,187           7,859          284,076
Depreciation and amortization        2,896              280             260            3,436
Capital expenditures                 1,968               70              --            2,038

YEAR ENDED DECEMBER 31, 2000
External net sales               $ 118,955        $      --       $      --        $ 118,955
Gross profit                        35,291               --              --           35,291
Operating profit                     8,611               --              --            8,611
Total assets                       288,530               --              --          288,530
Depreciation and amortization        2,786               --              --            2,786
Capital expenditures                 3,843               --              --            3,843


(1) The operating loss in small appliances in 2001 reflects a charge for plant closing costs of $7,653,000 which is more fully described in Note N.
(2) The defense product segment was acquired on February 24, 2001 and, accordingly, external net sales represents approximately ten months of activity.
(3) The Absorbent Products division was acquired on November 19, 2001 and, accordingly external net sales represents approximately one month of activity.

P.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

     The following represents unaudited financial information for 2002 and 2001:

                                         (In Thousands)
                        ----------------------------------------------
                           Net       Gross         Net        Earnings
           Quarter        Sales      Profit      Earnings    Per Share
                          -----      ------      --------    ---------
          2002
            First       $ 22,596    $  3,057    $ (2,360)    $  (0.35)
            Second        20,378       4,103       1,083         0.16
            Third         28,447       5,656         893         0.13
            Fourth        62,308      24,425       9,074         1.33
                        --------    --------    --------     --------
               Total    $133,729    $ 37,241    $  8,690     $   1.27
                        ========    ========    ========     ========
          2001
            First       $ 19,827    $  2,746    $  1,250     $   0.18
            Second        17,408       3,040       1,379         0.20
            Third         26,902       6,225       2,137         0.31
            Fourth        54,941      12,948       1,520         0.23
                        --------    --------    --------     --------
               Total    $119,078    $ 24,959    $  6,286     $   0.92
                        ========    ========    ========     ========

      During the fourth quarter of 2002 the Company recorded plant closing costs and changes in estimates related to plant closing activities of $580,000 and a reduction in cost of goods sold of $4,079,000 resulting from the sale of products accounting for under the LIFO method which had been manufactured in the Company's U.S. manufacturing plants which were closed in 2002. (See Note N.)

      In addition, the Company recorded a $1,677,000 pension cost charge during the fourth quarter of 2002 primarily related to the early retirement of long-term employees. (See Note H).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
National Presto Industries, Inc.

     We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note A(12), the accompanying consolidated financial statements for the years ended December 31, 2001 and 2000, have been adjusted to present separately other comprehensive income and charges in other comprehensive income.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, represents fairly, in all material respects, the information therein.


/S/ Grant Thornton LLP
Minneapolis, Minnesota
February 14, 2003

                NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2002, 2001 and 2000

                                                              (In Thousands)
                                                              --------------
          Column A                      Column B         Column C        Column D        Column E
          --------                      --------         --------        --------        --------
                                        Balance at                                      Balance at
                                        Beginning                                           End
        Description                     of Period      Additions (A)   Deductions (B)    of Period
        -----------                     ---------      -------------   --------------    ---------
Deducted from assets:
  Allowance for doubtful accounts:

   Year ended December 31, 2002             $ 480          $ 113           $ 113           $ 480
                                            =====          =====           =====           =====

   Year ended December 31, 2001             $ 450          $ 226           $ 196           $ 480
                                            =====          =====           =====           =====

   Year ended December 31, 2000             $ 450          $ (41)          $ (41)          $ 450
                                            =====          =====           =====           =====



Notes:
   (A) Amounts charged (credited) to selling and general expenses

   (B) Principally bad debts written off, net of recoveries