Form 10-Q
period 2003-03-30
NATIONAL PRESTO INDUSTRIES INC
filed 2003-05-13
CIK 80172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

There were 6,816,380 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 30, 2003 and December 31, 2002
(Unaudited)
(Dollars in thousands)

                                                                  2003                        2002

ASSETS
   CURRENT ASSETS:
                Cash and cash equivalents                             $119,953                    $114,637

                Marketable securities                                   88,398                      92,578

                Accounts receivable, net                                13,815                      27,898

                Inventories:
                   Finished goods                         $ 13,578                    $ 18,656

                   Work in process                           3,867                       3,355

                   Raw materials                             3,604      21,049           2,976      24,987
                                                          --------                    --------

                Other Current Assets                                     1,240                         998
                                                                      --------                    --------

                   Total current assets                                244,455                     261,098

     PROPERTY, PLANT AND EQUIPMENT                          23,699                      22,667

                   Less allowance for depreciation           9,941      13,758           9,400      13,267
                                                          --------                    --------

     OTHER ASSETS                                                       15,658                      15,629
                                                                      --------                    --------

                                                                      $273,871                    $289,994
                                                                      ========                    ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 30, 2003 and December 31, 2002
(Unaudited)
(Dollars in thousands)

                                                                          2003                        2002
LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                                $ 11,284                    $ 18,753

              Federal and state income taxes                                     2,242                       3,643

              Accrued liabilities                                               26,965                      29,341

                                                                              --------                    --------
                 Total current liabilities                                      40,491                      51,737

COMMITMENTS AND CONTINGENCIES                                                       --                          --


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares                         $  7,441                    $  7,441

              Paid-in capital                                          993                         998

              Retained earnings                                    245,082                     249,313

              Accumulated other comprehensive income (loss)           (850)                       (698)
                                                                  --------                    --------

                                                                   252,666                     257,054

              Treasury stock, at cost                               19,286                      18,797

                                                                  --------                    --------
                    Total stockholders' equity                                 233,380                     238,257
                                                                              --------                    --------
                                                                              $273,871                    $289,994
                                                                              ========                    ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months ended March 30, 2003 and March 31, 2002
(Unaudited)
(In thousands except per share data)

                                                        THREE MONTHS ENDED
                                                       --------------------
                                                         2003        2002
---------------------------------------------------------------------------
Net sales                                              $ 22,054    $ 22,596

Cost of sales                                            15,827      19,539

                                                       --------    --------
      Gross profit                                        6,227       3,057

Selling and general expenses                              4,579       5,129

Plant closing costs                                          --       3,953

                                                       --------    --------
      Operating profit (loss)                             1,648      (6,025)

Other income, principally interest                        1,108       1,494

                                                       --------    --------
  Earnings (loss) before provision for income taxes       2,756      (4,531)

Income tax provision (benefit)                              703      (2,171)

                                                       --------    --------
    Net earnings (loss)                                $  2,053    $ (2,360)
                                                       ========    ========

Weighted average shares outstanding:
              Basic                                       6,830       6,837
                                                       ========    ========
              Diluted                                     6,831       6,837
                                                       ========    ========

Net earnings (loss) per share:
              Basic                                    $   0.30    $  (0.35)
                                                       ========    ========
              Diluted                                  $   0.30    $  (0.35)
                                                       ========    ========

Cash dividends declared and paid per common share      $   0.92    $   0.92
                                                       ========    ========

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 30, 2003 and March 31, 2002
(Unaudited) (Dollars in thousands)

                                                                          2003          2002
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings (loss)                                      $   2,053     $  (2,360)
              Adjustments to reconcile net earnings (loss) to net
                 cash provided by (used in) operating activities:
                 Provision for depreciation                                  543           432
                 Deferred Tax                                                (29)           --
                 Plant closing charges                                        --         3,953
                 Other                                                        --            65
                 Changes in:
                    Accounts receivable                                   14,083        17,817
                    Inventories                                            3,938         1,404
                   Other Current Assets                                     (242)         (273)
                    Accounts payable and accrued liabilities              (9,845)       (6,195)
                    Federal and state income taxes                        (1,401)       (3,055)
                                                                       ---------     ---------
                          Net cash provided by operating activities        9,100        11,788
                                                                       ---------     ---------

Cash flows from investing activities:
              Marketable securities purchased                             (6,235)       (6,463)
              Marketable securities - maturities and sales                10,264        21,467
              Acquisition of property, plant and equipment                (1,035)         (604)
                                                                       ---------     ---------
                          Net cash provided by investing activities        2,994        14,400
                                                                       ---------     ---------

Cash flows from financing activities:
              Dividends paid                                              (6,284)       (6,290)
              Purchase of Treasury Stock                                    (523)           (8)
              Sale of Treasury Stock                                          29            36
                                                                       ---------     ---------
                          Net cash used in financing activities           (6,778)       (6,262)
                                                                       ---------     ---------

Net increase in cash and cash equivalents                                  5,316        19,926
Cash and cash equivalents at beginning of period                         114,637        83,877
                                                                       ---------     ---------
Cash and cash equivalents at end of period                             $ 119,953     $ 103,803
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

NOTE B - BUSINESS SEGMENTS
--------------------------

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

                                                                   (IN THOUSANDS)
                                       ----------------------------------------------------------------------
                                       HOUSEWARES/
                                         SMALL                DEFENSE          ABSORBENT
                                       APPLIANCES            PRODUCTS           PRODUCTS             TOTAL
                                       ---------            ---------          ---------           ---------
QUARTER ENDED MARCH 30, 2003
External net sales                     $  17,477            $   1,860          $   2,717           $  22,054
Gross profit                               5,289                  556                382               6,227
Operating profit                           1,114                  282                252               1,648
Total assets                             253,646               12,012              8,213             273,871
Depreciation and amortization                319                   27                197                 543
Capital expenditures                         105                  856                 74               1,035


QUARTER ENDED MARCH 31, 2002
External net sales                     $  19,134            $   2,147          $   1,315           $  22,596
Gross profit                               2,484                  502                 71               3,057
Operating profit (loss)                   (6,205)*                344               (164)             (6,025)
Total assets                             253,795                9,855              7,777             271,427
Depreciation and amortization                213                   23                196                 432
Capital expenditures                         451                  134                 19                 604

         * The operating loss of the Housewares/small appliance division is after recording a charge for plant closing costs of $3,953,000 more fully described in Note D.

NOTE C - PRODUCT WARRANTY
-------------------------

Company Housewares/small appliance products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 2 to 12 years from date of purchase. The Company allows a 60-day over-the-counter initial return privilege through cooperating dealers. The Company services its products through independent service providers throughout the United States and a corporate service repair operation. The Company's service and warranty programs are competitive with those offered by other manufacturers in the industry. The Company determines its product warranty liability based on historical percentages.

The following table shows the changes in product warranty liability for the period:

                                         2003           2002
                                        -------        -------
     Beginning balance January 1        $ 1,465        $ 1,492
     Accruals during the period             524            589
     Charges / payments made
        under the warranties               (774)          (274)
                                        -------        -------
     Balance end of period              $ 1,215        $ 1,807
                                        =======        =======

NOTE D - PLANT CLOSING
----------------------

In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and explored alternative uses for the facility. Subsequent to quarter end a final decision has been made to dispose of the Alamogordo facility. The Company closed its Jackson, Mississippi, plant during the fourth quarter of 2002 and has decided to modify this plant to serve as a warehousing and shipping facility. Modification to the Jackson plant should be completed during 2003. The Company plans to have the Alamogordo plant and manufacturing equipment and the Jackson manufacturing equipment available for sale in the second and third quarters of 2003.

As a result of the Company's transition from U.S. plant production to Orient sourcing, the Company recorded charges in both 2002 and 2001. The principal activity during the first quarter of 2002 was the accrual of $3,953,000 of employee termination benefits. The principal plant closing activity during the first quarter of 2003 was the payment of employee termination benefits and other exit related costs. There may be additional charges later in the year.

The following table summarizes the plant closing accrual activities for the periods presented:

                                   Employee                                     Other
                                 Termination             Inventory              Exit
                                   Benefits             Write-Down              Costs                 Total
                                 -----------           -----------          -----------           -----------
Balance January 1, 2003          $ 2,148,000           $        --          $   521,000           $ 2,669,000
Additions in 2003                         --                    --                   --                    --
Charges in 2003                     (296,000)                   --             (318,000)             (614,000)
                                 -----------           -----------          -----------           -----------
Balance March 30, 2003           $ 1,852,000           $        --          $   203,000           $ 2,055,000
                                 ===========           ===========          ===========           ===========


Balance January 1, 2002          $   637,000           $   880,000          $   519,000           $ 2,036,000
Additions in 2002                  3,953,000                    --                   --             3,953,000
                                 -----------           -----------          -----------           -----------
Balance March 31, 2002           $ 4,590,000           $   880,000          $   519,000           $ 5,989,000
                                 ===========           ===========          ===========           ===========

The total outsourcing of all Company housewares/small appliance product manufacturing results in the creation of a new LIFO inventory category for the outsourced products. The previous LIFO inventory reserve of approximately $11,000,000 (Manufactured LIFO Reserve) as of January 1, 2002, which is associated with the manufactured housewares/small appliance inventories prior to plant closings, will be realized as this inventory category is sold. During the second half of 2002 the Company recognized a $5,300,000 (or $.48 per share, net of tax) reduction in cost of goods sold resulting from the partial liquidation of the Manufactured LIFO Reserve. During the first quarter of 2003 the Company recognized a $1,247,000 (or $.11 per share, net of tax) partial liquidation of the Manufactured LIFO Reserve. The Company expects to largely liquidate the remainder of the Manufactured LIFO Reserve of approximately $4,453,000 during the balance of 2003.

NOTE E - COMMITMENTS AND CONTINGENCIES
--------------------------------------

On July 16, 2002, the Securities and Exchange Commission filed a lawsuit against National Presto Industries, Inc. alleging the company operated as an unregistered investment company. The case does not involve fraud, deceptive practices or accounting methods, and the Company plans to vigorously defend itself (see Form 8-K filed on July 15, 2002). If unsuccessful the Company may have to reallocate invested assets which will result in reduced yields or it might be required to register as an investment company. The obligations upon registration are many and could include: 1) possible imposition of significant additional reporting requirements (a burden which would not be imposed upon its competitors); 2) potential regard in the market as a closed end mutual fund which could result in a trading price sharply discounted from net asset value;
3) possible limitations on the use of capital and earnings which could inhibit or terminate commercial business growth.

In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of these matters will not have a material affect on the Company's consolidated financial position.

NOTE F - ACCUMULATED OTHER COMPREHENSIVE INCOME
-----------------------------------------------

The $850,000 of accumulated comprehensive loss at March 30, 2003, reflects the fair value gain adjustment, net of the tax effect of $515,000, of available-for-sale marketable security investments offset by the additional net periodic pension liability related to the Company's defined benefit pension plan in the amount of $1,365,000, net of tax. Total comprehensive income was $1,901,000 for the three month period ended March 30, 2003 and a loss of $1,728,000 for the three month period ended March 31, 2002.

NOTE G - RECLASSIFICATIONS
--------------------------

Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 financial statement presentation. These reclassifications did not effect net earnings or stockholders' equity as previously reported.

NOTE H - ADOPTION OF NEW ACCOUNTING STANDARDS
---------------------------------------------

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. "FIN 45 addresses accounting for guarantees and the disclosure requirements of a guarantor in its interim and annual financial statements. The disclosure requirements of FIN 45 related to the Company's warranty program for the period ending March 30, 2003, are contained in Note C. The liability recognition requirements of FIN 45 apply to guarantees issued or modified after December 31, 2002. The adoption of this pronouncement did not have a material affect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" (VIE), which requires consolidation of variable interest entities by holders of variable interests that meet certain conditions. FIN 46 establishes accounting for variable interests in a VIE created after January 31, 2003. FIN 46 clarifies how an enterprise should determine if it should consolidate a VIE. The adoption of FIN 46 has not had a material affect on the Company's consolidated financial position or results of operation.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting and processing for costs associated with exit or disposal activities. SFAS 146 requires the recognition of a liability, measured at fair value, for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. The requirements of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material affect on the Company's consolidated financial position or results of operation.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation- Transition and Disclosure." SFAS 148 amend the disclosure and certain transition provisions of SFAS 123, "Accounting for Stock-Based Compensation." New interim and annual disclosures related to stock options are required in financial statements prepared after December 15, 2002. The pro forma effect of accounting for the minor number of stock options issued by the Company using the fair value method is not material. Accordingly, this pronouncement did not have a material affect on the Company's consolidated financial position or results of operations.




--------------------------------------------------------------------------------

The foregoing information for the periods ended March 30, 2003, and March 31, 2002, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2002, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2002 Annual Report. Interim results for the period are not indicative of those for the year.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere is this Form 10-Q, in the Company's 2002 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 20, 2003, and in the Company's press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material or production cost which cannot be recouped in product pricing, and the impact of closing certain U.S. production facilities. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

COMPARISON FIRST QUARTER 2003 AND 2002
         Readers are directed to Note B, "Business Segments" for data on the financial results of the Company's three business segments for the Quarters ended March 30, 2003 and March 31, 2002.

         Net sales decreased by $542,000 from $22,596,000 to $22,054,000 or 2%.
The Housewares/Small Appliance Division and Defense Products Division net sales decreased primarily from reduced unit volume. The Absorbent Products Division net sales increased, reflecting increased unit volume.

         Gross profit for 2003 increased $3,170,000 from $3,057,000 to $6,227,000. For Housewares/Small Appliance Division the increase in gross margins in part reflected reduced product costs from offshore sourcing along with a $1,247,000 partial liquidation of the Manufactured LIFO reserve (see Note
D). For the Defense Products Division the gross profit increase was primarily the result of improved product mix. The increased gross margin for the Absorbent Products Division primarily reflects increased volume of sales.

         Housewares/Small Appliance selling and general expenses decreased because of reduced volume and the corporate restructuring completed during 2002. The Company accrues unexpended advertising costs budgeted for the year against each quarter's sales. Major advertising commitments are incurred in advance of the expenditures, and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers' purchase to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represent that percentage of the annual advertising budget associated with that quarter's shipments. Revisions to this budget result in periodic changes to the accrued liability for committed advertising expenditures.

         The first quarter of 2002 includes a $3,953,000 estimated charge related to involuntary termination benefits stemming from the announced closing of the Company's Housewares/Small Appliance manufacturing operations in Jackson, Mississippi and Alamogordo, New Mexico. See Note D to the Consolidated Financial Statements.

         Other income, principally interest, decreased $386,000 from $1,494,000 to $1,108,000 primarily as a result of a lower rate of return on invested funds.

         Earnings before provision for income taxes increased $7,287,000 from a loss of $4,531,000 to a profit of $2,756,000. The income tax provision increased from a benefit of $2,171,000 to a provision of $703,000, which resulted in an effective income tax benefit rate of 48% in 2002 and an effective income tax provision of 26% in 2003. Net earnings increased $4,413,000 from a loss of $2,360,000 to a profit of $2,053,000, or 187%.

LIQUIDITY AND CAPITAL RESOURCES
         Cash and cash equivalents rose by $5,316,000 to $119,953,000. The various changes that make up the increase can be found in the Consolidated Statement of Cash Flows. See Note D for information on 2002 plant closing charges.

         The Company expects to continue to evaluate acquisition opportunities and will make further acquisitions if the appropriate return on investment is projected.

         The Company has substantial liquidity in the form of cash and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. As of March 30, 2003, there were no material capital commitments outstanding.

         In connection with the Company's plant closing activity during 2003, the Company could incur additional losses upon the disposition of property, plant, and equipment associated with the operations being closed. In addition, the Company may have additional plant closing costs. The Company is not aware of any such costs; however, plant closing activities of this nature are unique and infrequent for the Company, therefore, these activities possess inherent risk that errors in the estimation process could occur. Subject to the foregoing estimation risk, no major plant closing related expenses are expected in 2003.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note H for information related to the effect of adopting new accounting pronouncements on the Company's consolidated financial statements.

Item 3
QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds and 7-day variable rate demand notes which are highly liquid instruments with interest rates set every 7 days that can be tendered to the remarketer upon 7 days notice for payment of principal and accrued interest. The 7 day tender feature of these variable rate demand notes are further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank's letter of credit. The Company's investments are held primarily in fixed and variable rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material affect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the 1934 Act) within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

         There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings

         See Note E in the Notes to Consolidated Financial Statements set forth under Part I - Item 1 above.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

              Exhibit 3 (i) - Restated Articles of Incorporation - incorporated by reference from Exhibit 3(i) of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
                       (ii) - By-Laws - incorporated by reference from Exhibit
                              3(ii) of the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999
              Exhibit 9     - Voting Trust Agreement - incorporated by reference
                              from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
              Exhibit 10.1  - 1988 Stock Option Plan - incorporated by reference from Exhibit 10.1 of the Company's quarterly
                              report on Form 10-Q for the quarter ended July 6, 1997
              Exhibit 10.2  - Form of Incentive Stock Option Agreement under the
                              1988 Stock Option Plan - incorporated by reference from Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
              Exhibit 11    - Statement regarding computation of per share
                              earnings
              Exhibit 99.1 -  Chief Executive Officer Certification
              Exhibit 99.2 -  Chief Financial Officer Certification

         (b) Reports on Form 8-K:
              None.

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


                                       NATIONAL PRESTO INDUSTRIES, INC.
                                       --------------------------------

         Date: May 9, 2003                                    /S/ M. J. Cohen
                                       -----------------------------------------
                                       M. J. Cohen, Chair of the Board, Chief
                                       Executive Officer and President
                                       (Principal executive officer)


         Date: May 9, 2003                                   /S/ R. F. Lieble
                                       -----------------------------------------
                                       R. F. Lieble, Chief Financial Officer and
                                       Treasurer (Principal accounting officer)

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


          Date: May 9, 2003                              /S/ M.J. Cohen
                                                         -----------------------
                                                         M.J. Cohen
                                                         Chief Executive Officer

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


          Date: May 9, 2003                              /S/ R. F. Lieble
                                                         -----------------------
                                                         R. F. Lieble
                                                         Chief Financial Officer

                        National Presto Industries, Inc.
                                 Exhibit Index



        Exhibit
         Number                       Exhibit Description
         ------                       -------------------

          11            Computation of Earnings per Share

          99.1          Chief Executive Officer Certification

          99.2          Chief Financial Officer Certification