Form 10-Q
period 2003-06-29
NATIONAL PRESTO INDUSTRIES INC
filed 2003-08-12
CIK 80172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__X__ No_____


There were 6,816,561 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 29, 2003 and December 31, 2002
(Unaudited)
(Dollars in thousands)

                                                                    2003                                    2002
ASSETS
   CURRENT ASSETS:
              Cash and cash equivalents                                  $120,644                                $114,637

              Marketable securities                                        86,567                                  92,578

              Accounts receivable, net                                     12,649                                  27,898

              Inventories:
                 Finished goods                             $ 17,601                                $ 18,656

                 Work in process                               4,586                                   3,355

                 Raw materials                                 1,977       24,164                      2,976       24,987
                                                        -------------                            ------------

              Other Current Assets                                          1,210                                     998
                                                                     -------------                           -------------

                 Total current assets                                     245,234                                 261,098

   PROPERTY,  PLANT AND EQUIPMENT                             22,117                                  22,667

                 Less allowance for depreciation               8,777       13,340                      9,400       13,267
                                                        -------------                            ------------

   OTHER ASSETS                                                            15,645                                  15,629

                                                                     -------------                           -------------
                                                                         $274,219                                $289,994
                                                                     =============                           =============

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 29, 2003 and December 31, 2002
(Unaudited)
(Dollars in thousands)

                                                                           2003                                 2002
LIABILITIES
   CURRENT LIABILITIES:
              Accounts payable                                                 $11,172                               $18,753

              Federal and state income taxes                                     1,751                                 3,643

              Accrued liabilities                                               25,977                                29,341

                                                                          -------------                         -------------
                 Total current liabilities                                      38,900                                51,737

COMMITMENTS AND CONTINGENCIES                                                        -                                     -


STOCKHOLDERS' EQUITY

              Common stock, $1 par value:
                 Authorized: 12,000,000 shares
                 Issued: 7,440,518 shares                         $ 7,441                               $ 7,441

              Paid-in capital                                         981                                   998

              Retained earnings                                   247,000                               249,313

              Accumulated other comprehensive income (loss)          (829)                                 (698)
                                                             -------------                          ------------

                                                                  254,593                               257,054

              Treasury stock, at cost                              19,274                                18,797

                                                             -------------                          ------------
                    Total stockholders' equity                                 235,319                               238,257

                                                                          -------------                         -------------
                                                                              $274,219                              $289,994
                                                                          =============                         =============

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months ended June 29, 2003 and June 30, 2002
(Unaudited)

(In thousands except per share data)                             THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                                 -------------------                          ----------------
                                                              2003               2002                       2003              2002
========================================================================================             ==============================
Net sales                                                   $ 21,452            $20,378                 $ 43,506          $ 42,974

Cost of sales                                                 16,149             16,275                   31,976            35,814

                                                        -------------      -------------             ------------      ------------
      Gross profit                                             5,303              4,103                   11,530             7,160

Selling and general expenses                                   4,120              4,497                    8,699             9,626

Plant closing costs                                                -                  -                        -             3,953

                                                        -------------      -------------             ------------      ------------
      Operating profit (loss)                                  1,183               (394)                   2,831            (6,419)

Other income, principally interest                             1,356              1,463                    2,464             2,957

                                                        -------------      -------------             ------------      ------------
  Earnings (loss) before provision for income taxes            2,539              1,069                    5,295            (3,462)

Income tax provision (benefit)                                   621                (14)                   1,324            (2,185)

                                                        -------------      -------------             ------------      ------------
    Net earnings (loss)                                      $ 1,918            $ 1,083                 $  3,971          $ (1,277)
                                                        =============      =============             ============      ============

Weighted average shares outstanding:
              Basic                                            6,817              6,840                    6,824             6,839
                                                        =============      =============             ============      ============
              Diluted                                          6,818              6,841                    6,825             6,839
                                                        =============      =============             ============      ============

Net earnings (loss) per share:
              Basic                                          $  0.28            $  0.16                 $   0.58          $  (0.19)
                                                        =============      =============             ============      ============
              Diluted                                        $  0.28            $  0.16                 $   0.58          $  (0.19)
                                                        =============      =============             ============      ============

Cash dividends declared and paid per common share            $    -             $    -                  $   0.92          $   0.92
                                                        =============      =============             ============      ============

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 29, 2003 and June 30, 2002
(Unaudited) (Dollars in thousands)

                                                                                   2003                  2002
=================================================================================================================
Cash flows from operating activities:
              Net earnings (loss)                                                  $ 3,971              $ (1,277)
              Adjustments to reconcile net earnings (loss) to net
                 cash provided by operating activities:
                 Provision for depreciation                                          1,139                   905
                 Deferred tax                                                          (16)                    -
                 Plant closing charges                                                   -                 3,953
                 Other                                                                (100)                  130
                 Changes in:
                    Accounts receivable                                             15,249                19,623
                    Inventories                                                        823                (4,803)
                    Other current assets                                              (212)                 (275)
                    Accounts payable and accrued liabilities                       (10,945)               (5,934)
                    Federal and state income taxes                                  (1,892)               (3,055)
                                                                              -------------         -------------
                          Net cash provided by operating activities                  8,017                 9,267
                                                                              -------------         -------------

Cash flows from investing activities:
              Marketable securities purchased                                       (9,268)              (11,713)
              Marketable securities - maturities and sales                          15,148                38,100
              Acquisition of property, plant and equipment                          (1,656)               (1,224)
              Acquisition of business                                                    -                  (500)
              Sale of property, plant and equipment                                    610                     -
                                                                              -------------         -------------
                          Net cash provided by investing activities                  4,834                24,663
                                                                              -------------         -------------

Cash flows from financing activities:
              Dividends paid                                                        (6,284)               (6,290)
              Purchase of treasury stock                                              (589)                    -
              Sale of treasury stock                                                    29                     -
                                                                              -------------         -------------
                          Net cash used in financing activities                     (6,844)               (6,290)
                                                                              -------------         -------------

Net increase in cash and cash equivalents                                            6,007                27,640
Cash and cash equivalents at beginning of period                                   114,637                83,877
                                                                              -------------         -------------
Cash and cash equivalents at end of period                                        $120,644              $111,517
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

                                                                    (IN THOUSANDS)
                                             -----------------------------------------------------------
                                             HOUSEWARES/
                                               SMALL             DEFENSE      ABSORBENT
                                             APPLIANCES          PRODUCTS      PRODUCTS            TOTAL
                                             ----------          --------      --------            -----
QUARTER ENDED JUNE 29, 2003
External net sales                            $ 16,616           $ 1,862        $ 2,974          $ 21,452
Gross profit                                     4,579               444            280             5,303
Operating profit                                   818               159            206             1,183
Total assets                                   253,163            12,191          8,865           274,219
Depreciation and amortization                      363                25            208               596
Capital expenditures                               152               178            291               621

QUARTER ENDED JUNE 30, 2002
External net sales                            $ 17,176           $ 2,040        $ 1,162          $ 20,378
Gross profit                                     3,370               794            (61)            4,103
Operating profit (loss)                           (767)              628           (255)             (394)
Total assets                                   271,521            11,250          7,223           289,994
Depreciation and amortization                      250                25            198               473
Capital expenditures                               500                77             43               620

                                                                    (IN THOUSANDS)
                                             -----------------------------------------------------------
                                             HOUSEWARES/
                                               SMALL             DEFENSE      ABSORBENT
                                             APPLIANCES          PRODUCTS      PRODUCTS            TOTAL
                                             ----------          --------      --------            -----
SIX MONTHS ENDED JUNE 29, 2003
External net sales                            $ 34,093           $ 3,722        $ 5,691          $ 43,506
Gross profit                                     9,868             1,000            662            11,530
Operating profit                                 1,932               441            458             2,831
Total assets                                   253,163            12,191          8,865           274,219
Depreciation and amortization                      682                52            405             1,139
Capital expenditures                               257             1,034            365             1,656

SIX MONTHS ENDED JUNE 30, 2002
External net sales                            $ 36,310           $ 4,187        $ 2,477          $ 42,974
Gross profit                                     5,854             1,296             10             7,160
Operating profit (loss)                         (6,972) *            972           (419)           (6,419)
Total assets                                   271,521            11,250          7,223           289,994
Depreciation and amortization                      463                48            394               905
Capital expenditures                               951               211             62             1,224

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

The following table shows the changes in product warranty liability for the period:

                                                   2003              2002
                                                   ----              ----
         Beginning balance January 1              $ 1,465          $ 1,492
         Accruals during the period                 1,038            1,097
         Charges / payments made
            under the warranties                   (1,409)          (1,172)
                                           --------------   --------------
         Balance end of period                    $ 1,094          $ 1,417
                                           ==============   ==============

NOTE D - PLANT CLOSING
----------------------

In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and explored alternative uses for the facility. During the second quarter 2003, a decision was made to dispose of the Alamogordo facility. The Company closed its Jackson, Mississippi, plant during the fourth quarter of 2002 and has decided to modify this plant to serve as a warehousing and shipping facility. Modification to the Jackson plant should be completed during 2003. The Company plans to have the Alamogordo plant and manufacturing equipment and the Jackson manufacturing equipment available for sale in the third quarter of 2003.

As a result of the Company's transition from U.S. plant production to Orient sourcing, the Company recorded charges in both 2002 and 2001. The principal activity during the first six months of 2002 was the accrual of $3,953,000 of employee termination benefits. The principal plant closing activity during the first six months of 2003 was the payment of employee termination benefits and other exit related costs. There may be additional charges later in the year.

The following table summarizes the plant closing accrual activities for the periods presented:

                                      Employee                      Other
                                    Termination    Inventory        Exit
                                      Benefits     Write-Down       Costs          Total
                                    -----------    -----------   -----------    -----------
Balance January 1, 2003             $ 2,148,000    $         -   $   521,000    $ 2,669,000
Additions (reductions) to accrual      (261,000)             -       261,000              -
Charges in 2003                        (725,000)             -      (604,000)    (1,329,000)
                                    -----------    -----------   -----------    -----------
Balance June 29, 2003               $ 1,162,000    $         -   $   178,000    $ 1,340,000
                                    ===========    ===========   ===========    ===========

Balance January 1, 2002             $   637,000    $   880,000   $   519,000    $ 2,036,000
Additions to accrual                  3,953,000              -             -      3,953,000
                                    -----------    -----------   -----------    -----------
Balance June 30, 2002               $ 4,590,000    $   880,000   $   519,000    $ 5,989,000
                                    ===========    ===========   ===========    ===========

The total outsourcing of all Company housewares/small appliance product manufacturing results in the creation of a new LIFO inventory category for the outsourced products. The previous LIFO inventory reserve of approximately $11,000,000 (Manufactured LIFO Reserve) as of January 1, 2002, which is associated with the manufactured housewares/small appliance inventories prior to plant closings, will be realized as this inventory category is sold. During the second half of 2002 the Company recognized a $5,300,000 (or $.48 per share, net of tax) reduction in cost of goods sold resulting from the partial liquidation of the Manufactured LIFO Reserve. During the three and six months ended June 29, 2003, the Company recognized a $1,067,000 and $2,314,000 (or $.10 and $.21 per share, net of tax), respectively, partial liquidation of the Manufactured LIFO Reserve. The Company expects to largely liquidate the remainder of the Manufactured LIFO Reserve of approximately $3,408,000 during the balance of 2003.

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


NOTE F - ACCUMULATED OTHER COMPREHENSIVE INCOME
-----------------------------------------------

The $829,000 of accumulated comprehensive loss at June 29, 2003, reflects the fair value gain adjustment of $536,000, net of tax, related to available-for-sale marketable security investments offset by the additional net periodic pension liability related to the Company's defined benefit pension plan in the amount of $1,365,000, net of tax. Total comprehensive income was $1,939,000 and $1,129,000 for the three month periods ended June 29, 2003 and June 30, 2002, respectively, and $3,840,000 and a loss of $599,000 for the six months ended June 29, 2003 and June 30, 2002, respectively.


NOTE G - RECLASSIFICATIONS
--------------------------

Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 financial statement presentation. These reclassifications did not effect net earnings or stockholders' equity as previously reported.

NOTE H - ADOPTION OF NEW ACCOUNTING STANDARDS
---------------------------------------------

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. "FIN 45 addresses accounting for guarantees and the disclosure requirements of a guarantor in its interim and annual financial statements. The disclosure requirements of FIN 45 related to the Company's warranty program for the period ending June 29, 2003, are contained in Note C. The liability recognition requirements of FIN 45 apply to guarantees issued or modified after December 31, 2002. The adoption of this pronouncement did not have a material affect on the Company's consolidated financial position or results of operations.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation- Transition and Disclosure." SFAS 148 amends the disclosure and certain transition provisions of SFAS 123, "Accounting for Stock-Based Compensation." New interim and annual disclosures related to stock options are required in financial statements prepared after December 15, 2002. The pro forma effect of accounting for the minor number of stock options issued by the Company using the fair value method is not material. Accordingly, this pronouncement did not have a material affect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement changes the classification of certain common financial instruments from either equity or mezzanine presentation to liabilities in the balance sheet and requires an issuer of those financial instruments to recognize changes in fair value or redemption amount, as applicable, in earnings. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective for the quarter beginning July 1, 2003 for public companies. As the Company has not issued any financial instruments addressed by this new pronouncement its adoption is not anticipated to have a material effect on the Company's financial statements.

The foregoing information for the periods ended June 29, 2003, and June 30, 2002, is unaudited; however, in the opinion of management of the Company, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2002, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2002 Annual Report. Interim results for the period are not indicative of those for the year.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AN RESULTS OF OPERATIONS

     Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company's 2002 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 20, 2003, and in the Company's press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight / shipping, or production cost which cannot be recouped in product pricing, and the impact of closing certain U.S. production facilities. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.


Comparison Second Quarter 2003 and 2002
---------------------------------------
     Readers are directed to Note B, "Business Segments" for data on the financial results of the Company's three business segments for the Quarters ended June 29, 2003 and June 30, 2002.

     Net sales increased by $1,074,000 from $20,378,000 to $21,452,000 or 5%.
The Housewares / Small Appliance Division decrease was a combination of reduced unit volume and pricing. Defense Products Division net sales decreased primarily from reduced unit volume. The Absorbent Products Division net sales increase largely reflected increased unit volume flowing from a production contract entered into late 2002 with another manufacturer in temporary need of additional capacity. That contract was completed during the 2003 quarter.

     Gross profit for 2003 increased $1,200,000 from $4,103,000 to $5,303,000.
For Housewares / Small Appliance Division the increase in gross margins in part reflected reduced product costs from offshore sourcing along with a $1,067,000 partial liquidation of the Manufactured LIFO reserve (see Note D). For the Defense Products Division the gross profit decrease was the result of reduced volume and less favorable product mix. The increased gross margin for the Absorbent Products Division primarily reflects increased volume of sales.

     Housewares/Small Appliance selling and general expenses decreased largely because of the corporate restructuring completed during 2002. The Company accrues for unexpended advertising cost, primarily for housewares / small appliances, budgeted for the year against each quarter's sales. Major advertising commitments are incurred in advance of the expenditures, and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers' purchase to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represent that percentage of the annual advertising budget associated with that quarter's shipments. Revisions to this budget result in periodic changes to the accrued liability for committed advertising expenditures.

     Other income, principally interest, decreased $107,000 from $1,463,000 to $1,356,000 primarily as a result of a lower rate of return on invested funds.

     Earnings before provision for income taxes increased $1,470,000 from $1,069,000 to $2,539,000. The income tax provision increased from a benefit of $14,000 to a provision of $621,000, which resulted in an effective income tax benefit rate of 1% in 2002 and an effective income tax provision of 24% in 2003. Net earnings increased $835,000 from $1,083,000 to $1,918,000, or 77%.


Comparison First Six Months 2003 and 2002
-----------------------------------------
     Readers are directed to Note B, "Business Segments" for data on the financial results of the Company's three business segments for the Six Months ended June 29, 2003 and June 30, 2002.

     Net sales increased by $532,000 from $42,974,000 to $43,506,000 or 1%. The
Housewares / Small Appliance Division and Defense Products Division net sales decreased primarily from reduced unit volume. The Absorbent Products Division net sales increased, reflecting increased unit volume.

     Gross profit for 2003 increased $4,370,000 from $7,160,000 to $11,530,000.
For Housewares / Small Appliance Division the increase in gross margins in part reflected reduced product costs from offshore sourcing along with a $2,314,000 partial liquidation of the Manufactured LIFO reserve (see Note D). For the Defense Products Division the gross profit decrease was the result of reduced unit volume and less favorable product mix. The increased gross margin for the Absorbent Products Division primarily reflects increased volume of sales.

     The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months. Readers are also directed to Note D, Plant Closing for a comparison of the first six months.

     Other income, principally interest, decreased $493,000 from $2,957,000 to $2,464,000 primarily as a result of a lower rate of return on invested funds.

     Earnings before provision for income taxes increased $8,757,000 from a loss of $3,462,000 to a profit of $5,295,000. The income tax provision increased from a benefit of $2,185,000 to a provision of $1,324,000, which resulted in an effective income tax benefit rate of 63% in 2002 and an effective income tax provision of 25% in 2003. Net earnings increased $5,248,000 from a loss of $1,277,000 to a profit of $3,971,000, or 411%.


Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents rose by $6,007,000 to $120,644,000. The various changes that make up the increase can be found in the Consolidated Statement of Cash Flows. See Note D for information on 2002 plant closing charges.

     The Company expects to continue to evaluate acquisition opportunities and will make further acquisitions if the appropriate return on investment is projected.

     The Company has substantial liquidity in the form of cash and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. As of June 29, 2003, there were no material capital commitments outstanding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                       (ii) - By-Laws - incorporated byreference from Exhibit 3
                              (ii) of the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999

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

              Exhibit 31.1 -  Chief Executive  Officer Certification
                              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 31.2 -  Chief Financial Officer Certification pursuant to
                              Section 302 of the Sarbanes-Oxley Act of  2002

              Exhibit 32.1 -  Chief Executive Officer Certification pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 32.2 -  Chief Financial Officer Certification pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002


          (b) Reports on Form 8-K:
              On April 29, 2003, the registrant filed a current report under
              Item 12 (filed under item 9 pursuant to SEC guidance) for its earnings press release issued on April 25, 2003.



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


                                        NATIONAL PRESTO INDUSTRIES, INC.
                                        --------------------------------

Date: August 11, 2003                                            /S/ M. J. Cohen
                                        ----------------------------------------
                                        M. J. Cohen, Chair of the Board and
                                        President (Principal operating officer)


Date: August 11, 2003                                           /S/ R. F. Lieble
                                        ----------------------------------------
                                        R. F. Lieble, Chief Financial Officer
                                        and Treasurer (Principal accounting
                                        officer)

                        National Presto Industries, Inc.
                                 Exhibit Index

Exhibit
 Number                 Exhibit Description
 ------          --------------------------------------------------------

   11            Computation of Earnings per Share

  31.1           Chief Executive Officer Certification pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002

  31.2           Chief Financial Officer Certification pursuant to Section
                      302 of the Sarvanes-Oxley Act of 2002

  32.1           Chief Executive Officer Certification pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002

  32.2           Chief Financial Officer Certification pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002