Form 10-Q
period 2003-09-28
NATIONAL PRESTO INDUSTRIES INC
filed 2003-11-10
CIK 80172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 28, 2003

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

There were 6,817,268 shares of the Issuer's Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 28, 2003 and December 31, 2002
(Unaudited)
(Dollars in thousands)

                                                          2003                  2002
ASSETS
     CURRENT ASSETS:
                Cash and cash equivalents                       $124,524              $114,637

                Marketable securities                             74,024                92,578

                Accounts receivable, net                          17,307                27,898

                Inventories:
                   Finished goods                    $ 27,026              $ 18,656

                   Work in process                      5,468                 3,355

                   Raw materials                        2,490     34,984      2,976     24,987
                                                     --------              --------

                Other current assets                               1,063                   998
                                                                --------              --------

                   Total current assets                          251,902               261,098

     PROPERTY,  PLANT AND EQUIPMENT                    20,989                22,667

                   Less allowance for depreciation      9,554     11,435      9,400     13,267
                                                     --------              --------

     ASSETS HELD FOR SALE                                          1,515                    --

     OTHER ASSETS                                                 15,911                15,629

                                                                --------              --------
                                                                $280,763              $289,994
                                                                ========              ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 28, 2003 and December 31, 2002
(Unaudited)
(Dollars in thousands)

                                                                           2003                   2002
LIABILITIES
        CURRENT LIABILITIES:
                   Accounts payable                                             $  12,998                $  18,753

                   Federal and state income taxes                                   2,485                    3,643

                   Accrued liabilities                                             27,846                   29,341
                                                                                ---------                ---------
                      Total current liabilities                                    43,329                   51,737

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY

                   Common stock, $1 par value:
                      Authorized: 12,000,000 shares
                      Issued: 7,440,518 shares                     $   7,441                $   7,441

                   Paid-in capital                                       982                      998

                   Retained earnings                                 249,079                  249,313

                   Accumulated other comprehensive income (loss)        (815)                    (698)
                                                                   ---------                ---------
                                                                     256,687                  257,054

                   Treasury stock, at cost                            19,253                   18,797
                                                                   ---------                ---------

                         Total stockholders' equity                               237,434                  238,257

                                                                                ---------                ---------
                                                                                $ 280,763                $ 289,994
                                                                                =========                =========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months ended September 28, 2003 and September 29, 2002 (Unaudited)
(In thousands except per share data)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      -------------------    -------------------
                                                        2003       2002        2003       2002
------------------------------------------------------------------------------------------------
Net sales                                             $ 26,849   $ 28,447    $ 70,355   $ 71,421

Cost of sales                                           17,979     22,791      49,955     58,605

                                                      --------   --------    --------   --------
      Gross profit                                       8,870      5,656      20,400     12,816

Selling and general expenses                             5,586      5,980      14,285     15,606

Pension plan termination expense                         1,200         --       1,200         --

Plant closing costs                                         --         --          --      3,953

                                                      --------   --------    --------   --------
      Operating profit (loss)                            2,084       (324)      4,915     (6,743)

Other income, principally interest                         778      1,201       3,242      4,158

                                                      --------   --------    --------   --------
  Earnings (loss) before provision for income taxes      2,862        877       8,157     (2,585)

Income tax provision (benefit)                             784        (16)      2,108     (2,201)

                                                      --------   --------    --------   --------
    Net earnings (loss)                               $  2,078   $    893    $  6,049   $   (384)
                                                      ========   ========    ========   ========

Weighted average shares outstanding:
              Basic                                      6,817      6,841       6,821      6,839
                                                      ========   ========    ========   ========
              Diluted                                    6,818      6,842       6,822      6,839
                                                      ========   ========    ========   ========

Net earnings (loss) per share:
              Basic                                   $   0.30   $   0.13    $   0.88   $  (0.06)
                                                      ========   ========    ========   ========
              Diluted                                 $   0.30   $   0.13    $   0.88   $  (0.06)
                                                      ========   ========    ========   ========

Cash dividends declared and paid per common share     $     --   $     --    $   0.92   $   0.92
                                                      ========   ========    ========   ========


The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 28, 2003 and September 29, 2002
(Unaudited)
(Dollars in thousands)

                                                                         2003         2002
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
              Net earnings (loss)                                     $   6,049    $    (384)
              Adjustments to reconcile net earnings (loss) to net
                 cash used in operating activities:
                 Provision for depreciation                               1,598        1,419
                 Deferred tax                                                (8)          --
                 Plant closing charges                                       --        2,900
                 Other                                                     (149)         169
                 Changes in:
                    Accounts receivable                                  10,591       11,161
                    Inventories                                          (9,997)     (11,080)
                    Other current assets                                    (65)        (195)
                    Accounts payable and accrued liabilities             (7,250)      (2,447)
                    Federal and state income taxes                       (1,158)      (3,055)
                                                                      ---------    ---------
                          Net cash used by operating activities            (389)      (1,512)
                                                                      ---------    ---------

Cash flows from investing activities:
              Marketable securities purchased                           (13,575)     (28,149)
              Marketable securities - maturities and sales               32,012       45,242
              Acquisition of property, plant and equipment               (2,006)      (1,978)
              Acquisition of business                                        --         (500)
              Sale of property, plant and equipment                         725           --
                                                                      ---------    ---------
                          Net cash provided by investing activities      17,156       14,615
                                                                      ---------    ---------

Cash flows from financing activities:
              Dividends paid                                             (6,284)      (6,290)
              Purchase of treasury stock                                   (596)          --
                                                                      ---------    ---------
                          Net cash used in financing activities          (6,880)      (6,290)
                                                                      ---------    ---------

Net increase in cash and cash equivalents                                 9,887        6,813
Cash and cash equivalents at beginning of period                        114,637       83,877
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $ 124,524    $  90,690
                                                                      =========    =========


The accompanying notes are an integral part of the financial statements.

               NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - EARNINGS PER SHARE

The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.


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

                                                     (IN THOUSANDS)
                                  -------------------------------------------------
                                  HOUSEWARES/
                                     SMALL       DEFENSE     ABSORBENT
                                   APPLIANCES    PRODUCTS    PRODUCTS       TOTAL
                                  -----------   ---------   -----------  ----------
QUARTER ENDED SEPTEMBER 28, 2003
External net sales                 $  23,468    $   1,796   $   1,585    $  26,849
Gross profit (loss)                    8,552          570        (252)       8,870
Operating profit (loss)                2,153           82        (151)       2,084
Total assets                         257,845       14,083       8,835      280,763
Depreciation and amortization            205           45         209          459
Capital expenditures                      74          132         144          350

QUARTER ENDED SEPTEMBER 29, 2002
External net sales                 $  24,815    $   2,091   $   1,541    $  28,447
Gross profit                           4,655          718         283        5,656
Operating profit (loss)                 (995)         565         106         (324)
Total assets                         257,350       12,183       7,177      276,710
Depreciation and amortization            289           25         200          514
Capital expenditures                     301          437          16          754

                                                         (IN THOUSANDS)
                                       --------------------------------------------------
                                       HOUSEWARES/
                                          SMALL        DEFENSE   ABSORBENT
                                       APPLIANCES     PRODUCTS    PRODUCTS       TOTAL
                                       -----------   ---------   ---------    -----------
NINE MONTHS ENDED SEPTEMBER 28, 2003
External net sales                     $  57,561     $   5,518   $   7,276    $  70,355
Gross profit                              18,420         1,570         410       20,400
Operating profit                           4,084           524         307        4,915
Total assets                             257,845        14,083       8,835      280,763
Depreciation and amortization                887            97         614        1,598
Capital expenditures                         331         1,166         509        2,006

NINE MONTHS ENDED SEPTEMBER 29, 2002
External net sales                     $  61,125     $   6,278   $   4,018    $  71,421
Gross profit                              10,510         2,014         292       12,816
Operating profit (loss)                   (7,967)*       1,537        (313)      (6,743)
Total assets                             257,350        12,183       7,177      276,710
Depreciation and amortization                752            73         594        1,419
Capital expenditures                       1,252           648          78        1,978

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

The following table shows the changes in product warranty liability for the period:

                                     2003       2002
                                   -------    -------
     Beginning balance January 1   $ 1,465    $ 1,492
     Accruals during the period      1,737      1,842
     Charges / payments made
        under the warranties        (2,024)    (1,961)
                                   -------    -------
     Balance end of period         $ 1,178    $ 1,373
                                   =======    =======

NOTE D - PLANT CLOSING

In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and explored alternative uses for the facility. During the second quarter 2003, a decision was made to dispose of the Alamogordo facility. The Company closed its Jackson, Mississippi, plant during the fourth quarter of 2002 and has decided to modify this plant to serve as a warehousing and shipping facility. Modification to the Jackson plant should be completed during the first half of 2004. The Company has the Alamogordo plant for sale and it is anticipated that most of the manufacturing equipment at Alamogordo and Jackson will be sold in the fourth quarter.

As a result of the Company's transition from U.S. plant production to Orient sourcing, the Company recorded charges in both 2002 and 2001. The principal activity during the first nine months of 2002 was the accrual of $3,953,000 of employee termination benefits. The principal plant closing activity during the first nine months of 2003 was the payment of employee termination benefits and other exit related costs. There may be additional charges later in the year.

The following table summarizes the plant closing accrual activities for the periods presented:

                                      Employee                      Other
                                    Termination     Inventory       Exit
                                      Benefits      Write-Down      Costs          Total
                                    -----------    -----------   -----------    -----------
Balance January 1, 2003             $ 2,148,000    $        --   $   521,000    $ 2,669,000
Additions (reductions) to accrual      (390,000)            --       390,000             --
Charges in 2003                      (1,088,000)            --      (883,000)    (1,971,000)
                                    -----------    -----------   -----------    -----------
Balance September 28, 2003          $   670,000    $        --   $    28,000    $   698,000
                                    ===========    ===========   ===========    ===========

Balance January 1, 2002             $   637,000    $   880,000   $   519,000    $ 2,036,000
Additions to accrual                  3,953,000             --            --      3,953,000
Charges in 2002                      (1,050,000)            --        (3,000)    (1,053,000)
                                    -----------    -----------   -----------    -----------
Balance September 29, 2002          $ 3,540,000    $   880,000   $   516,000    $ 4,936,000
                                    ===========    ===========   ===========    ===========

The total outsourcing of all Company housewares/small appliance product manufacturing results in the creation of a new LIFO inventory category for the outsourced products. The previous LIFO inventory reserve of approximately $11,000,000 (Manufactured LIFO Reserve) as of January 1, 2002, which is associated with the manufactured housewares/small appliance inventories prior to plant closings, will be realized as this inventory category is sold. During the second half of 2002 the Company recognized a $5,300,000 (or $.48 per share, net of tax) reduction in cost of goods sold resulting from the partial liquidation of the Manufactured LIFO Reserve. During the three and nine months ended September 28, 2003, the Company recognized a $924,000 and $3,239,000 (or $.08 and $.29 per share, net of tax), respectively, partial liquidation of the Manufactured LIFO Reserve. The Company expects to largely liquidate the remainder of the Manufactured LIFO Reserve of approximately $2,484,000 during the balance of 2003.

NOTE E - COMMITMENTS AND CONTINGENCIES

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


NOTE F - ACCUMULATED OTHER COMPREHENSIVE INCOME

The $815,000 of accumulated comprehensive loss at September 28, 2003, reflects the fair value gain adjustment of $550,000, net of tax, related to available-for-sale marketable security investments offset by the additional net periodic pension liability related to the Company's defined benefit pension plan in the amount of $1,365,000, net of tax. Total comprehensive income was $2,092,000 and $1,062,000 for the three month periods ended September 28, 2003 and September 29, 2002, respectively, and $5,932,000 and $463,000 for the nine months ended September 28, 2003 and September 29, 2002, respectively.


NOTE G - PENSION PLAN TERMINATION EXPENSE

During the third quarter, the Company announced its decision to terminate its defined benefit pension plan and provide enhancements to the 401(k) plan. As a result, a $1,200,000 curtailment charge was recorded in the third quarter. This curtailment charge is subject to further refinement during the fourth quarter when the Company completes its annual year end actuarial valuation. An additional estimated $3,000,000 settlement charge is expected in the third quarter of 2004.

NOTE H - BUSINESS ACQUISITION

Subsequent to the quarter end (October 17, 2003) the Company purchased the assets of NCN Hygienic Products, Inc., a small Marietta, Georgia manufacturer of adult incontinence products and training pads for pets. The products of the purchased company are sold to private label and institutional customers. In its most recently completed fiscal year, NCN recorded sales of approximately $10,000,000.


NOTE I - RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 financial statement presentation. These reclassifications did not effect net earnings or stockholders' equity as previously reported.


NOTE J - ADOPTION OF NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. "FIN 45 addresses accounting for guarantees and the disclosure requirements of a guarantor in its interim and annual financial statements. The disclosure requirements of FIN 45 related to the Company's warranty program for the period ending September 28, 2003, are contained in Note C. The liability recognition requirements of FIN 45 apply to guarantees issued or modified after December 31, 2002. The adoption of this pronouncement did not have a material affect on the Company's consolidated financial position or results of operations.

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

The foregoing information for the periods ended September 28, 2003, and September 29, 2002, is unaudited; however, in the opinion of management of the Company, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2002, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2002 Annual Report. Interim results for the period are not indicative of those for the year.

                           PART II - OTHER INFORMATION

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

          (b) Reports on Form 8-K:
               On July 25, 2003, the registrant filed a current report under
               Item 12 (filed under item 9 pursuant to SEC guidance) for its earnings press release issued on July 25, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL PRESTO INDUSTRIES, INC.


Date: November 7, 2003                           /S/ M. J. Cohen
                                       -----------------------------------------
                                       M. J. Cohen, Chair of the Board and
                                       President (Principal operating officer)


Date: November 7, 2003                           /S/ R. F. Lieble
                                       -----------------------------------------
                                       R. F. Lieble, Chief Financial Officer and
                                       Treasurer (Principal accounting officer)

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


Comparison Third Quarter 2003 and 2002
             Readers are directed to Note B, "Business Segments" for data on the financial results of the Company's three business segments for the Quarters ended September 28, 2003 and September 29, 2002.

             Net sales decreased by $1,598,000 from $28,447,000 to $26,849,000 or 6%. The Housewares / Small Appliance Division decrease was a combination of reduced unit volume and pricing. Defense Products Division net sales decreased primarily from reduced unit volume. The Absorbent Products Division net sales were flat with the same period of the prior year.

             Gross profit for 2003 increased $3,214,000 from $5,656,000 to $8,870,000. For Housewares / Small Appliance Division the increase in gross margins in part reflected reduced product costs from offshore sourcing along with a $924,000 partial liquidation of the Manufactured LIFO reserve (see Note
D) compared to $1,177,000 in the same quarter of the prior year. For the Defense Products Division the gross profit decrease was the result of reduced volume and less favorable product mix. The decreased gross margin for the Absorbent Products Division primarily reflects unfavorable manufacturing efficiencies.

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

             The Company announced its decision to terminate its defined benefit pension plan and provide enhancements to the 401(k) plan. As a result, a $1,200,000 (after tax $731,000) curtailment charge was recorded in the third quarter. This curtailment charge is subject to further refinement during the fourth quarter when the Company completes its annual year end actuarial valuation. An additional estimated $3,000,000 (after tax $1,900,000) settlement charge is expected in the third quarter of 2004.

             Other income, principally interest, decreased $423,000 from $1,201,000 to $778,000 primarily as a result of a lower rate of return on invested funds.

             Earnings before provision for income taxes increased $1,985,000 from $877,000 to $2,862,000. The income tax provision increased from a benefit of $16,000 to a provision of $784,000, which resulted in an effective income tax benefit rate of 2% in 2002 and an effective income tax provision of 27% in 2003. Net earnings increased $1,185,000 from $893,000 to $2,078,000, or 133%.


Comparison First Nine Months 2003 and 2002
             Readers are directed to Note B, "Business Segments" for data on the financial results of the Company's three business segments for the Nine Months ended September 28, 2003 and September 29, 2002.

             Net sales decreased by $1,066,000 from $71,421,000 to $70,355,000 or 1%. The Housewares / Small Appliance Division and Defense Products Division net sales decreased primarily from reduced unit volume. The Absorbent Products Division net sales increased, reflecting increased unit volume.

             Gross profit for 2003 increased $7,584,000 from $12,816,000 to $20,400,000. For Housewares / Small Appliance Division the increase in gross margins in part reflected reduced product costs from offshore sourcing along with a $3,239,000 partial liquidation of the Manufactured LIFO reserve (see Note
D) compared to $1,177,000 in the first nine months of the prior year. For the Defense Products Division the gross profit decrease was the result of reduced unit volume and less favorable product mix. The increased gross margin for the Absorbent Products Division primarily reflects increased volume of sales.

             The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months. Readers are also directed to Note D, Plant Closing for a comparison of the first nine months.

             During the third quarter, the Company announced its decision to terminate its defined benefit pension plan and provide enhancements to the 401(k) plan. As a result, a $1,200,000 (after tax $731,000) curtailment charge was recorded in the third quarter. This curtailment charge is subject to further refinement during the fourth quarter when the Company completes its annual year end actuarial valuation. An additional estimated $3,000,000 (after tax $1,900,000) settlement charge is expected in the third quarter of 2004.

             Other income, principally interest, decreased $916,000 from $4,158,000 to $3,242,000 primarily as a result of a lower rate of return on invested funds.

             Earnings before provision for income taxes increased $10,742,000 from a loss of $2,585,000 to a profit of $8,157,000. The income tax provision increased from a benefit of $2,201,000 to a provision of $2,108,000, which resulted in an effective income tax benefit rate of 85% in 2002 and an effective income tax provision of 26% in 2003. Net earnings increased $6,433,000 from a loss of $384,000 to a profit of $6,049,000.


Liquidity and Capital Resources
             Cash and cash equivalents rose by $9,887,000 to $124,524,000. The various changes that make up the increase can be found in the Consolidated Statement of Cash Flows. See Note D for information on 2002 plant closing charges.

             The Company completed a small acquisition in October 2003 (see Note
H). The Company expects to continue to evaluate acquisition opportunities and will make further acquisitions if the appropriate return on investment is projected.

             The Company has substantial liquidity in the form of cash and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. As of September 28, 2003, there were no material capital commitments outstanding.

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


ITEM 4. CONTROLS AND PROCEDURES

             The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the 1934 Act) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

             There have been no significant changes in internal controls over financial reporting during the quarter ended September 28, 2003 that have materially affected, or are reasonably likely to materially affect, the Companys internal control over financial reporting.

                        National Presto Industries, Inc.
                                 Exhibit Index

Exhibit
Number                                   Exhibit Description
-------               ----------------------------------------------------------

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