Form 10-K
period 2003-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2004-03-12
CIK 80172

                                                  Index to Schedules and
                                                  Exhibits are at Page 21 and 22

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2003
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ______________________ to ___________________

                          Commission File Number 1-2451

                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                     WISCONSIN                    39-0494170
                     ---------------------------------------
             (State or other jurisdiction of        (IRS Employer
              incorporation or organization)     Identification Number

                             3925 NORTH HASTINGS WAY
                             -----------------------
                        EAU CLAIRE, WISCONSIN 54703-3703
                        --------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                      NONE
                                      ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K __X__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __X__ No _____


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $208,152,821.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 5, 2004, was 6,817,888.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

     A.   DESCRIPTION OF BUSINESS
     ----------------------------

          The business of National Presto Industries, Inc., and its consolidated subsidiaries (the "Company") consists of three business segments. The Housewares/Small Appliance segment designs, manufactures and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances. The Defense Products segment manufactures precision mechanical and electro-mechanical assemblies and performs Load, Assemble and Pack (LAP) operations on ordnance related products for the U.S. government and prime contractors. The Absorbent Products segment manufactures and sells private label diapers, adult incontinent products and puppy pads.

          1. HOUSEWARES/SMALL APPLIANCE SEGMENT
          -------------------------------------
          Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master(R) heat control single thermostatic control line of fry pans in several sizes, griddles and multi-purpose cookers; deep fryers of various sizes; pizza ovens, can openers, slicer/shredders; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers; electric grills; electric tea kettles; electric knives; bread slicing systems; electric knife sharpeners; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

          For the year ended December 31, 2003, approximately 52% of consolidated net sales were provided by cast products (fry pans, griddles, grills, deep fryers and multi-cookers), and approximately 29% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 2002, approximately 49% of consolidated net sales were provided by cast products, and approximately 31% by noncast/thermal appliances. For the year ended December 31, 2001, approximately 53% of consolidated net sales were provided by cast products, and approximately 31% by noncast/thermal appliances.

          For the year ended December 31, 2003, Wal-Mart Stores, Inc. accounted for 33% of consolidated net sales. For the year ended December 31, 2002, Wal-Mart Stores, Inc. accounted for 37% of consolidated net sales. Wal-Mart Stores, Inc., accounted for 37% and Costco Companies accounted for 11% of consolidated net sales in 2001.

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

          The Company has a sales force of approximately nine employees that sell to and service customers. In selected geographic areas sales are handled by manufacturers' representatives who may also sell other product lines. Sales promotional activities are conducted through the use of television, radio and newspaper advertising. The Company's business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

          Research and development costs related to new product development for the years 2003, 2002 and 2001 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

          Prior to 2002, many of the Company's products were manufactured in plants located in Jackson, Mississippi and Alamogordo, New Mexico. In 2003, the Company purchased almost all of its products from non-affiliated companies primarily located in the Orient. (See Footnote M to the Notes to Consolidated Financial Statements).

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

          Earnings from investments may vary significantly from year to year depending on interest yields on instruments meeting the Company's investment criteria, and the extent to which funds may be needed for internal growth, acquisitions, newly identified business activities, and reacquisition of Company stock.

          2. DEFENSE PRODUCTS SEGMENT
          ---------------------------
          The first defense products segment business (AMTEC Corporation) was acquired on February 24, 2001; accordingly, net sales for this segment represents approximately ten months of activity in 2001. AMTEC manufactures precision mechanical and electro-mechanical assemblies for the U.S. government and prime contractors. During 2002, construction of a 55,000 square foot building was started and completed in early 2003. The Company believes that AMTEC has significant growth potential, which will come from two primary sources, new defense contracts and additional acquisitions that can be rolled up into AMTEC's operations. On July 31, 2003, the Company finalized the acquisition of Spectra Technologies LLC of East Camden, Arkansas. Spectra is a start-up company that performs Load, Assemble and Pack (LAP) operations on ordnance related products for the U. S. Government and prime contractors.

          3. ABSORBENT PRODUCTS SEGMENT
          -----------------------------
          The first absorbent products segment business (Presto Absorbent Products, Inc.) was acquired on November 21, 2001; accordingly, net sales for this segment represents approximately one month of activity in 2001. Presto Absorbent Products manufactures primarily private label diapers. Additional manufacturing space is available to expand production to other consumables. On October 6, 2003, the Company purchased the assets of NCN Hygienic Products, Inc., a Marietta, Georgia manufacturer of adult incontinence products and training pads for pets.

     B.   OTHER COMMENTS
     -------------------

          1. SOURCES AND AVAILABILITY OF MATERIALS
          ----------------------------------------
          See Footnote J in the Notes to the Consolidated Financial Statements.

          2. TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD
          --------------------------------------------------------
          In recent years, patents on new products have become more meaningful to operating results. Trademarks and know-how are considered significant. The Company's current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights. To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.

          3. EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL AND OSHA REGULATIONS
          ----------------------------------------------------------------
          In May 1986, the Company's Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of alleged hazardous waste deposited on the property. During July 1986, the Company entered into an agreement with the EPA and the Wisconsin Department of Natural Resources to conduct a remedial investigation and feasibility study at the site.

          The remedial investigation was completed in 1992, the feasibility study in 1994, and in May 1996 the final record of decision (ROD) was issued for the site by the EPA. At year end 1998, all remediation projects at the Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.

          In February 1988, the Company entered into an agreement with the Department of the Army (the 1988 Agreement), pursuant to which the Army agreed to fund environmental restoration activities related to the site. As a result of the 1988 Agreement, a total of $27,000,000 has been appropriated and spent for environmental matters. Based on factors known as of December 31, 2003, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

          Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

          4. NUMBER OF EMPLOYEES OF THE COMPANY
          -------------------------------------
          As of December 31, 2003, the Company had 347 employees compared to 301 employees at the end of December 2002.

          5. INDUSTRY PRACTICES RELATED TO WORKING CAPITAL REQUIREMENTS
          -------------------------------------------------------------
          The major portion of the Company's sales were made with terms of 90 days or shorter.

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

          6. BACKLOG
          ----------
          Shipment of most of the Company's products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog. New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

     C.   PLANT CLOSINGS
     -------------------

          See Footnote M in the Notes to the Consolidated Financial Statements.

     D.   ACQUISITIONS
     -----------------

          See Footnote L in the Notes to the Consolidated Financial Statements.

     E.   AVAILABLE INFORMATION
     --------------------------

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

ITEM 2. PROPERTIES (OWNED EXCEPT WHERE INDICATED)
-------------------------------------------------

          The Company's Eau Claire facility is approximately 560,000 square feet. Presto Absorbent Products, Inc. utilizes 115,000 square feet of this area. Leases for 52,000 square feet of this area have been entered into with outside tenants. The Company's corporate office is also located in Eau Claire.

          The Company also has 2 former manufacturing facilities in Jackson, Mississippi; Alamogordo, New Mexico; three manufacturing plants in Janesville, Wisconsin; East Camden, Arkansas; and Marietta, Georgia; and a warehousing facility in Canton, Mississippi. Manufacturing ceased at the Alamogordo and Jackson plants during the third and fourth quarters of 2002 since the Company is outsourcing all of its housewares/small appliances. (See Note M in the Notes to the Consolidated Financial Statements).

          The Jackson facility contains 283,000 square feet. Modification to adapt this facility for warehousing and shipping will be completed during 2004.

          The facility at Alamogordo contains 170,700 square feet. This facility is being held for sale.

          The Janesville facility is comprised of 55,000 square feet. The Camden facility is 17,000 square feet of leased space. The Marietta, Georgia facility contains 80,000 square feet of leased space.

          The Company has a 191,900 square foot building at Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,200 square feet has been leased in adjacent buildings for warehousing.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

          See Footnote I in the Notes to the Consolidated Financial Statements.

          See Item 1.B.3. For information regarding certain environmental matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

          No matters were submitted for a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

          The Company announced that the 2004 Annual Meeting of Stockholders (the "2004 Annual Meeting") has been delayed until October 19, 2004. The proxy statement for this meeting is expected to be mailed on or about September 3, 2004. Any proposal intended to be presented for action at the 2004 Annual Meeting of Stockholders of the Company by any stockholder of the Company must be received by the Secretary of the Company at 3925 North Hastings Way, Eau Claire, Wisconsin 54703, not later than May 6, 2004, in order for such proposal to be included in the Company's proxy statement and proxy relating to the 2004 Annual Meeting. Nothing in this paragraph shall be deemed to require the Company to include in its proxy statement and proxy relating to the 2004 Annual Meeting any stockholder proposal which does not meet all of the requirements for such inclusion at the time in effect.

          Pursuant to Rules 14a-4 and 14a-5(e) of the Securities and Exchange Commission, as amended, which govern the use by the Company of its discretionary voting authority with respect to certain shareholder proposals, should the Company receive notice after July 20, 2004, of any such stockholder proposal which will be circulated independent of the Company's proxy statement, the persons named in proxies solicited by the Board of Directors of the Company for its 2004 Annual Meeting may exercise discretionary voting power with respect to any such proposal.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------


                             RECORD OF DIVIDENDS PAID AND MARKET PRICE OF COMMON STOCK
                  ------------------------------------------------------------------------------

                                   2003                                      2002
                  -----------------------------------       ------------------------------------
                    Applicable        Market Price            Applicable        Market Price
                  Dividends Paid  -------------------       Dividends Paid   -------------------
                    per Share      High         Low            per Share      High         Low
                  --------------  ------       ------       --------------   ------       ------
First Quarter        $ 0.92       $29.83       $25.88           $ 0.92       $29.06       $26.80
Second Quarter           --        32.63        26.02               --        34.50        28.75
Third Quarter            --        37.35        31.53               --        32.00        27.25
Fourth Quarter           --        37.00        34.18               --        32.00        27.00
                     ------       ------       ------           ------       ------       ------
Full Year            $ 0.92       $37.35       $25.88           $ 0.92       $34.50       $26.80


Common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol "NPK". As of March 5, 2004, there were 583 holders of record of the Company's common stock. This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                               (in thousands except per share data)
For the years ended December 31,        2003        2002        2001        2000       1999
                                        ----        ----        ----        ----       ----

Net sales                             $133,835    $133,729    $119,078    $118,955   $115,891

Net earnings                            15,477*      8,690*      6,286*     15,158     20,822

Net earnings per share                    2.27*       1.27*        .92*       2.16       2.84

Total assets                           301,393     289,994     284,076     288,530    298,647

Dividends paid per common share
    applicable to current year            0.92         .92        2.00        2.10       2.00


* 2003 net earnings reflect after tax charges of $1,137,000 ($.17 per share) related to plant closing expenses and $817,000 ($.12 per share) related to converting a defined benefit pension plan into a defined contribution plan, which were more than offset by the partial reversal of the LIFO reserve stemming from the shut down of domestic plants, net of tax, $3,122,000 ($.46 per share). 2002 includes $2,843,000 -- $.42 per share versus 2001's $4,771,000 -- $.70 per share for after-tax expenses relating to plant closings. 2002 earnings also reflect $1,040,000 or $.15 per share after-tax charge primarily related to the early retirement of long term employees. The 2002 expenses were largely offset ($3,259,000 or $.48 per share after-tax) by the partial reversal of the LIFO reserve stemming from the shutdown of the domestic manufacturing plants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

          Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company's 2003 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 20, 2003, and in the Company's press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping, and the impact of closing certain U.S. production facilities. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge.

          2003 COMPARED TO 2002
          ---------------------

          Readers are directed to Note N, "Business Segments" for data on the financial results of the Company's three business segments for the years ended December 31, 2003 and 2002.

          Housewares/Small Appliance net sales decreased $3,695,000 from $116,032,000 to $112,337,000 or 3%. The decrease reflects a combination of reduced prices and reduced unit volume of housewares/small appliances. Defense net sales increased by $706,000 from $9,290,000 to $9,996,000 or 8%. The increase reflects a change in the mix of products shipped - fewer units with higher per unit pricing. Absorbent products net sales increased by $3,095,000 from $8,407,000 to $11,502,000 or 37%, primarily reflecting the addition of approximately three months of revenues stemming from the October acquisition of the assets of NCN Hygienic Products, Inc.

          Housewares/Small Appliance gross profit for 2003 increased $7,866,000 from $33,844,000 to $41,710,000 or 29% versus 37% as a percentage of net sales. The gross profit percentage increase is largely due to the cost reductions stemming from the sourcing of products overseas. The gross profit for both 2003 and 2002 was also favorably impacted by a partial reversal of the LIFO inventory reserve (as discussed in Notes B and M) in the amount of $5,035,000 and $5,256,000 for 2003 and 2002 respectively. Defense gross profit increased for 2003 from $2,966,000 to $3,126,000 or 32% versus 31% as a percentage of sales primarily due to volume. Absorbent products gross profit for 2003 increased $285,000 from $431,000 to $716,000 primarily because of the addition of the acquisition noted in the previous paragraph.

          Housewares/Small Appliance selling and general expenses decreased $3,218,000, largely attributable to decreased advertising expenses and the absence of an early retirement charge recorded in 2002. See Note
          G. Defense selling and general expenses increased $490,000 largely attributable to moving expenses associated with AMTEC's new facility (see PART I, ITEM 1., A., 2.), and expenses related to the purchase of Spectra Technologies LLC. See Note L.

          Fiscal years 2003 and 2002 included plant closing charges of $1,834,000 and $4,020,000, respectively, relating to closing the Company's Housewares/Small Appliance manufacturing operations in Jackson, Mississippi, and Alamogordo, New Mexico. See Note M. Also, in the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan. See Note G. As a result, the Company recorded a charge of $1,317,000 for fiscal 2003. An additional charge estimated at $3,500,000 will be recorded in the third quarter of 2004 when the defined benefit pension plan termination is completed. Note G also includes information regarding assumptions used to value the pension plan. The Company anticipates making an expected cash contribution of $1,500,000 to the pension plan in 2004 prior to the settlement of the plan.

          Other income, principally interest, decreased $885,000 from $5,119,000 to $4,234,000, primarily due to decreased yields on financial instruments, partially offset by an increased average daily investment balance.

          Earnings before provision for income taxes increased $11,569,000 from $11,514,000 to $23,083,000. The provision for income taxes increased from $2,824,000 to $7,606,000, which resulted in an effective income tax rate increase from 25% to 33% as a result of increased earnings subject to tax. Net earnings increased $6,787,000 from $8,690,000 to $15,477,000, or 78%.

          2002 COMPARED TO 2001
          ---------------------

          Readers are directed to Note N, "Business Segments" for data on the financial results of the Company's three business segments for the years ended December 31, 2002 and 2001.

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

          Gross profit for 2002 increased $12,282,000 from $24,959,000 to $37,241,000. As a percentage of sales, gross margins were 28% in 2002 versus 21% in 2001. The gross profit percentage increase was primarily attributable to the housewares/small appliance division which recorded an increase of $10,691,000 from $23,153,000 in 2001 to $33,844,000 in
          2002. As a percentage of sales, housewares/small appliance margins increased to 29% versus 2001's 21%. The gross margin dollar increase stemmed in largest part from the partial liquidation of the LIFO inventory reserve, as discussed in Notes B and M, and from increased sales volume while both 2002 and 2001 gross margin was negatively impacted by the write-down of inventory related to the plant closing in the amount of $565,000 and $880,000. The defense products division gross profit increased $1,199,000 reflecting greater unit sales, higher margin product sales mix improvement, and a full year of revenues. The absorbent product division's gross profit increase reflects a full year of operation versus approximately a month and a half of operation during 2001. The absorbent products division is continuing to establish a customer base and working on expanding its product offerings. There can be no assurance the segment will be successful in achieving these objectives.

          Selling and general expenses increased $6,398,000. A national television advertising campaign for the Presto(R) Pizzazz(R) pizza oven accounted for approximately $5,000,000 of this increase. In addition, during the fourth quarter of 2002 the Company recorded a pension cost charge related to the Company's offer of early retirement to long-term employees in the amount of $1,677,000. See Note G.

          Fiscal years 2002 and 2001 included charges of $4,585,000 and $7,653,000, respectively, related to closing the Company's manufacturing operations in Jackson, Mississippi, and Alamogordo, New Mexico. See Note M for plant closing discussion.

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

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Cash provided by operating activities for the two years was virtually identical -- $24,797,000 during 2003 compared to $25,517,000 in the prior year. A summary of the sources of operating cash provided for both years can primarily be found in the changes in the components of working capital in the statement of cash flows. The increased cash flow in 2003 from the improvement in net earnings was essentially matched during the prior year as a result of the reduction in inventory.

          Cash flows from investing activities were likewise relatively flat -- $11,040,000 in 2003 versus $11,536,000 in 2002. Of note was the
          $10,218,000 of business acquisitions attributable to the purchase of the assets of

          NCN Hygienic Products, Inc. and the additions to property, plant, and equipment, primarily for AMTEC Corporation.

          Cash Flows from financing activities were essentially flat as well - $6,709,000 in 2003 versus $6,293,000, reflecting in each year the payment of a dividend and the purchase of treasury stock.

          As a result of the foregoing factors, cash and cash equivalents increased by $29,128,000 to $143,765,000.

          Working capital increased by $3,375,000 to $212,736,000 at December 31, 2003. The Company's current ratio was 4.9 to 1.0 at December 31, 2003, compared to 5.0 to 1.0 at the end of fiscal 2002.

          As of December 31, 2003, there were no additional material capital commitments outstanding. In January 2004, the Company entered into an agreement to purchase approximately $12,000,000 in equipment to expand the product line in its absorbent products segment. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions or capital investments in these segments if the appropriate return on investment is projected.

          The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means. The interest rate declines over the past several years coupled with the extremely low interest rate environment currently has resulted in reduced levels of interest income for the Company. There can be no assurance when interest rates will begin to move towards more historically normal levels. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Interest rates are not expected to improve, and may continue to decline during 2004. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies, and is not controllable by the Company.

          In connection with the Company's plant closing activity during 2004, the Company could incur additional losses upon the disposition of property, plant, and equipment associated with the operations that were closed. Plant closing activities of this nature are unique and infrequent for the Company, therefore, these activities possess inherent risk that errors in the estimation process could occur. Subject to the foregoing estimation risk, no major plant closing related expenses are expected in 2004.

          CONTRACTUAL OBLIGATIONS
          -----------------------

          The table below discloses a summary of the Company's specified contractual obligations at December 31, 2003:

                                                     Payments Due By Period
                                                     ----------------------
                                                        (In Thousands)
                                                        --------------
          Contractual Obligations      Total      Under 1 Year   1-3 Years    3-5 Years
          -----------------------      -----      ------------   ---------    ---------

          Purchase obligations(1)   $12,300,000   $12,300,000   $       --   $       --
          Earn-out payments(2)        5,060,000     1,250,000    1,250,000    2,560,000
          Pension contribution(3)     1,500,000     1,500,000           --           --
                                    -----------   -----------   ----------   ----------
               Total                $18,860,000   $15,050,000   $1,250,000   $2,560,000
                                    ===========   ===========   ==========   ==========

       (1)Purchase obligations represent outstanding purchase orders at December 31, 2003 issued to the Company's housewares manufacturers in the Orient. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company's products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be estimated.
       (2)The Company has agreed to make certain earn-outs dependent upon the future earnings performance of companies acquired. The expected payments noted above were based upon the anticipated future levels of earnings of the acquired companies.
       (3)The pension contribution represents the cash amounts the Company anticipates it will pay to the plan in 2004. As the Company announced it would be terminating the plan as of December 31, 2003, there will be no further obligations to the plan after December 31, 2004.

          CRITICAL ACCOUNTING POLICIES
          ----------------------------

          The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The Company reviewed the development and selection of the critical accounting policies and believes the following are the most critical accounting policies that could have an effect on the Company's reported results. These critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors.

          INVENTORIES
          -----------
          New housewares/small appliance product introductions are an important part of the Company's sales to offset the morbidity rate of other housewares/small appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete inventory as a result of low or diminishing demand for a product. The Company did not have any major new product introductions or morbidity issues in the current year and, accordingly, did not record a reserve for obsolete product. In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.

          INSURANCE
          ---------
          The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs. The Company insures for product liability claims and health care costs, and retains a self-insured retention insurance accrual in the Company's financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. An increase in the number or magnitude of claims could have a material impact on the Company's financial condition.

          ENVIRONMENTAL
          -------------
          In May 1986, the Company's Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency's National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property. By December 31, 1998, all remediation projects had been installed, were fully operational, and restoration activities had been completed and accrued liabilities established for the expected cost of the activity. The Company believes its accrued liability reserve will be adequate to satisfy ongoing remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate. The Company's current environmental liability is based upon estimates of the future cost to maintain and operate remediation projects and monitor their results based upon historical costs incurred for such activities.

          PLANT CLOSING COSTS
          -------------------
          In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico during the third quarter of 2002 and is continuing its efforts to sell the facility. The Company closed its Jackson, Mississippi plant during the fourth quarter of 2002 and has begun to modify this plant to serve as a warehousing and shipping facility. Modification to the Jackson plant should be completed during 2004. See Note M for a description of plant closing activity.

          The estimated accruals for plant closing costs may be subject to adjustment in the future. Potential cost items include the Company's success and the length of time required to sell the Alamogordo building, larger than expected health care claims for separated employees, and changes in other estimated costs to complete the plant closings.

          NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          Please refer to Note A (13) for information related to the future effect of adopting new accounting pronouncements on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

          The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company's manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2002 and 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

          A. The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Certified Public Accountants are contained on pages F-1 through F-18 of this report.

          B. Quarterly financial data is contained in Note O in Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

          None

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

                                    PART III
                                    --------

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

          INFORMATION CONCERNING DIRECTORS
          --------------------------------

          The following table provides information as to the directors of the Company.

                                          Principal Occupation;                                             Director's
                                          Business Experience                                Director       Term To
          Director                Age     Past 5 Years                                       Since          Expire
          -------------------     ---     -------------------------------------------        --------       ----------
          Richard N. Cardozo      68      Adjunct Professor, University of Miami;            1998           2004
                                          Professor Emeritus, Carlson School of
                                          Management, University of Minnesota

          Patrick J. Quinn        54      Chairman and President, Ayres Associates;          2001           2004
                                          prior to April 28, 2000, Executive Vice
                                          President

          James F. Bartl          63      Executive Vice President and Secretary             1995           2005
                                          of the Company

          Michael J. O'Meara      53      Chairman of the Board and Director,                1996           2005
                                          People's National Bank, Eau Claire,
                                          Wisconsin

          Melvin S. Cohen         86      Chairman Emeritus of the Board of the              1949           2006
                                          Company; Prior to January 1, 2002,
                                          Chairman

          Maryjo Cohen            51      Chairperson of the Board, President and            1988           2006
                                          Chief Executive Officer of the Company(1)

          (1) Ms. Cohen is the daughter of Mr. Cohen.

          The Company has an Audit Committee consisting of Messrs. O'Meara, Cardozo, and Quinn, and plans to have nominating/corporate governance and compensation committees in place by the time of the 2004 annual stockholders meeting. The Company has not appointed an Audit Committee financial expert. Based on its relative size and the scope of its operations, it is not believed that there is a need to make such a designation at this time.

          Directors of the Company, other than those who are also executive officers, currently receive $1,000 for each Board meeting and $275 for each Audit Committee meeting attended. Executive officers are not compensated for services as Board members.

          IDENTIFICATION OF EXECUTIVE OFFICERS
          ------------------------------------

          The following information is provided with regard to the executive officers of the registrant: (All terms of office are for one year or until their respective successors are duly elected.)

              NAME                 TITLE                              AGE
              ----                 -----                              ---

          Maryjo Cohen          Chairperson of the Board,             51
                                   President and Chief Executive
                                   Officer

          James F. Bartl        Executive Vice President              63
                                   and Secretary

          Neil L. Brown         Vice President, Manufacturing         60
                                   and Purchasing

          Donald E. Hoeschen    Vice President, Sales                 56

          Larry Tienor          Vice President, Engineering           55

          Randy Lieble          Chief Financial Officer               50
                                   and Treasurer

          Ms. Cohen became Chairperson of the Board on January 1, 2002. Prior to that date she had been elected Treasurer in September 1983, to the additional positions of Vice President in May 1986, President in May 1989 and Chief Executive Officer in May 1994. She has been associated with the registrant since 1976. Prior to becoming an officer, she was Associate Resident Counsel and Assistant to the Treasurer.

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

          Mr. Tienor was elected Vice President in November 2003. He has been associated with the registrant since 1971. Prior to becoming an officer, he was Director of Engineering.

          Mr. Lieble was elected Treasurer in November 1995 and the additional position of Chief Financial Officer in November 1999. He has been associated with the registrant since 1977. Prior to becoming an officer, he was Manager of Investments and Government Contracts.

          CODE OF ETHICS
          --------------

          The Company has adopted a code of business conduct and ethics which is posted on its web site at www.gopresto.com.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

          SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
          ----------------------------------------------

          The following table provides certain summary information concerning annual compensation paid by the Company to the Company's chief executive officer and each of the four highest paid executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2003.

          SUMMARY COMPENSATION/PENSION ACCRUED BENEFIT TABLE
          --------------------------------------------------

Name and Principal Position               Year     Salary        Bonus       401 (K) Plan(1)     Pension Plan(2)
---------------------------               ----     ------        -----       ---------------     ---------------
Maryjo Cohen                              2003     $64,000      $225,000         $4,000              $135,000
Chairperson of the board, President,      2002      64,000       216,000          4,000
Chief Executive Officer and Director      2001      64,000       216,000          3,400

James F. Bartl                            2003     $44,600      $213,400         $4,000              $330,000
Executive Vice President, Secretary,      2002      44,600       204,400          4,000
and Director                              2001      44,600       197,400          3,400

Donald E. Hoeschen                        2003     $41,370      $147,500         $3,657              $207,000
Vice President-Sales                      2002      41,370       141,500          3,557
                                          2001      41,370       136,500            -0-

Randy F. Lieble                           2003     $40,000      $120,000         $2,900              $126,000
Chief Financial                           2002      40,000       105,000          2,750
Officer and Treasurer                     2001      40,000        97,500          2,600

Lawrence J. Tienor                        2003     $37,790       $98,710         $2,629              $201,000
Vice President-Engineering                2002      37,790        92,210          2,392
                                          2001      37,790        81,810          2,300

(1) The amounts shown in this column are matching contributions made by the Company.
(2) Estimated value of accrued benefit in defined benefit pension plan as of December 31, 2003 termination date.

          AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR
          ---------------------------------------------
          AND FISCAL YEAR-END OPTION VALUES
          ---------------------------------

                                                          Number of Securities
                                                          Underlying Unexercised              Value of Unexercised
                      Shares                              Options At                          In-The-Money Options
                      Acquired On       Value             Fiscal Year-End (#)                 At Fiscal Year-End ($)
Name                  Exercise (#)      Realized ($)      Exercisable/Unexercisable           Exercisable/Unexercisable
----                  ------------      ------------      -------------------------           -------------------------
Donald E. Hoeschen        -0-               -0-                 250 / 750                                   (1)

Randy F. Lieble           -0-               -0-                 250 / 250                                   (1)


(1) The outstanding options at year-end were not "in the money."

          PENSION AND CERTAIN TRANSACTIONS
          --------------------------------

          As of December 31, 2003, the Company terminated its qualified, defined benefit pension plan (the "Plan") in which executive officers of the Company participated. All participants, including the executive officers listed above, will receive their accrued benefit under the Plan as of the termination date. The amount of the accrued benefit will vary based on length of service and age.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
          -----------------------------------------------------------

          As described below in the report on executive compensation, members of the Board of Directors determine the compensation of the executive officers of the Company. This includes the compensation of those executive officers who also serve as directors, namely, Maryjo Cohen, Chairperson of the Board, President, and Chief Executive Officer, and James F. Bartl, Executive Vice President and Secretary. Ms. Cohen and Mr. Bartl do not participate in any decisions regarding their own compensation.

          Executive officers of the Company, including Ms. Cohen and Mr. Bartl, also serve as directors and executive officers of the Company's subsidiaries.

          BOARD REPORT ON EXECUTIVE COMPENSATION
          --------------------------------------

          Decisions on executive compensation are made by the Board of Directors. There is no separate compensation committee as of this time. Salaries and bonus compensation are reviewed annually at or near the end of the Company's fiscal year.

          Historically the Company has maintained salaries at a level that is considered to be below salaries for executives of comparable companies. This provides a more conservative approach to base compensation if the Company experiences significant adverse operating results that the Board of Directors believes should result in a reduction in total compensation. Salaries historically have been supplemented by amounts characterized as bonus compensation, which is paid in cash as described in the above table. The Board considers, however, salaries and bonuses together to determine if total compensation, irrespective of how characterized, is reasonably related to the services provided.

          The Company has not relied upon stock incentives as a principal part of its compensation program for its executives. However, the Company has made available stock purchase arrangements for executive officers. The last such arrangement for any of the executive officers named in the foregoing table was in 1997.

          The Board believes that the total salary and bonus compensation paid to its executives is appropriate in relationship to the size and nature of the Company's business, total compensation of other executives of similar businesses, the longevity of such officers' service with the Company, the limited number of senior executives employed by the Company and the results that have been achieved by its management group (bonuses are not based upon a percentage or other formula utilizing revenues, income or other financial data as predicates). No compensation or other consultant has been retained by the Board to evaluate executive compensation. The Board does consider, however, data generally made available on executive compensation by such organizations.

          The Company has utilized the salary and discretionary bonus approach described above for more than 25 years and no change in this compensation approach is currently being considered. Because of their substantial stock ownership, the interests of Ms. Cohen, the Company's senior officer, and Mr. Cohen, Chairman Emeritus, are substantially related to the interests of all stockholders. Mr. Bartl also has material stock interests in relation to his compensation level. Further, stock-based compensation is not deemed by the Board to be necessary or appropriate.

          The basis for the compensation of Ms. Cohen as Chairperson of the Board, President and Chief Executive Officer is determined in the same manner as the compensation for the other executive officers. The Board considered, in establishing Ms. Cohen's compensation, her demonstrated competence over many years, the scope of responsibilities assumed and her expertise in a variety of significant niches within the business. No specific weight was assigned to any of these factors and, as in the case of other executives, no formula is utilized for determining bonus compensation.

          Section 162(m) of the Internal Revenue Code imposes an annual deduction limitation of $1.0 million on the compensation of certain executive officers of publicly held companies. The Board of Directors does not believe that the Section 162(m) limitation will materially affect the Company in the near future based on the level of the compensation of the executive officers. If the limitation would otherwise apply, the Board of Directors could defer payment of a portion of the bonus to remain under the $1.0 million annual deduction limitation.

          Submitted by the Company's Board of Directors:

                    Melvin S. Cohen   James F. Bartl        Richard N. Cardozo
                    Maryjo Cohen      Michael J. O'Meara    Patrick J. Quinn

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATERS.
         ---------------------------

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF
-----------------------------------------------

The following table sets forth information provided to the Company as to beneficial ownership of the Company's common stock, as of February 27, 2004 by
(i) the only shareholders known to the Company to hold 5% or more of such stock,
(ii) each of the directors and executives of the Company named in the Summary Compensation/Pension Accrued Benefit Table, and (iii) all directors and officers as a group. Unless otherwise indicated, all shares represent sole voting and investment power.

                                                    AMOUNT AND NATURE            PERCENT OF
BENEFICIAL OWNER                                    OF BENEFICIAL OWNERSHIP      COMMON STOCK
----------------                                    -----------------------      ------------
Maryjo Cohen                                            1,991,326(1)(2)              29.2%
3925 N. Hastings Way
Eau Claire, WI 54703

Melvin S. Cohen                                           430,976(1)(3)               6.3%
3925 N. Hastings Way
Eau Claire, WI 54703

Dimensional Fund Advisors, Inc.                           386,508(4)                  5.7%
1299 Ocean Avenue
Santa Monica, CA 90401

Royce & Associates, LLC                                   571,600(4)                  8.4%
1414 Avenue of the Americas
New York, NY 10019

James F. Bartl                                             45,904(5)                 ----(6)
Donald E. Hoeschen                                          1,002                    ----(6)
Randy F. Lieble                                             1,280                    ----(6)
Lawrence J. Tienor                                           ----                    ----
Michael J. O'Meara                                            100                    ----(6)
Richard N. Cardozo                                           ----                    ----
Patrick J. Quinn                                              200                    ----(6)
All officers and directors as a group                   2,122,022(7)                 31.1%
(10 persons)

(1)(Includes 108,875 shares owned by the L. E. Phillips Family Foundation, Inc. (the "Phillips Foundation"), a private charitable foundation of which the named person is an officer and/or director and as such exercises shared voting and investment powers.
(2)Includes 1,669,664 shares held in a voting trust described in the section below captioned "Voting Trust Agreement," for which Ms. Cohen has sole voting power, and 211,716 shares owned by pension trusts of the Company or affiliates, and private charitable foundations (other than the Phillips Foundation) and family member trusts of which Ms. Cohen is a co-trustee, officer or director, and as such exercises shared voting and investment powers.
(3)Includes 322,101 shares owned by pension trusts of the Company or affiliates, charitable trusts and private charitable foundations (other than the Phillips Foundation) of which Mr. Cohen is a co-trustee, officer or director, and as such exercises shared voting and investment powers. Does not include shares held in a voting trust described in the section below captioned "Voting Trust Agreement," for which Mr. Cohen holds voting trust certificates. Pursuant to the voting trust, Mr. Cohen does not have the power to vote or dispose of such shares.
(4)Based on February 2004 Schedule 13-G filing with the Securities and Exchange Commission.
(5)Includes 29,662 shares held by pension trusts of the Company or affiliates for which Mr. Bartl is a co-trustee and as such exercises shared voting and investment powers.
(6)Represents less than 1% of the outstanding shares of common stock of the Company.
(7)Includes options for 750 shares currently exercisable by three officers under the National Presto Industries, Inc. 1988 Stock Option Plan.

          The information contained in the foregoing footnotes is for explanatory purposes only, and the persons named in the foregoing table disclaim beneficial ownership of shares owned or held in trust for any other person, including family members, trusts, or other entities with which they may be associated. Stock ownership information contained in this Form 10-K was obtained from the Company's shareholder records, filings with governmental authorities, or from the named directors and officers.

          SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          --------------------------------------------------------

          Based upon a review of Forms 3, 4 and 5 and any amendments thereto pursuant to Section 16 of the Securities and Exchange Act of 1934, the Company believes all such forms were filed on a timely basis by reporting persons during the fiscal year ended December 31, 2003.

          VOTING TRUST AGREEMENT
          ----------------------

          Maryjo Cohen and Melvin Cohen, and eight other persons comprising extended family members and related trusts, have entered into a voting trust agreement with respect to the voting of an aggregate of 1,669,664 shares of common stock of the Company. The voting trust agreement will terminate on December 4, 2009, unless sooner terminated by the voting trustee or unanimous written consent of all the parties to the voting trust agreement, or unless extended by unanimous written consent by all parties to the agreement. The voting trustee under the agreement is Maryjo Cohen. Under the agreement, the voting trustee exercises all rights to vote the shares subject to the voting trust.

          EQUITY COMPENSATION PLAN INFORMATION
          ------------------------------------

          The following table sets forth information with respect to the Company's equity compensation plans as of December 31, 2003.

                                        (a)                        (b)                          (c)
               ---------------------------------------------------------------------------------------------------------
               Plan category            Number of securities to    Weighted-average exercise    Number of securities
                                        be issued upon exercise    price of outstanding         remaining available for
                                        of outstanding options,    options, warrants and        future issuance under
                                        warrants and rights        rights                       equity compensation
                                                                                                plans (excluding
                                                                                                securities reflected in
                                                                                                column (a))
               ---------------------------------------------------------------------------------------------------------
               Equity compensation
               plans approved by
               security holders                  3,750                    $39.29                               -

               Equity compensation
               plans not approved
               by security holders                   -                         -                               -
                                                 -----                    ------                        --------

               Total                             3,750                    $39.29                               -
                                                 =====                    ======                        ========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

          Melvin S. Cohen, Chairman Emeritus of the Company, was paid $5,000 per month for consultation services in 2003. During the year, Mr. Cohen was consulted on a variety of matters based upon his executive experience and knowledge of the Company's operations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

          Grant Thornton LLP, Certified Public Accountants, were the independent accountants for the Company for the fiscal years ended December 31, 2002 and 2003. They have been selected by the Audit Committee to be independent accountants for the Company during the fiscal year ending December 31, 2004. The Audit

          Committee meets with representatives of Grant Thornton LLP to review their comments and plans for future audits.

          The following fees have been incurred by the Company:

                                           Audit Fees (1)     All Other Fees (2)
                                           --------------     ------------------

          Year ended December 31, 2002        $89,000             $48,000

          Year ended December 31, 2003        100,000              13,000

          (1)Annual financial statement audits, 10Q reviews and related expenses.

          (2)Costs related to tax assistance, SEC comment letter response consulting, and other projects.

          Grant Thornton LLP did not provide any financial information, design and implementation services for the Company during fiscal years ended December 31, 2002 and 2003.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     A.   Documents filed as part of this Form 10-K:

                                                                    Form 10-K
                                                                  Page Reference
                                                                  --------------

          1.   Consolidated Financial Statements:

               a.   Consolidated Balance Sheets - December 31,
                    2003 and 2002                                   F-1 & F-2

               b.   Consolidated Statements of Earnings - Years
                    ended December 31, 2003, 2002 and 2001             F-3

               c.   Consolidated Statements of Cash Flows - Years
                    ended December 31, 2003, 2002 and 2001             F-4

               d.   Consolidated Statements of Stockholders'
                    Equity - Years ended December 31, 2003, 2002
                    and 2001                                           F-5

               e.   Notes to Consolidated Financial Statements    F-6 thru F-17

               f.   Report of Independent Certified Public
                    Accountants                                       F-18

          2.   Consolidated Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts        F-19

          3.   Exhibits:

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

               Exhibit 11 -    Statement Re Computaton of Per Share Earnings

               Exhibit 21 -    Parent and Subsidiaries

               Exhibit 23.1 -  Consent of Grant Thornton LLP

               Exhibit 31.1 -  Certification of the Chief Executive Officer
                               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 31.2 -  Certification of the Chief Financial Officer
                               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.1 -  Certification of the Chief Executive Officer
                               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.2 -  Certification of the Chief Financial Officer
                               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     B.   Reports on Form 8-K:

          On October 27, 2003, the registrant filed a current report under Item 12 furnishing its earnings press release issued on October 24, 2003.

     C.   Exhibits:

          Reference is made to Item 15(A)(3).

     D.   Schedules:

          Reference is made to Item 15(A)(2).

                                   SIGNATURES
                                   ----------


Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        NATIONAL PRESTO INDUSTRIES, INC.
                        --------------------------------
                                  (registrant)




                                        By: /S/ Randy F. Lieble
                                            ------------------------------------
                                            Randy F. Lieble
                                            Chief Financial Officer
                                            and Treasurer
                                            (Principal Accounting Officer)



By: /S/ Richard N. Cardozo              By: /S/ Melvin S. Cohen
    -------------------------------         ------------------------------------
    Richard N. Cardozo                      Melvin S. Cohen
    Director                                Director



By: /S/ Patrick J. Quinn                By: /S/ James F. Bartl
    -------------------------------         ------------------------------------
    Patrick J. Quinn                        James F. Bartl
    Director                                Executive Vice President,
                                            Secretary and Director



By: /S/ Michael J. O'Meara              By: /S/ Maryjo Cohen
    -------------------------------         ------------------------------------
    Michael J. O'Meara                      Maryjo Cohen
    Director                                Chairperson of the Board, President,
                                            Chief Executive Officer and Director



Date: March 10, 2004
--------------------

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                   DECEMBER 31, 2003                   DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------
ASSETS

     CURRENT ASSETS:

          Cash and cash equivalents                                              $143,765                             $114,637

          Marketable securities                                                    69,836                               92,578

          Accounts receivable                                  $29,384                             $ 28,378

               Less allowance for doubtful accounts                480             28,904               480             27,898
                                                              --------                             --------

          Inventories:

               Finished goods                                   16,913                               17,675

               Work in process                                   4,490                                3,355

               Raw materials                                     2,091                                2,976

               Supplies                                          1,144             24,638               981             24,987
                                                              --------                             --------

          Other current assets                                                        717                                  998
                                                                                 --------                             --------

               Total current assets                                               267,860                              261,098

     PROPERTY, PLANT AND EQUIPMENT:

          Land and land improvements                               544                                  163

          Buildings                                              7,432                                8,385

          Machinery and equipment                               19,001                               14,119
                                                              --------                             --------

                                                                26,977                               22,667

               Less allowance for depreciation                   9,771             17,206             9,400             13,267
                                                              --------                             --------

     OTHER ASSETS                                                                  16,327                               15,629
                                                                                 --------                             --------
                                                                                 $301,393                             $289,994
                                                                                 ========                             ========

The accompanying notes are an integral part of these financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

                                                                   DECEMBER 31, 2003                   DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES

     CURRENT LIABILITIES:

          Accounts payable                                                       $ 21,341                             $ 18,753

          Federal and state income taxes                                            5,662                                3,643

          Accrued liabilities                                                      28,121                               29,341
                                                                                 --------                             --------

               Total current liabilities                                           55,124                               51,737

     COMMITMENTS AND CONTINGENCIES                                                      -                                    -

STOCKHOLDERS' EQUITY

     Common stock, $1 par value

          Authorized:  12,000,000 shares
          Issued:  7,440,518 shares                           $  7,441                              $  7,441

     Paid-in capital                                               991                                   998

     Retained earnings                                         258,506                               249,313

     Accumulated other comprehensive income (loss)              (1,439)                                 (698)
                                                              --------                             ---------

                                                               265,499                               257,054

     Treasury stock, at cost, 622,365 shares in 2003 and
      605,513 shares in 2002                                    19,230                                18,797
                                                              --------                             ---------

          Total stockholders' equity                                              246,269                              238,257
                                                                                 --------                             --------

                                                                                 $301,393                             $289,994
                                                                                 ========                             ========

The accompanying notes are an integral part of these financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)

            For the years ended December 31,          2003               2002              2001
---------------------------------------------------------------------------------------------------
Net sales                                           $133,835           $133,729          $119,078

Cost of sales                                         88,283             96,488            94,119
                                                    --------          ---------           -------

Gross profit                                          45,552             37,241            24,959

Selling and general expenses                          23,552             26,826            20,428

Plant closing costs                                    1,834              4,020             6,773

Pension plan termination expense                       1,317                  -                 -
                                                    --------          ---------           -------

Operating profit (loss)                               18,849              6,395            (2,242)

Other income, principally interest                     4,234              5,119             8,377
                                                    --------          ---------           -------

   Earnings before provision for income taxes         23,083             11,514             6,135

Provision (benefit) for income taxes                   7,606              2,824              (151)
                                                    --------          ---------           -------

   Net earnings                                     $ 15,477          $   8,690           $ 6,286
                                                    ========          =========           =======

Weighted average shares outstanding:
   Basic                                               6,820              6,839             6,856
                                                       =====              =====             =====
   Diluted                                             6,821              6,840             6,857
                                                       =====              =====             =====

Net earnings per share:
   Basic                                               $2.27              $1.27             $0.92
                                                       =====              =====             =====
   Diluted                                             $2.27              $1.27             $0.92
                                                       =====              =====             =====

The accompanying notes are an integral part of these financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                In Thousands
                                                                  --------------------------------------------
                For the years ended December 31,                      2003           2002           2001
                                                                      ----           ----           ----
Cash flows from operating activities:
   Net earnings                                                     $  15,477      $   8,690      $    6,286
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Provision for depreciation                                        2,353          1,934           3,436
      Deferred income taxes                                             2,252            311          (2,343)
      Pension charges (credits)                                           322          2,646            (399)
      Plant closing and asset impairment charges                         (950)           685           7,653
      Other                                                               584            (49)            212
      Changes in:
         Accounts receivable                                             (572)         2,723         (18,887)
         Inventories                                                    1,804          9,010             605
         Prepaid expenses                                                (308)           (41)             67
         Accounts payable and accrued liabilities                       1,816           (980)         (2,619)
         Federal and state income taxes                                 2,019            588             (53)
                                                                    ---------     -----------     ----------
            Net cash provided by (used in) operating activities        24,797         25,517          (6,042)
                                                                    ---------     ----------      ----------

Cash flows from investing activities:
   Marketable securities purchased                                    (18,075)       (45,211)        (63,553)
   Marketable securities - maturities and sales                        40,714         60,651         104,144
   Acquisition of property, plant and equipment                        (2,903)        (3,408)         (2,038)
   Acquisition of businesses                                          (10,218)          (500)         (3,593)
   Sale of property, plant, and equipment                               1,434              4              11
   Other                                                                   88              -               -
                                                                    ---------      ---------      ----------
            Net cash provided by investing activities                  11,040         11,536          34,971
                                                                    ---------      ---------      ----------

Cash flows from financing activities:
   Dividends paid                                                      (6,284)        (6,290)        (13,754)
   Payment of debt acquired in acquisition                                  -              -          (5,243)
   Purchase of treasury stock                                            (425)            (3)         (1,301)
                                                                    ---------      ---------      ----------
            Net cash used in financing activities                      (6,709)        (6,293)        (20,298)
                                                                    ---------      ---------      ----------

Net increase in cash and cash equivalents                              29,128         30,760           8,631
Cash and cash equivalents at beginning of year                        114,637         83,877          75,246
                                                                    ---------      ---------      ----------
Cash and cash equivalents at end of year                            $ 143,765      $ 114,637      $   83,877
                                                                    =========      =========      ==========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Income taxes                                                  $   3,378      $   1,985      $    2,423
                                                                    =========      =========      ==========

Supplemental disclosure of non-cash investing and financing activities:
   As of December 31, 2003, 2002, and 2001, the unrealized gain (loss) on available for sale securities, net of tax was $600, $667, and $(251).

The accompanying notes are an integral part of these financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except share and per share data)
For the years ended December 31, 2003, 2002, 2001
--------------------------------------------------------------------------------

                                                                                    Accumulated
                                               Common     Paid-in      Retained    Comprehensive   Treasury
                                               Stock      Capital      Earnings       Income         Stock         Total
                                               -----      -------      --------       -------      --------        -----
Balance January 1, 2001                        $7,441     $ 1,027      $ 254,381      $  (177)     $(17,689)     $ 244,983

Net earnings                                        -           -          6,286            -             -          6,286

Unrealized loss on available for sale
   securities, net of tax                           -           -              -          (74)            -            (74)
                                                                                                                 ---------

Total other comprehensive income                    -           -              -            -             -          6,212

Dividends paid, $2.00 per share                     -           -        (13,754)           -             -        (13,754)

Purchase of treasury stock - 48,200 shares          -           -              -            -        (1,301)        (1,301)

Other                                               -         (16)             -            -           228            212
                                               ------     -------      ---------      -------      --------      ---------
Balance December 31, 2001                       7,441       1,011        246,913         (251)      (18,762)       236,352

Net earnings                                        -           -          8,690            -             -          8,690

Unrealized gain on available for sale
   securities, net of tax                           -           -              -          918             -            918

Unrealized loss on net periodic pension
   cost, net of tax                                 -           -              -       (1,365)            -         (1,365)
                                                                                                                 ---------

Total other comprehensive income                    -           -              -            -             -          8,243

Dividends paid, $.92 per share                      -           -         (6,290)           -             -         (6,290)

Purchase of treasury stock - 100 shares             -           -              -            -            (3)            (3)

Other                                               -         (13)             -            -           (32)           (45)
------------------------------------------     ------     -------      ---------      -------      --------      ---------
Balance December 31, 2002                       7,441         998        249,313         (698)      (18,797)       238,257

Net earnings                                        -           -         15,477            -             -         15,477

Unrealized loss on available for sale
   securities, net of tax                           -           -              -          (67)            -            (67)

Unrealized loss on net periodic
   pension cost, net of tax                         -           -              -         (674)            -           (674)
                                                                                                                 ---------

Total other comprehensive income                    -           -              -            -             -         14,736

Dividends paid, $.92 per share                      -           -         (6,284)           -             -         (6,284)

Purchase of treasury stock - 16,300 shares          -           -              -            -          (425)          (425)

Other                                               -          (7)             -            -            (8)           (15)
                                               ------     -------      ---------      -------      --------      ---------
Balance December 31, 2003                      $7,441     $   991      $ 258,506      $(1,439)     $(19,230)     $ 246,269
                                               ======     =======      =========      =======      ========      =========

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

          The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the bank for payment of $821,000 and $788,000 at December 31, 2003 and 2002, are included as reductions of cash and cash equivalents.

          MARKETABLE SECURITIES: The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

          At December 31, 2003 and 2002, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table:

                                                    MARKETABLE SECURITIES
                              --------------------------------------------------------------------
                                 AMORTIZED                        UNREALIZED         UNREALIZED
                                   COST          FAIR VALUE         GAINS              LOSSES
          December 31, 2003
          -----------------
          Tax exempt
            government
            bonds               $67,769,000     $68,626,000        $  860,000         $  3,000
          Equity securities       1,142,000       1,210,000           194,000          126,000
                                -----------     -----------        ----------         --------
          Total marketable
            securities          $68,911,000     $69,836,000        $1,054,000         $129,000
                                ===========     ===========        ==========         ========

          December 31, 2002
          -----------------
          Tax exempt
            government
            bonds               $90,409,000     $91,626,000        $1,257,000         $ 40,000
          Equity securities       1,142,000         952,000           132,000          322,000
                                -----------     -----------        ----------         --------
          Total marketable
            securities          $91,551,000     $92,578,000        $1,389,000         $362,000
                                ===========     ===========        ==========         ========

          Proceeds from sales of marketable securities totaled $40,714,000 in 2003, $60,651,000 in 2002, and $104,144,000 in 2001. Gross gains related to sales of marketable securities totaled $0, $16,000, and $47,000 in 2003, 2002 and 2001. Gross losses related to sales of marketable securities were $0, $231,000, and $0 in 2003, 2002, and 2001. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income and were gains of $924,000 and $1,027,000, and a loss of $386,000 before taxes at
          December 31, 2003, 2002, and 2001.

          The contractual maturities of the marketable securities held at December 31, 2003 are $40,312,000 in 2004, $13,190,000 in 2005,
          $4,215,000 in 2006, $10,909,000 beyond 2006 and $1,210,000 with indeterminate maturities.

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

     (7) GOODWILL: The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests whenever an impairment is indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to January 1, 2002, goodwill was amortized over 15 years. Beginning January 1, 2002, goodwill is no longer amortized. The Company's carrying amount, net of accumulated amortization, for goodwill as of December 31, 2003, 2002 and 2001, was $3,406,000, $3,406,000 and $2,906,000 relating to its defense products segment. In addition, at December 31, 2003, the Company had goodwill of $2,148,000 related to its absorbent products segment as a result of its acquisition of NCN Hygienic Products, Inc. (see Note L).

          The Company adopted the preceding accounting policy on January 1, 2002 as required by Statement of Financial Accounting Standard (SFAS) 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets".

          During 2001, the Company recorded goodwill amortization expense of $130,000. Without this amortization expense, 2001 adjusted net earnings would have been $6,416,000 resulting in adjusted basic and diluted earnings per share of $.94.

          No impairment was indicated when the Company performed its annual impairment test on September 29, 2003, the first day of the Company's fourth quarter. The Company had no intangible assets on January 1, 2003, other than goodwill.

     8) REVENUE RECOGNITION: The Company recognizes revenue when product is shipped. The Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment for small appliance sales. Early payment discounts are deducted in arriving at net sales.

     (9) ADVERTISING: The Company's policy is to expense advertising as incurred for the year. Advertising expense, including cooperative advertising, was $12,859,000, $14,734,000 and $9,605,000 in 2003, 2002
          and 2001.

     (10) STOCK OPTIONS: The intrinsic value method is used for valuing stock options issued. The pro forma effect on earnings of accounting for stock options using the fair value method is not material. See Note F.

     (11) ACCUMULATED OTHER COMPREHENSIVE INCOME: At December 31, 2003 and 2002 the accumulated comprehensive loss includes an additional net periodic pension liability related to the Company's defined benefit pension plan offset in part by an unrealizable gain on the Company's available-for-sale marketable security investments. These amounts are recorded net of tax effect.

     (12) PRODUCT WARRANTY: Company products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 2 to 12 years from date of purchase. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. The Company services its products through independent service providers throughout the United States and a corporate service repair operation. The Company's service and warranty programs are competitive with those offered by other manufacturers in the industry. The Company determines its product warranty liability based on historical percentages.

          The following table shows the changes in product warranty liability for the period:

                                                            (In Thousands)
                                                         -------------------
                                                            2003      2002
                                                           ------    ------
          Beginning balance January 1,                     $1,465    $1,492

          Accruals during the period                        3,398     3,002

          Charges / payments made under the warranties     (2,748)   (3,029)
                                                           ------    ------

          Balance December 31                              $2,115    $1,465
                                                           ======    ======


     (13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In May 2003, the Financial Accounting Standards Board (FASB) issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement changes the classification of certain common financial instruments from either equity or mezzanine presentation to liabilities in the balance sheet and requires an issuer of those financial instruments to recognize changes in fair value or redemption amount, as applicable, in earnings. This statement is effective for financial instruments entered into or modified after May 31, 2003 for public companies. As the Company has not issued any financial instruments addressed by this new pronouncement its adoption did not have a material effect on the Company's financial statements.

          In December 2003, The FASB revised and reissued Statement 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132(R)). This statement retains all of the disclosures that are required by the original FASB Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", and includes several additional disclosures. It also requires certain disclosures about pension and other postretirement benefit plans in interim financial statements. The additional annual disclosures in SFAS 132(R) are required in financial statements with fiscal years ending after December 15, 2003, except for disclosures about estimated future benefit payments and additional disclosures for foreign plans, which are effective for fiscal years ending after June 15, 2004. The interim-period disclosures are required in interim periods beginning after December 15, 2003. The annual disclosure requirements for the Company's pension plan are included in Note G. The Company will adopt the interim disclosure provisions of SFAS 132(R) during the first quarter of fiscal 2004.

B.   INVENTORIES:
     The amount of inventories valued on the LIFO basis was $14,058,000 and $18,024,000 as of December 31, 2003 and 2002. Under LIFO, inventories are valued at approximately $688,000 and $5,723,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2003 and 2002. The significant reduction in the amount of LIFO inventory below current cost from 2002 to 2003 is attributable to the Company's decision to outsource manufacturing of its housewares/small appliances. See Note M for further information related to the effect of this decision on inventory valuation. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the housewares/small appliance segment.

     The following table describes the effect if LIFO inventories had been valued at current cost determined on a FIFO basis.

                                    Increase (Decrease)
                                    -------------------
                      Cost of               Net                 Earnings
           Year        Sales             Earnings               Per Share
           ----        -----             --------               ---------
           2003     $5,035,000          $(3,122,000)             $(0.46)
           2002      5,256,000           (3,259,000)              (0.48)
           2001        266,000             (165,000)              (0.02)

     This information is provided for comparison with companies using the FIFO basis. Inventory for defense and absorbent products, along with service parts for housewares/small appliances, are valued under the first-in-first-out method and total $9,588,000 and $6,108,000 at December 31, 2003 and 2002. The 2003 FIFO total is comprised of $2,899,000 of finished goods, $4,490,000 of work in process, and $2,199,000 of raw material and supplies. At December 31, 2002 the FIFO total was comprised of $493,000 of finished goods, $3,336,000 of work in process, and $2,279,000 of raw material and supplies.

C.   ACCRUED LIABILITIES:
     At December 31, 2003 accrued liabilities consisted of payroll $2,213,000, insurance $16,015,000, environmental $2,287,000, plant closing costs $685,000, employee termination $836,000, minimum pension liability $3,311,000 and other $2,774,000. At December 31, 2002 accrued liabilities consisted of payroll $2,883,000, insurance $16,854,000, environmental $2,692,000, plant closing costs $521,000, employee termination $2,148,000, minimum pension liability $2,713,000 and other $1,530,000.

D.   TREASURY STOCK:
     As of December 31, 2003, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares of the Company's common stock. During 2003 and 2002, 16,300 and 100 shares were reacquired. Treasury shares have been used for the exercise of stock options and to fund the Company's 401(k) contributions.

E.   NET EARNINGS PER SHARE:
     Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 3,750; 6,250; and 7,500 shares of common stock with a weighted average exercise price of $39.29, $39.36, and $39.39 were outstanding at December 31, 2003, 2002, and 2001, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

F.   STOCK OPTION PLAN:
     The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for key employees. Stock options for 3,750 shares at a weighted average price of $39.29 per share were outstanding at December 31, 2003. Stock options for 6,250 shares at a weighted average price of $39.36 per share were outstanding at December 31, 2002. There were 1,000 shares exercisable at $39.29 at December 31, 2003 and 1,250 shares exercisable at $39.36 at December 31, 2002. The pro forma effect of accounting for stock options using the fair value method is not material.

G. RETIREMENT PLANS:
     PENSION PLANS:
     Prior to January 1, 2003, the Company had two pension plans which cover the majority of employees. Effective January 1, 2003, these plans were merged into one plan. Pension benefits are based on an employee's years of service and compensation near the end of those years of service. The Company's funding policy has been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members. During the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan and provide enhancements to its 401(k) plan. As a result, the plan was amended effective December 31, 2003 to freeze benefit accruals. The amendment eliminated the accrual of future defined benefits for all employees resulting in a $1,377,000 curtailment charge, which was recorded in 2003. An additional estimated $3,500,000 settlement charge is expected in the third quarter of 2004 when final distributions from the plan are made or annuities are purchased in exchange for participants' rights to receive benefits under the plan.

                                                                     (In Thousands)
                                                                    Pension Benefits
                                                      ------------------------------------------
                                                         2003             2002         2001
                                                        -------         -------       ------
Net periodic cost:
  Service cost                                          $   361          $  407        $ 374
  Interest cost                                             724             802          755
  Expected return on assets                                (517)           (749)        (743)
  Amortization of transition amount                           -             (83)        (104)
  Amortization of prior service cost                        167             187          223
  Actuarial loss                                            270             212          157
  Settlement charge                                           -             882            -
  Curtailment charge                                      1,317              58           74
                                                        -------         -------       ------
      Net periodic benefit cost                         $ 2,322         $ 1,716        $ 736
                                                        =======         =======       ======

Change in benefit obligation:
  Benefit obligation at beginning of year               $10,684         $10,755
  Service cost                                              361             407
  Interest cost                                             724             802
  Special termination benefits                                -             737
  Plan amendments                                           987               -
  Curtailment gain                                       (1,534)           (203)
  Actuarial loss                                          1,492           1,018
  Benefits and expenses paid                             (1,142)         (2,832)
                                                        -------         -------
      Benefit obligation at end of year                 $11,572         $10,684
                                                        =======         =======

Change in plan assets:
  Fair value of plan assets at beginning of year        $ 8,501         $10,132
  Employer contributions                                  2,000             961
  Actual return on plan assets                              954             240
  Benefits and expenses paid                             (1,142)         (2,832)
                                                        -------         -------
     Fair value of plan assets at end of year           $10,313         $ 8,501
                                                        =======         =======


Employer contributions are expected to total $1,500,000 in 2004.

The Company's pension plan asset target allocations for 2004 and actual asset allocations are as follows at December 31:

                                    Target       Percentage of Plan Assets

                                     2004          2003           2002
                                    ------        ------         -------
Asset category:
  Equity securities                   0.0%         26.5%          25.7%
  Debt securities                     0.0%         42.7%          67.7%
  Short-term liquid investments     100.0%         30.8%           6.6%
                                    ------        ------         ------

     Total                          100.0%        100.0%         100.0%
                                    ======        ======         ======

     Equity securities consist principally of National Presto Industries, Inc. common stock.

     National Presto's investment strategy with respect to pension plan assets has changed with the decision to freeze benefit accruals and terminate the pension plan effective December 31, 2003. The investment strategy now in place is to convert the equity and debt positions to cash prior to the targeted distribution date in the third quarter of 2004.

     The expected rate of return on plan assets assumption is based on a multi-year stochastic simulation of projected returns, taking into account the plan's target asset allocation and reasonable expectations of future economic conditions. The simulation model incorporates the capital market conditions prevailing at the starting date of the projection, as well as a wide range of plausible scenarios of future capital market performance.

                                                        (In Thousands)
                                                     --------------------
                                                      2003          2002
                                                     ------        ------
     Reconciliation of funded status:
       Funded status                                $(1,259)      $(2,183)
       Unrecognized actuarial loss                    3,310         4,059
       Unrecognized prior service cost                    -           497
                                                     ------        ------
          Prepaid benefit                            $2,051        $2,373
                                                     ======       =======

     Statement of financial position:
       Prepaid benefit cost                          $2,051        $2,373
       Additional minimum liability                  (3,310)       (2,713)
       Intangible asset                                   -           497
       Accumulated other comprehensive income         3,310         2,216
                                                     ------        ------
          Recognized amount                          $2,051        $2,373
                                                     ======        ======

     At December 31, 2003 and 2002, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were are follows:

                                                                (In Thousands)
                                       ------------------------------------------------------------------
                                          Projected Benefit Obligation         Accumulated Benefit
                                            Exceeds the Fair Value of       Obligation Exceeds the Fair
                                                  Plan's Assets              Value of Plan's Assets
                                                  -------------              ----------------------
                                                  December 31,                   December 31,
                                       --------------------------------   -------------------------------
                                             2003             2002            2003           2002
                                             ----             ----            ----           ----
     Projected benefit obligation           $11,572         $10,684         $11,572         $10,684
     Accumulated benefit obligation          11,572           8,841          11,572           8,841
     Fair value of plan assets               10,313           8,501          10,313           8,501

     The Company's accumulated benefit obligation of $11,572,000 and $8,841,000 at December 31, 2003 and 2002 exceeded the fair value of the plan's assets at December 31, 2003 and 2002. This caused the Company to recognize an additional minimum liability in the fourth quarter of 2003 and 2002 of $3,310,000 and $2,713,000. The recognition of this additional minimum liability resulted in the Company recognizing an additional intangible asset of $497,000 at December 31, 2002, which was equal to the unrecognized prior service cost. There was no unrecognized prior service cost at December 31, 2003. The difference between the additional minimum liability and the intangible asset, represents a net loss not yet recognized as net periodic pension cost and is recorded net of tax in other comprehensive income as an unrealized loss on net periodic pension cost. When the value of plan assets exceeds the accumulated benefit obligation, the additional minimum liability, intangible asset and the unrealized loss recorded in comprehensive income are no longer required.

     The company offered an early retirement window of enhanced retirement benefits in its pension plan during 2002. The special termination benefit cost associated with this window was $737,000.

     The combination of the early retirement window and a concurrent layoff, which were part of the same plant closing plan, resulted in a curtailment. The effect of the curtailment was a charge of $58,000 in 2002.

     The amount of lump sum benefits paid from the plan during 2002 triggered a settlement. The effect of the settlement was a charge of $882,000.

     WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST FOR THE YEARS ENDED DECEMBER 31:

                                                2003       2002     2001
                                                ----       ----     ----
     Discount rate                              6.50%      6.50%    7.25%
     Expected return on plan assets             6.50%      8.00%    8.00%
     Rate of compensation increase              4.00%      4.00%    5.00%


     WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31:

                                                2003       2002
                                                ----       ----
     Discount rate                              6.00%      6.50%
     Rate of compensation increase              N/A        4.00%

     401(K) PLAN:
     The Company sponsors a 401(k) retirement plan that covers substantially all employees. The Company will match up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution can be made with either cash or common stock, at the Company's discretion. Starting in 2004, the Company will match in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation. Contributions made from the treasury stock, including the Company's cash dividends, totaled $192,000 in 2003, $213,000 in 2002, and $251,000 in
     2001.

H.   INCOME TAXES:
     The following table summarizes the provision for income taxes:

                                                        (In Thousands)
                                             ----------------------------------
                                               2003          2002        2001
                                               ----          ----        ----
          Current:
               Federal                        $4,381        $1,927      $1,790
               State                             974           586         402
                                              ------        ------      ------
                                               5,355         2,513       2,192
                                              ======        ======      ======
          Deferred:
               Federal                         1,958           286      (2,013)
               State                             293            25        (330)
                                              ------        ------      ------
                                               2,251           311      (2,343)
                                              ------        ------      ------
          Total tax provision                 $7,606        $2,824      $ (151)
                                              ======        ======      ======

     The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

                                                  Percent of Pre-tax Income
                                                -----------------------------
                                                 2003       2002        2001
                                                 ----       ----        ----
          Statutory rate                         35.0%      35.0%       35.0%
          State tax                               3.6%       3.5%        0.8%
          Tax exempt interest and dividends      (5.2)%    (12.3)%     (37.3)%
          Other                                   (.4)%     (1.7)%      (1.0)%
                                                 ----      -----       -----
          Effective rate                         33.0%      24.5%       (2.5)%
                                                 ====      =====       =====

     Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in a net deferred tax asset are as follows at December 31:

                                                      (In Thousands)
                                                   ---------------------
                                                    2003          2002
                                                   ------        -------
          Insurance                                $6,150        $ 6,472
          Environmental                               878          1,034
          Pension                                  (1,364)          (911)
          Plant closing                               575          3,202
          Other                                     2,032            270
                                                   ------        -------
                                                   $8,271        $10,067
                                                   ======        =======

I.   COMMITMENTS AND CONTINGENCIES:
     On July 16, 2002, the Securities and Exchange Commission filed a lawsuit against National Presto Industries, Inc. alleging the Company operated as an unregistered investment company. The case does not involve fraud, deceptive practices, or questionable accounting methods, and the Company plans to vigorously defend itself. If unsuccessful, the Company may have to reallocate invested assets which will result in reduced yields, or it might be required to register as an investment company. In the latter situation, it would be prohibited from engaging in business in interstate commerce until registration occurred. The obligations upon registration are many and could include: 1) possible imposition of significant additional reporting requirements (a burden which would not be imposed upon its competitors); 2) potential regard in the market as a closed-end mutual fund which could result in a trading price sharply discounted from net asset value; 3) possible limitations on the use of capital and earnings which could inhibit or terminate commercial business growth. Management is unable to make a meaningful estimate of the overall impact on the Company's operations, if any, that would result from an unfavorable final determination of this matter.

     In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material affect on the Company's consolidated financial position, liquidity, or results of operations.

J.   CONCENTRATIONS:
     For the year ended December 31, 2003, one customer accounted for 33% of net sales. One customer accounted for 37% of net sales for the year ended December 31, 2002. Two customers accounted for 37% and 11% of net sales for the year ended December 31, 2001. The preceding concentrations related to housewares/small appliance sales.

     The Company sources its housewares/small appliances from the Orient and as a result risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays. As a consequence, products may not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective. In addition, the Company's manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2002 and 2003.

K.   ENVIRONMENTAL:
     As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. Based on factors known as of December 31, 2003, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible that the existing accrual could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

L.   BUSINESS ACQUISITIONS:
     On July 31, 2003, the Company finalized the acquisition of Spectra Technologies LLC (Spectra) of East Camden, Arkansas. Spectra is a start-up company that performs Load, Assemble and Pack (LAP) operations on ordnance related products for the U.S. government and prime contractors. Payment of the Purchase Price will be made in the form of a cumulative earn-out based upon net income of Spectra over a period of time commencing as of the closing and ending on December 31, 2007. The earn-out will be 40% of the first $6.4 million of net income of Spectra and 20% of net income in excess of $6.4 million. No earn-out amounts were earned in 2003.

     On October 6, 2003, the Company purchased the assets of NCN Hygienic Products, Inc. (NCN), a Marietta, Georgia, manufacturer of adult incontinence products and training pads for pets. The acquisition was accounted for as a purchase with all assets recorded at fair market value. At the date of acquisition, total assets were approximately $10,200,000, including goodwill of approximately $2,150,000. An additional earn-out amount of up to $2,500,000 will be paid based upon certain earnings targets through December 31, 2005. The NCN acquisition contributed net revenue of $2,900,000 from the date of acquisition to December 31, 2003.

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

     On November 19, 2001 the Company purchased two state-of-the-art high-speed diaper machines and assumed other liabilities in the acquisition of the existing customer base of RMED International, Inc. At the date of the acquisition, total assets were approximately $7,300,000 with no goodwill recognized.

     Additional disclosures required under SFAS 141, BUSINESS COMBINATIONS, related to these acquisitions were not considered material.

M.   PLANT CLOSING:
     In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and is continuing its efforts to sell the facility. The Company closed its Jackson, Mississippi plant during the fourth quarter of 2002 and has begun to modify this plant to serve as a warehousing and shipping facility. Modification to the Jackson plant should be completed during 2004.

     As a result of the Company's transition from U.S. plant production to Orient sourcing, the Company recorded charges in 2003, 2002 and 2001, which are summarized in the table below.

                                              Employee                            Other
                                             Termination        Inventory          Exit
                                              Benefits          Writedown          Cost              Total
                                             -----------       -----------      -----------       -----------
         January 1, 2001                     $         -       $         -      $         -       $         -
         Additions in 2001                       637,000           880,000          519,000         2,036,000
                                             -----------       -----------      -----------       -----------
         Balance December 31, 2001               637,000           880,000          519,000         2,036,000

         Additions in 2002                     4,654,000                 -                -         4,654,000
         Charges in 2002                      (2,156,000)       (1,445,000)        (299,000)       (3,900,000)
         Changes in estimates                   (987,000)          565,000          301,000          (121,000)
                                             -----------       -----------      -----------       -----------
         Balance December 31, 2002             2,148,000                 -          521,000         2,669,000

         Additions in 2003                        81,000           322,000        1,233,000         1,636,000
         Charges in 2003                      (1,393,000)         (322,000)      (1,069,000)       (2,784,000)
                                             -----------       -----------      -----------       -----------
         Balance December 31, 2003           $   836,000       $         -      $   685,000       $ 1,521,000
                                             ===========       ===========      ===========       ===========

     During the fourth quarter of 2003, the Company recorded additional plant closing charges of $1,834,000 which included $81,000 for health care costs associated with early retirement, $322,000 for write off of raw material, $1,233,000 for other exit costs, and $198,000 additional impairment of machinery and equipment. The additions to the plant closing accrual were primarily due to lower than expected inventory liquidation proceeds and higher than expected costs associated with the shutdown of the Jackson, Mississippi manufacturing facility and disposition efforts associated with the Alamogordo, New Mexico manufacturing facility.

     During the first quarter of 2002, the Company recorded a charge of $3,953,000 related to involuntary termination benefits. In the fourth quarter of 2002, the Company recorded an additional charge of $701,000 associated with additional employees identified by the Company for early retirement and termination as a result of plant closing activities. The total plant closing charge for 2002 was $.42 per share, net of tax, and amounted to $4,585,000, of which $565,000 related to the write down of inventory which was recorded in cost of sales and $52,000 of additional machinery & equipment impairment.

     During the fourth quarter of 2001, the Company recorded a charge of $7,653,000 or $.70 per share, net of tax. This 2001 fourth quarter charge included $5,617,000 for impairment of principally machinery and equipment, $880,000 for the write down of inventory recorded in cost of sales, $637,000 for involuntary employee termination benefits and other exit costs of $519,000. The machinery and equipment impairment charge was computed using fair values obtained from third party appraisers, equipment price lists and other suppliers, which were compared to the historical net book values at the time of the decision to close the plants. The provisions of SFAS 121 were applied to the impaired assets in determining the amount of impairment to record. Changes in estimates were recorded in the fourth quarter of 2002, decreasing the employee termination benefit accrual and increasing the inventory write-down and other exit cost accruals. The estimated changes were primarily due to lower than expected health care costs associated with employee termination benefits and higher than expected costs associated with the shutdown of U.S. plant manufacturing activities.

     The total outsourcing of all Company housewares/small appliance product manufacturing results in the creation of a new LIFO inventory category for the outsourced products. The previous LIFO inventory reserve of approximately $11,000,000 (Manufactured LIFO Reserve), which is associated with the manufactured housewares/small appliance inventories prior to plant closings, has been realized as this inventory category is sold. During 2003 and 2002, the Company recognized $5,000,000 and $5,300,000 (or $.46 and $.48 per share, net of tax) reduction in cost of goods sold resulting from the partial liquidation of the Manufactured LIFO Reserve. The Company expects to largely liquidate the remainder of the Manufactured LIFO Reserve of approximately $700,000 during 2004.

N.   BUSINESS SEGMENTS:
     Historically the Company has operated in one business segment, housewares/small appliances. As described in Note L, the Company completed two acquisitions during 2001 and two acquisitions during 2003. The Company identifies its segments based on the Company's organization structure, which is primarily by principal products. The principal product groups are housewares/small appliances, defense products and absorbent products.

     Housewares/small appliances is the Company's main product line which has historically manufactured and distributed small electrical appliances and housewares. These products are sold directly to retail outlets throughout the United States and also through independent distributors. As more fully described in Note M, the Company has exited U.S. manufacturing during 2001 and 2002 and now primarily sources its housewares/small appliance products from nonaffiliated companies located in the Orient.

     The defense segment was started in February 2001 with the acquisition of AMTEC Corporation which manufactures precision mechanical and electro-mechanical assemblies for the U.S. government and prime contractors. This manufacturing plant is located in Janesville, Wisconsin. During 2003, this segment was expanded with the acquisition of Spectra Technologies LLC of East Camden, Arkansas. This facility performs Load, Assemble and Pack (LAP) operations on ordnance related products for the U.S. government and prime contractors.

     The absorbent products line was started on November 19, 2001, with the acquisition of certain assets from RMED International, Inc. This company manufactures diapers at the Company's facilities in Eau Claire, Wisconsin. The products are sold to retail outlets, distributors, and other absorbent product manufacturers. During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia, manufacturer of adult incontinence products and training pads for pets.

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


                                      Housewares /
                                          Small               Defense          Absorbent
                                       Appliances            Products           Products            Total
                                      ------------           --------          ---------            -----
YEAR ENDED DECEMBER 31, 2003
External net sales                       $112,337              $9,996(2)        $11,502(3)        $133,835
Gross profit                               41,710               3,126               716             45,552
Operating profit                           16,554(1)(4)         1,595               700             18,849
Total assets                              275,004              13,828            12,561            301,393
Depreciation and amortization               1,164                 142             1,047              2,353
Capital expenditures                          934               1,389               580              2,903

YEAR ENDED DECEMBER 31, 2002
External net sales                       $116,032              $9,290           $ 8,407           $133,729
Gross profit                               33,844               2,966               431             37,241
Operating profit (loss)                     4,601(1)(4)         1,925              (131)             6,395
Total assets                              270,042              11,899             8,053            289,994
Depreciation and amortization                 954                 153               827              1,934
Capital expenditures                        1,425               1,771               212              3,408

YEAR ENDED DECEMBER 31, 2001
External net sales                       $111,264              $6,999(2)          $ 815(3)        $119,078
Gross profit                               23,153               1,767                39             24,959
Operating profit (loss)                    (3,342)(1)           1,247              (147)            (2,242)
Total assets                              266,030              10,187             7,859            284,076
Depreciation and amortization               2,896                 280               260              3,436
Capital expenditures                        1,968                  70                 -              2,038

     (1)The operating loss in small appliances is after recording a charge for plant closing costs of $7,653,000 in 2001, $4,585,000 in 2002 and
        $1,834,000 in 2003 which is more fully described in Note M.

     (2)The defense products segment was acquired on February 24, 2001, accordingly, external net sales represents approximately ten months of activity. Net sales in 2003 include five months sales of $250,000 related to the acquisition of Spectra Technologies LLC described in Note L.

     (3)The absorbent products division was acquired on November 19, 2001, accordingly, external net sales represents approximately one month of activity. Net sales in 2003 include three months sales of $2,900,000 related to the acquisition of the assets from NCN Hygienic Products, Inc. described in Note L.

     (4)The Company's Manufacturing LIFO Reserve was recognized approximately $5,000,000 in 2003 and $5,300,000 in 2002 which is more fully described in Note M.

O.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

     The following represents unaudited financial information for 2003 and 2002:

                                               (In Thousands)
                               ------------------------------------------------
                                 Net         Gross          Net        Earnings
             Quarter            Sales        Profit       Earnings    Per Share
                                -----        ------       --------    ---------
          2003
             First             $ 22,054      $ 6,227      $ 2,053       $ 0.30
             Second              21,452        5,303        1,918         0.28
             Third               26,849        8,870        2,078         0.30
             Fourth              63,480       25,152        9,428         1.39
                               --------      -------      -------       ------
                Total          $133,835      $45,552      $15,477       $ 2.27
                               ========      =======      =======       ======

          2002
             First             $ 22,596      $ 3,057      $(2,360)      $(0.35)
             Second              20,378        4,103        1,083         0.16
             Third               28,447        5,656          893         0.13
             Fourth              62,308       24,425        9,074         1.33
                               --------      -------      -------       ------
                Total          $133,729      $37,241      $ 8,690       $ 1.27
                               ========      =======      =======       ======

     During the fourth quarter of 2003, the Company recorded plant closing costs and changes in estimates related to plant closing activities of $1,834,000 and a reduction in cost of goods sold of $1,796,000 resulting from the sale of products accounted for under the LIFO method which had been manufactured in the Company's U.S. manufacturing plants which were closed in 2002. (See Note M.)

     During the fourth quarter of 2002, the Company recorded plant closing costs and changes in estimates related to plant closing activities of $580,000 and a reduction in costs of goods sold of $4,079,000 resulting from the sale of products accounted for under the LIFO method which had been manufactured in the Company's U.S. manufacturing plants which were closed in 2002. (See Note M) In addition, the Company recorded a $1,677,000 pension cost charge during the fourth quarter of 2002 primarily related to the early retirement of long-term employees. (See Note G)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Stockholders and Board of Directors
National Presto Industries, Inc.

     We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the three years in the period ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, represents fairly, in all material respects, the information therein.


/s/ Grant Thornton LLP
Minneapolis, Minnesota
February 13, 2004

                NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2003, 2002 and 2001

                                                                   (In Thousands)
                                                                   --------------
             Column A                       Column B         Column C          Column D            Column E
             --------                       --------         --------          --------            --------
                                           Balance at                                             Balance at
                                           Beginning                                                 End
           Description                     of Period       Additions (A)     Deductions (B)       of Period
           -----------                     ---------       -------------     --------------       ---------
Deducted from assets:
  Allowance for doubtful accounts:

   Year ended December 31, 2003              $480             $(239)            $(239)              $480
                                             ====             =====             =====               ====

   Year ended December 31, 2002              $480             $ 113             $ 113               $480
                                             ====             =====             =====               ====

   Year ended December 31, 2001              $450             $ 226             $ 196               $480
                                             ====             =====             =====               ====


Notes:

   (A) Amounts charged (credited) to selling and general expenses

   (B) Principally bad debts written off, net of recoveries