Form 10-Q
period 2004-04-04
NATIONAL PRESTO INDUSTRIES INC
filed 2004-05-14
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 4, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number   1-2451

NATIONAL PRESTO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	715-839-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes     X     No

There were 6,820,747 shares of the Issuer’s Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 4, 2004 and December 31, 2003
(Unaudited)
(Dollars in thousands)

	2004		2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$133,818		$143,765
Marketable securities		68,765		69,836
Accounts receivable, net		14,883		28,904
Inventories:
Finished goods	$15,696		$16,913
Work in process	6,095		4,490
Raw materials	3,428	25,219	3,235	24,638

Other current assets		949		717

Total current assets		243,634		267,860
PROPERTY, PLANT AND EQUIPMENT	31,760		26,977
Less allowance for depreciation	10,896	20,864	9,771	17,206

OTHER ASSETS		16,395		16,327

		$280,893		$301,393

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 4, 2004 and December 31, 2003
(Unaudited)
(Dollars in thousands)

	2004		2003
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$11,661		$21,341
Federal and state income taxes		2,779		5,662
Accrued liabilities		26,693		28,121

Total current liabilities		41,133		55,124
COMMITMENTS AND CONTINGENCIES		—		—
STOCKHOLDERS’ EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	1,013		991
Retained earnings	252,024		258,506
Accumulated other comprehensive income (loss)	(1,567)		(1,439)

	258,911		265,499
Treasury stock, at cost	19,151		19,230

Total stockholders’ equity		239,760		246,269

		$280,893		$301,393

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months ended April 4, 2004 and March 30, 2003
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	2004	2003
Net sales	$26,788	$22,054
Cost of sales	21,453	15,827

Gross profit	5,335	6,227
Selling and general expenses	4,491	4,579

Operating profit	844	1,648
Other income, principally interest	1,124	1,108

Earnings before provision for income taxes	1,968	2,756
Income tax provision	473	703

Net earnings	$1,495	$2,053

Weighted average shares outstanding:
Basic	6,818	6,830

Diluted	6,819	6,831

Net earnings per share:
Basic	$0.22	$0.30

Diluted	$0.22	$0.30

Cash dividends declared and paid per common share	$1.17	$0.92

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended April 4, 2004 and March 30, 2003
(Unaudited)
(Dollars in thousands)

	2004	2003
Cash flows from operating activities:
Net earnings	$1,495	$2,053
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for depreciation	838	543
Deferred Tax	(68)	(29)
Other	111	—
Changes in:
Accounts receivable	14,021	14,083
Inventories	(581)	3,938
Other current assets	(232)	(242)
Accounts payable and accrued liabilities	(11,108)	(9,845)
Federal and state income taxes	(2,883)	(1,401)

Net cash provided by operating activities	1,593	9,100

Cash flows from investing activities:
Marketable securities purchased	(10,169)	(6,235)
Marketable securities – maturities and sales	11,112	10,264
Acquisition of property, plant and equipment	(4,496)	(1,035)

Net cash provided by (used in) investing activities	(3,553)	2,994

Cash flows from financing activities:
Dividends paid	(7,977)	(6,284)
Purchase of treasury stock	(10)	(523)
Sale of treasury stock	—	29

Net cash used in financing activities	(7,987)	(6,778)

Net increase (decrease) in cash and cash equivalents	(9,947)	5,316
Cash and cash equivalents at beginning of period	143,765	114,637

Cash and cash equivalents at end of period	$133,818	$119,953

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — EARNINGS PER SHARE

The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

NOTE B — BUSINESS SEGMENTS

In the following summary, operating profit (loss) represents earnings (loss) before other income, principally interest income and income taxes.

The Company’s segments operate discretely from each other with no shared manufacturing facilities. Costs associated with corporate activities (such as cash and marketable securities management) are included within housewares/small appliances for all periods presented.

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended April 4, 2004
External net sales	$18,174	$1,922	$6,692	$26,788
Gross profit	4,355	308	672	5,335
Operating profit (loss)	373	(138)	609	844
Total assets	248,260	12,828	19,805	280,893
Depreciation and amortization	304	48	486	838
Capital expenditures	474	229	3,793	4,496
Quarter ended March 30, 2003
External net sales	$17,477	$1,860	$2,717	$22,054
Gross profit	5,289	556	382	6,227
Operating profit	1,114	282	252	1,648
Total assets	253,646	12,012	8,213	273,871
Depreciation and amortization	319	27	197	543
Capital expenditures	105	856	74	1,035

NOTE C — PRODUCT WARRANTY

Housewares/small appliance products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 2 to 12 years from date of purchase. The Company allows a 60-day over-the-counter initial return privilege through cooperating dealers. The Company services its products through independent service providers throughout the United States and a corporate service repair operation. The Company’s service and warranty programs are competitive with those offered by other manufacturers in the industry. The Company determines its product warranty liability based on historical percentages.

The following table shows the changes in product warranty liability for the period:

	2004	2003
Beginning balance January 1	$2,115	$1,465
Accruals during the period	549	524
Charges / payments made
under the warranties	(910)	(774)

Balance end of period	$1,754	$1,215

NOTE D — PENSION PLAN

During the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan and provide enhancements to its 401(k) plan. As a result, the plan was amended effective December 31, 2003, to freeze benefit accruals. The amendment eliminated the accrual of future defined benefits for all employees resulting in a curtailment charge, which was recorded in 2003. An additional estimated $3,500,000 settlement charge is expected in the third quarter of 2004 when final distributions from the plan are made or annuities are purchased in exchange for participants’ rights to receive benefits under the plan. Employer contributions to the plan are expected to total $1,500,000 in 2004.

Components of net periodic pension cost for the three months ended April 4, 2004 and March 30, 2003 are as follows:

	2004	2003
Service cost	$12,000	$44,000
Interest cost	128,000	89,000
Expected return on assets	(123,000)	(63,000)
Prior service cost amortization	--	20,000
Net loss amortization	25,000	33,000

	$42,000	$123,000

Weighted-average assumptions used to determine benefit obligation for the years ended December 31:

	2004	2003
Discount rate	6.00%	6.50%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	—	4.00%

NOTE E — PLANT CLOSING

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

The following table summarizes the plant closing accrual activities for the periods presented:

	Employee Termination Benefits	Other Exit Costs	Total
Balance January 1, 2004	$836,000	$685,000	$1,521,000
Additions in 2004	—	—	—
Charges in 2004	(182,000)	(152,000)	(334,000)

Balance April 4, 2004	$654,000	$533,000	$1,187,000

Balance January 1, 2003	$2,148,000	$521,000	$2,669,000
Additions in 2003	—	—	—
Charges in 2003	(296,000)	(318,000)	(614,000)

Balance March 31, 2003	$1,852,000	$203,000	$2,055,000

The total outsourcing of all Company housewares/small appliance product manufacturing results in the creation of a new LIFO inventory category for the outsourced products. During the first quarter of 2004 the Company recognized a $348,000 (or $.03 per share, net of tax) partial liquidation of the Manufactured LIFO Reserve. This compares with the first quarter of 2003 liquidation of $1,247,000 or $.11 per share, net of tax. At April 4, 2004, $350,000 of Manufacturing LIFO Reserve remains which is expected to be recognized in 2004 as the remaining manufactured inventory is sold.

NOTE F — COMMITMENTS AND CONTINGENCIES

On July 16, 2002, the Securities and Exchange Commission filed a lawsuit against National Presto Industries, Inc. alleging the company operated as an unregistered investment company. The case does not involve fraud, deceptive practices or accounting methods, and the Company plans to vigorously defend itself. If unsuccessful the Company may have to reallocate invested assets which will result in reduced yields or it might be required to register as an investment company. In the latter situation, it would be prohibited from engaging in business in interstate commerce until registration occurred. The obligations upon registration are many and could include: 1) possible imposition of significant additional reporting requirements (a burden which would not be imposed upon its competitors); 2) potential regard in the market as a closed end mutual fund which could result in a trading price sharply discounted from net asset value; 3) possible limitations on the use of capital and earnings which could inhibit or terminate commercial business growth. Management is unable to make a meaningful estimate of the overall impact on the Company’s operations, if any, that would result from an unfavorable final determination of this matter.

In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of these matters will not have a material affect on the Company’s consolidated financial position.

NOTE G — ACCUMULATED OTHER COMPREHENSIVE INCOME

The $1,567,000 of accumulated comprehensive loss at April 4, 2004, reflects the fair value gain adjustment, net of the tax effect of $436,000, of available-for-sale marketable security investments offset by the additional net periodic pension liability related to the Company’s defined benefit pension plan in the amount of $2,003,000, net of tax. Total comprehensive income was $1,367,000 and $1,901,000 for the three month periods ended April 4, 2004 and March 30, 2003.

NOTE H — BUSINESS ACQUISITION

In October, 2003, the Company acquired the assets and operations of an absorbent products manufacturer. During the three months ended April 4, 2004, this operation had net sales of $4,600,000.

NOTE I — ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2003, the FASB revised and reissued Statement 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132 (R)). This statement retains all of the disclosures that are required by the original FASB Statement 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and includes several additional disclosures. It also requires certain disclosures about pension and other postretirement benefit plans in interim financial statements. The annual disclosures in SFAS 132 (R) were adopted in fiscal year ended December 31, 2003. The interim disclosure provisions of SFAS 132 (R) have been adopted in the first quarter of fiscal 2004.

The foregoing information for the periods ended April 4, 2004, and March 30, 2003, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2003, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2003 Annual Report. Interim results for the period are not indicative of those for the year.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere is this Form 10-Q, in the Company’s 2003 Annual Report to Shareholders, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping, and the impact of closing certain U.S. production facilities. Additional information concerning those and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

COMPARISON FIRST QUARTER 2004 AND 2003
        Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the quarters ended April 4, 2004 and March 30, 2003.

        Housewares/small appliance net sales increased $697,000 from $17,477,000 to $18,174,000, or 4%, reflecting primarily increased unit volume. Defense net sales increased by $62,000 from $1,860,000 to $1,922,000, or 3% reflecting a change in the mix of products shipped. Absorbent products net sales increased by $3,975,000 from $2,717,000 to $6,692,000, or 146%, primarily reflecting the addition of revenues stemming from the October 2003 acquisition of the assets of NCN Hygienic Products, Inc.

        Housewares/small appliance gross profit for 2004 decreased $934,000 from $5,289,000 to $4,355,000, or 24% verses 30% as a percentage of sales. This gross profit percentage decrease is largely due to comparatively smaller liquidation of the Manufactured Product LIFO reserve stemming from the sourcing of products overseas (see Note E) Defense gross profit decreased $248,000 from $556,000 to $308,000, or 16% versus 30% as a percentage of sales primarily due to the mix of products shipped. Absorbent products gross profit increased $290,000 from $382,000 to $672,000 primarily because of the addition of the acquisition noted in the previous paragraph.

        The Company accrues for unexpended advertising cost, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Major advertising commitments are incurred in advance of the expenditures, and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers’ purchase to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represent that percentage of the annual advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed advertising expenditures. Housewares/small appliance selling and general expenses decreased $193,000, largely attributable to decreases in the aforementioned accrual. Defense selling and general expenses increased $172,000 largely reflecting costs associated with the operations of Spectra Technologies LLC, a startup company acquired in August 2003.

        Earnings before provision for income taxes decreased $788,000 from $2,756,000 to $1,968,000. The provision for income taxes decreased from $703,000 to $473,000, which resulted in an effective income tax rate decrease from 26% to 24% as a result of decreased earnings subject to tax. Net earnings decreased $558,000 from $2,053,000 to $1,495,000, or 27%.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents declined by $9,947,000 during the quarter to $133,818,000. The various changes that make up the decrease can be found in the Consolidated Statement of Cash Flows.

        Working capital decreased by $10,235,000 to $202,501,000 at April 4, 2004. The Company’s current ration was 5.9 to 1.0 at April 4, 2004, compared to 4.9 to 1.0 at December 31, 2003.

        In January 2004, the Company entered into an agreement to purchase approximately $12,000,000 in equipment to expand the product line in its absorbent products segment. There has been a $3,600,000 deposit made on this purchase leaving approximately $8,400,000 capital commitment outstanding as of April 4, 2004. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions or capital investments in these segments if the appropriate return on investment is projected.

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

        In connection with the Company’s plant closing activity during 2004, the Company could incur additional losses upon the disposition of property associated with the operations being closed. In addition, the Company may have additional plant closing costs. The Company is not aware of any such costs; however, plant closing activities of this nature are unique and infrequent for the Company, therefore, these activities possess inherent risk that errors in the estimation process could occur. Subject to the foregoing estimation risk, no major plant closing related expenses are expected in 2004.

CRITICAL ACCOUNTING POLICIES
        The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The Company reviewed the development and selection of the critical accounting policies and believes the following are the most critical accounting policies that could have an effect on the Company’s reported results. These critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors.

Inventories:   New housewares/small appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other housewares/small appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete inventory as a result of low or diminishing demand for a product. The Company did not have any major new product introductions or morbidity issues in the current period and, accordingly, did not record a reserve for obsolete product. In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.

Insurance:   The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs. The Company insures for product liability claims and health care costs, and retains a self-insured retention insurance accrual in the Company’s financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition.

Environmental:   In May 1986, the Company’s Eau Claire, Wisconsin, site was place on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property. By December 31, 1998, all remediation projects had been installed, were fully operational, and restoration activities had been completed and accrued liabilities established for the expected cost of the activity. The Company believes its accrued liability reserve will be adequate to satisfy ongoing remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate. The Company’s current environmental liability is based upon estimates of the future costs to maintain and operate remediation projects and monitor their results based upon historical costs incurred for such activities.

Plant Closing Costs:   In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and is continuing its efforts to sell the facility. The Company closed its Jackson, Mississippi, plant during the fourth quarter of 2002 and has begun to modify this plant to serve as a warehousing and shipping facility. Modification to the Jackson plant should be completed during 2004. (See Note E for a description of plant closing activity.) The estimated accruals for plant closing costs may be subject to adjustment in the future. Potential cost items include the Company’s success and the length of time required to sell the Alamogordo building, larger than expected health care claims for separated employees, and changes in other estimated costs to complete the plant closings.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note I for information related to the effect of adopting new accounting pronouncements on the Company’s consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds and 7-day variable rate demand notes which are highly liquid instruments with interest rates set every 7 days that can be tendered to the remarketer upon 7 days notice for payment of principal and accrued interest. The 7 day tender feature of these variable rate demand notes are further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company’s investments are held primarily in fixed and variable rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material affect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the 1934 Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

        There have been no changes in internal controls over financial reporting during the fiscal quarter ended April 4, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Note F in the Notes to Consolidated Financial Statements set forth under Part I —Item 1 above.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no purchases or sales of securities during the quarter ended April 4, 2004.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit 3 (i) –	Restated Articles of Incorporation – incorporated by reference from Exhibit 3 (i) of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
(ii) –	By-Laws – incorporated by reference from Exhibit 3 (ii) of the Company’s quarterly report on Form 10-Q for the quarter ended October 3, 1999
Exhibit 9 –	Voting Trust Agreement – incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 10.1 –	1988 Stock Option Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 10.2 –	Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 11 –	Statement regarding computation of per share earnings
Exhibit 31.1 –	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 –	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 –	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 –	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K:
On February 17, 2004, the registrant filed a current report under item 12 to furnish its earnings press release issued on February 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: May 11, 2004	/s/ M.J. Cohen

M. J. Cohen, Chair of the Board, Chief Executive Officer and President (Principal executive officer)

Date: May 11, 2004	/s/ R. F. Lieble

R. F. Lieble, Chief Financial Officer and Treasurer (Principal accounting officer)

National Presto Industries, Inc.

Exhibit Index

Exhibit Number	Exhibit Description

11	Computation of Earnings per Share

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarvanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002