Form 10-Q
period 2004-07-04
NATIONAL PRESTO INDUSTRIES INC
filed 2004-08-12
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 4, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number   1-2451

NATIONAL PRESTO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	715-839-2121

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

There were 6,821,494 shares of the Issuer’s Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 4, 2004 and December 31, 2003
(Unaudited)
(Dollars in thousands)

	2004		2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$109,791		$143,765

Marketable securities		77,292		69,836

Accounts receivable, net		14,218		28,904

Inventories:
Finished goods	$23,288		$16,913

Work in process	8,604		4,490

Raw materials	3,352	35,244	3,235	24,638

Other current assets		929		717

Total current assets		237,474		267,860

PROPERTY, PLANT AND EQUIPMENT	40,727		26,977

Less allowance for depreciation	11,861	28,866	9,771	17,206

OTHER ASSETS		16,732		16,327

		$283,072		$301,393

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 4, 2004 and December 31, 2003
(Unaudited)
(Dollars in thousands)

	2004		2003

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$13,084		$21,341

Federal and state income taxes		2,493		5,662

Accrued liabilities		26,658		28,121

Total current liabilities		42,235		55,124

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,022		991

Retained earnings	253,417		258,506

Accumulated other comprehensive loss	(1,914)		(1,439)

	259,966		265,499

Treasury stock, at cost	19,129		19,230

Total stockholders' equity		240,837		246,269

		$283,072		$301,393

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months ended July 4, 2004 and June 29, 2003
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended

	2004	2003	2004	2003

Net sales	$25,502	$21,452	$52,290	$43,506

Cost of sales	20,466	16,149	41,919	31,976

Gross profit	5,036	5,303	10,371	11,530

Selling and general expenses	4,260	4,120	8,751	8,699

Operating profit	776	1,183	1,620	2,831

Other income, principally interest	986	1,356	2,110	2,464

Earnings before provision for income taxes	1,762	2,539	3,730	5,295

Income tax provision	369	621	842	1,324

Net earnings	$1,393	$1,918	$2,888	$3,971

Weighted average shares outstanding:
Basic	6,821	6,817	6,820	6,824

Diluted	6,822	6,818	6,821	6,825

Net earnings per share:
Basic	$0.20	$0.28	$0.42	$0.58

Diluted	$0.20	$0.28	$0.42	$0.58

Cash dividends declared and paid per common share	$—	$—	$1.17	$0.92

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended July 4, 2004 and June 29, 2003
(Unaudited)
(Dollars in thousands)

	2004	2003

Cash flows from operating activities:
Net earnings	$2,888	$3,971
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for depreciation	1,679	1,139
Deferred Tax	(255)	(16)
Other	146	(100)
Changes in:
Accounts receivable	14,686	15,249
Inventories	(10,606)	823
Other current assets	(212)	(212)
Accounts payable and accrued liabilities	(9,720)	(10,945)
Federal and state income taxes	(3,169)	(1,892)

Net cash provided by (used in) operating activities	(4,563)	8,017

Cash flows from investing activities:
Marketable securities purchased	(26,824)	(9,268)
Marketable securities - maturities and sales	18,893	15,148
Acquisition of property, plant and equipment	(13,339)	(1,656)
Acquisition of business	(150)	—
Sale of property, plant and equipment	—	610

Net cash provided by (used in) investing activities	(21,420)	4,834

Cash flows from financing activities:
Dividends paid	(7,977)	(6,284)
Purchase of treasury stock	(14)	(589)
Sale of treasury stock	--	29

Net cash used in financing activities	(7,991)	(6,844)

Net increase (decrease) in cash and cash equivalents	(33,974)	6,007
Cash and cash equivalents at beginning of period	143,765	114,637

Cash and cash equivalents at end of period	$109,791	$120,644

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — EARNINGS PER SHARE

The Company’s basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

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

	(in thousands)

	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total

Quarter ended July 4, 2004
External net sales	$16,023	$3,271	$6,208	$25,502
Gross profit	3,981	614	441	5,036
Operating profit	277	111	388	776
Total assets	247,929	14,885	20,258	283,072
Depreciation	344	52	445	841
Capital expenditures	2,028	371	6,444	8,843

Quarter ended June 29, 2003
External net sales	$16,616	$1,862	$2,974	$21,452
Gross profit	4,579	444	280	5,303
Operating profit	818	159	206	1,183
Total assets	253,163	12,191	8,865	274,219
Depreciation	363	25	208	596
Capital expenditures	152	178	291	621

	(in thousands)

	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total

Six Months ended July 4, 2004
External net sales	$34,197	$5,193	$12,900	$52,290
Gross profit	8,336	922	1,113	10,371
Operating profit (loss)	650	(27)	997	1,620
Total assets	247,929	14,885	20,258	283,072
Depreciation	648	100	931	1,679
Capital expenditures	2,502	600	10,237	13,339

Six Months ended June 29, 2003
External net sales	$34,093	$3,722	$5,691	$43,506
Gross profit	9,868	1,000	662	11,530
Operating profit	1,932	441	458	2,831
Total assets	253,163	12,191	8,865	274,219
Depreciation	682	52	405	1,139
Capital expenditures	257	1,034	365	1,656

NOTE C — PRODUCT WARRANTY

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

The following table shows the changes in product warranty liability for the period:

	2004	2003

Beginning balance January 1	$2,115	$1,465
Accruals during the period	994	1,038
Charges / payments made
under the warranties	(1,151)	(1,409)

Balance end of period	$1,958	$1,094

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

Components of net periodic pension cost for the three and six months ended July 4, 2004 and June 29, 2003 are as follows:

	Three Months		Six Months

	2004	2003	2004	2003

Service cost	$12,000	$44,000	$24,000	$88,000
Interest cost	128,000	89,000	256,000	178,000
Expected return on assets	(123,000)	(63,000)	(246,000)	(126,000)
Prior service cost amortization	—	20,000	—	40,000
Net loss amortization	25,000	33,000	50,000	66,000

	$42,000	$123,000	$84,000	$246,000

	Weighted-average assumptions used to determine benefit obligation for the years ended December 31:

	2004	2003

Discount rate	6.00%	6.50%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	—	4.00%

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

The following table summarizes the plant closing accrual activities for the periods presented:

	Employee Termination Benefits	Other Exit Costs	Total

Balance January 1, 2004	$836,000	$685,000	$1,521,000
Additions in 2004	—	—	—
Charges in 2004	(320,000)	(334,000)	(654,000)

Balance July 4, 2004	$516,000	$351,000	$867,000

Balance January 1, 2003	$2,148,000	$521,000	$2,669,000
Additions (reductions) in 2003	(261,000)	261,000	--
Charges in 2003	(725,000)	(604,000)	(1,329,000)

Balance June 29, 2003	$1,162,000	$178,000	$1,340,000

The total outsourcing of all Company housewares/small appliance product manufacturing results in the creation of a new LIFO inventory category for the outsourced products. During the three and six months ended July 4, 2004, the Company recognized a $183,000 and $531,000 (or $.02 and $.05 per share, net of tax), respectively, partial liquidation of the Manufactured LIFO Reserve. This compares with the three and six months ended June 29, 2003 liquidation of $1,067,000 and $2,314,000 (or $.10 and $.21 per share, net of tax), respectively. At July 4, 2004, $157,000 of Manufacturing LIFO Reserve remains which is expected to be recognized in 2004 as the remaining manufactured inventory is sold.

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

In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material affect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE G — ACCUMULATED OTHER COMPREHENSIVE INCOME

The $1,914,000 of accumulated comprehensive loss at July 4, 2004, reflects the fair value gain adjustment of $89,000, net of tax, of available-for-sale marketable security investments offset by the additional net periodic pension liability related to the Company’s defined benefit pension plan in the amount of $2,003,000, net of tax. Total comprehensive income was $1,046,000 and $1,939,000 for the three month periods ended July 4, 2004 and June 29, 2003, respectively, and $2,413,000 and $3,840,000 for the six months ended July 4, 2004 and June 29, 2003, respectively.

NOTE H — BUSINESS ACQUISITION

In October, 2003, the Company acquired the assets and operations of an absorbent products manufacturer. During the three and six months ended July 4, 2004, this operation had net sales of $4,256,000 and $8,891,000.

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

The foregoing information for the periods ended July 4, 2004, and June 29, 2003, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2003, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2003 Annual Report. Interim results for the period are not indicative of those for the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2003 Annual Report to Shareholders, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping, and the impact of foreign sourcing of houseware products. Additional information concerning those and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

Comparison Second Quarter 2004 and 2003
        Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended July 4, 2004 and June 29, 2003.

        Housewares/small appliance net sales decreased $593,000 from $16,616,000 to $16,023,000, or 4%, reflecting decreased pricing partially offset by increased unit volume. Defense net sales increased by $1,409,000 from $1,862,000 to $3,271,000, or 76% reflecting a unit volume increase and a change in the mix of products shipped. Absorbent products net sales increased by $3,234,000 from $2,974,000 to $6,208,000, or 109%, primarily reflecting the addition of revenues stemming from the October 2003 acquisition of the assets of NCN Hygienic Products, Inc.

        Housewares/small appliance gross profit for 2004 decreased $598,000 from $4,579,000 to $3,981,000, or 25% versus 28% as a percentage of sales. This gross profit percentage decrease is largely due to comparatively smaller liquidation of the Manufactured Product LIFO reserve stemming from the sourcing of products overseas (see Note E). Defense gross profit increased $170,000 from $444,000 to $614,000 as a result of increased unit volume and as a percentage of sales declined from 24% to 19% primarily due to a less favorable product mix. Absorbent products gross profit increased $161,000 from $280,000 to $441,000 primarily because of the addition of the acquisition noted in the previous paragraph.

        The Company accrues for unexpended advertising cost, primarily for housewares / small appliances, budgeted for the year against each quarter’s sales. Major advertising commitments are incurred in advance of the expenditures, and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers’ purchase to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represent that percentage of the annual advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed advertising expenditures. Housewares/small appliance selling and general expenses decreased $57,000, largely attributable to decreases in the aforementioned accrual. Defense selling and general expenses increased $218,000 largely reflecting costs associated with the operations of Spectra Technologies LLC, a startup company acquired in August 2003.

        Other income, principally interest, decreased $370,000 from $1,356,000 to $986,000 significantly impacted by a lower rate of return on a lower level of invested funds.

        Earnings before provision for income taxes decreased $777,000 from $2,539,000 to $1,762,000. The provision for income taxes decreased from $621,000 to $369,000, which resulted in an effective income tax rate decrease from 24% to 21% as a result of decreased earnings subject to tax. Net earnings decreased $525,000 from $1,918,000 to $1,393,000, or 27%.

Comparison First Six Months 2004 and 2003
        Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Six Months ended July 4, 2004 and June 29, 2003.

        Housewares/small appliance net sales were relatively unchanged from the prior year increasing $104,000 from $34,093,000 to $34,197,000 reflecting a combination of increased volume offset by decreased pricing. Defense net sales increased by $1,471,000 from $3,722,000 to $5,193,000, or 40% reflecting a volume increase and a change in the mix of products shipped. Absorbent products net sales increased by $7,209,000 from $5,691,000 to $12,900,000, or 127%, primarily reflecting the addition of revenues stemming from the October 2003 acquisition of the assets of NCN Hygienic Products, Inc.

        Housewares/small appliance gross profit for 2004 decreased $1,532,000 from $9,868,000 to $8,336,000, or 24% verses 29% as a percentage of sales. This gross profit percentage decrease is largely due to comparatively smaller liquidation of the Manufactured Product LIFO reserve stemming from the sourcing of products overseas (see Note E). Defense gross profit decreased $78,000 from $1,000,000 to $922,000, or 18% versus 27% as a percentage of sales primarily due to the mix of products shipped. Absorbent products gross profit increased $451,000 from $662,000 to $1,113,000 primarily because of the addition of the acquisition noted in the previous paragraph.

        The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months. Readers are also directed to Note E, Plant Closing for a comparison of the first six months.

        Other income, principally interest, decreased $354,000 from $2,464,000 to $2,110,000 largely as a result of a lower rate of return on a lower level of invested funds.

        Earnings before provision for income taxes decreased $1,565,000 from $5,295,000 to $3,730,000. The provision for income taxes decreased from $1,324,000 to $842,000, which resulted in an effective income tax rate decrease from 25% to 23% as a result of decreased earnings subject to tax. Net earnings decreased $1,083,000 from $3,971,000 to $2,888,000, or 27%.

Liquidity and Capital Resources
        For year-to-date 2004, $4,563,000 of cash and cash equivalents were used in operating activities versus the $8,017,000 provided in the comparable 2003 period. A summary of the sources of operating cash can be found in the changes in the components of working capital in the statement of cash flows. Of note is the significant change in the inventory line item reflecting relative increases in defense segment and housewares/small appliance segment inventories since the beginning of the year. The defense segment increase is in response to a larger contract backlog during 2004, while the housewares/small appliance increase reflects the relatively lean inventory levels as of January 1, 2004 in comparison to the relatively high levels as of January 1, 2003. The higher levels on January 1, 2003 resulted from the Company’s transition to off shore product sourcing.

        Cash used in investing activities increased $26.3 million, with the majority of the increase stemming from the expansion in the absorbent product segment, and the modification of the Company’s Jackson, Mississippi manufacturing plant to serve as a warehousing and shipping facility.

        Working capital decreased by $17,497,000 to $195,239,000 at July 4, 2004. The Company’s current ratio was 5.6 to 1.0 at July 4, 2004, compared to 4.9 to 1.0 at December 31, 2003.

        In January 2004, the Company entered into an agreement to purchase approximately $12,000,000 in equipment to expand the product line in its absorbent products segment. Also, in June 2004, the Company entered into agreement to purchase approximately $14,400,000 of additional equipment to further expand the absorbent products segment. To date, the Company has deposited approximately $9,900,000 towards the purchase of this equipment leaving approximately $16,500,000 of capital commitment outstanding as of July 4, 2004. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions or capital investments in these segments if the appropriate return on investment is projected.

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

Environmental: In May 1986, the Company’s Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property. By December 31, 1998, all remediation projects had been installed, were fully operational, and restoration activities had been completed and accrued liabilities established for the expected cost of the activity. The Company believes its accrued liability reserve will be adequate to satisfy ongoing remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate. The Company’s current environmental liability is based upon estimates of the future costs to maintain and operate remediation projects and monitor their results based upon historical costs incurred for such activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds and 7-day variable rate demand notes which are highly liquid instruments with interest rates set every 7 days that can be tendered to the remarketer upon 7 days notice for payment of principal and accrued interest. The 7 day tender feature of these variable rate demand notes are further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company’s investments are held primarily in fixed and variable rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material short term affect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

        There have been no changes in internal controls over financial reporting during the fiscal quarter ended July 4, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Note F in the Notes to Consolidated Financial Statements set forth under Part I —Item 1 above.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no purchases or sales of securities during the quarter ended July 4, 2004.

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
(b) Reports on Form 8-K:
On May 4, 2004, the registrant filed a current report under item 12 to furnish its earnings press release issued on April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: August 10, 2004	/s/ M.J. Cohen

M. J. Cohen, Chair of the Board, Chief Executive Officer and President (Principal executive officer)

Date: August 10, 2004	/s/ R. F. Lieble

R. F. Lieble, Chief Financial Officer and Treasurer (Principal accounting officer)

National Presto Industries, Inc.

Exhibit Index

Exhibit Number	Exhibit Description

11	Computation of Earnings per Share

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarvanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002