Form 10-Q
period 2004-10-03
NATIONAL PRESTO INDUSTRIES INC
filed 2004-11-12
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 3, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number   1-2451

NATIONAL PRESTO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	715-839-2121

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

There were 6,822,392 shares of the Issuer’s Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 3, 2004 and December 31, 2003
(Unaudited)
(Dollars in thousands)

	2004		2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$93,592		$143,765

Marketable securities		71,501		69,836

Accounts receivable, net		25,875		28,904

Inventories:
Finished goods	$34,001		$16,913

Work in process	9,952		4,490

Raw materials	4,050	48,003	3,235	24,638

Other current assets		877		717

Total current assets		239,848		267,860

PROPERTY, PLANT AND EQUIPMENT	46,564		26,977

Less allowance for depreciation	12,661	33,903	9,771	17,206

OTHER ASSETS		13,360		16,327

		$287,111		$301,393

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 3, 2004 and December 31, 2003
(Unaudited)
(Dollars in thousands)

	2004		2003
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$15,473		$21,341

Federal and state income taxes		2,910		5,662

Accrued liabilities		23,733		28,121

Total current liabilities		42,116		55,124

COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,032		991

Retained earnings	255,406		258,506

Accumulated other comprehensive income (loss)	217		(1,439)

	264,096		265,499
Treasury stock, at cost	19,101		19,230

Total stockholders’ equity		244,995		246,269

		$287,111		$301,393

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months ended October 3, 2004 and September 28, 2003
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003

Net sales	$41,205	$26,849	$93,495	$70,355

Cost of sales	28,925	17,979	70,844	49,955

Gross profit	12,280	8,870	22,651	20,400

Selling and general expenses	6,876	5,586	15,627	14,285

Pension plan termination expense	3,509	1,200	3,509	1,200

Operating profit	1,895	2,084	3,515	4,915

Other income, principally interest	882	778	2,992	3,242

Earnings before provision for income taxes	2,777	2,862	6,507	8,157

Income tax provision	788	784	1,630	2,108

Net earnings	$1,989	$2,078	$4,877	$6,049

Weighted average shares outstanding:
Basic	6,822	6,817	6,820	6,821

Diluted	6,823	6,818	6,821	6,822

Net earnings per share:
Basic	$0.29	$0.30	$0.72	$0.88

Diluted	$0.29	$0.30	$0.71	$0.88

Cash dividends declared and paid per common share	$—	$—	$1.17	$0.92

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended October 3, 2004 and September 28, 2003
(Unaudited)
(Dollars in thousands)

	2004	2003

Cash flows from operating activities:
Net earnings	$4,877	$6,049
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for depreciation	2,766	1,598
Deferred Taxes	1,484	(8)
Pension charges	3,636	—
Other	185	(149)
Changes in:
Accounts receivable	3,029	10,591
Inventories	(23,365)	(9,997)
Other current assets	(160)	(65)
Accounts payable and accrued liabilities	(10,256)	(7,250)
Federal and state income taxes	(2,752)	(1,158)

Net cash used in operating activities	(20,556)	(389)

Cash flows from investing activities:
Marketable securities purchased	(33,432)	(13,575)
Marketable securities - maturities and sales	31,420	32,012
Acquisition of property, plant and equipment	(19,463)	(2,006)
Acquisition of business	(150)	—
Sale of property, plant and equipment	—	725

Net cash provided by (used in) investing activities	(21,625)	17,156

Cash flows from financing activities:
Dividends paid	(7,977)	(6,284)
Purchase of treasury stock	(15)	(596)

Net cash used in financing activities	(7,992)	(6,880)

Net increase (decrease) in cash and cash equivalents	(50,173)	9,887
Cash and cash equivalents at beginning of period	143,765	114,637

Cash and cash equivalents at end of period	$93,592	$124,524

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended October 3, 2004
External net sales	$27,522	$6,368	$7,315	$41,205
Gross profit	10,133	2,014	133	12,280
Operating profit	353	1,471	71	1,895
Total assets	251,361	15,503	20,247	287,111
Depreciation	584	56	447	1,087
Capital expenditures	914	696	4,514	6,124
Quarter ended September 28, 2003
External net sales	$23,468	$1,796	$1,585	$26,849
Gross profit (loss)	8,552	570	(252)	8,870
Operating profit (loss)	2,153	82	(151)	2,084
Total assets	257,845	14,083	8,835	280,763
Depreciation	205	45	209	459
Capital expenditures	74	132	144	350

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Nine Months ended October 3, 2004
External net sales	$61,719	$11,561	$20,215	$93,495
Gross profit	18,469	2,936	1,246	22,651
Operating profit	1,003	1,444	1,068	3,515
Total assets	251,361	15,503	20,247	287,111
Depreciation	1,232	156	1,378	2,766
Capital expenditures	3,416	1,296	14,751	19,463
Nine Months ended September 28, 2003
External net sales	$57,561	$5,518	$7,276	$70,355
Gross profit	18,420	1,570	410	20,400
Operating profit	4,084	524	307	4,915
Total assets	257,845	14,083	8,835	280,763
Depreciation	887	97	614	1,598
Capital expenditures	331	1,166	509	2,006

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

The following table shows the changes in product warranty liability for the period:

	2004	2003
Beginning balance January 1	$2,115	$1,465
Accruals during the period	2,067	1,737
Charges / payments made
under the warranties	(1,758)	(2,024)

Balance end of period	$2,424	$1,178

NOTE D — PENSION PLAN

During the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan and provide enhancements to its 401(k) plan. As a result, the plan was amended effective December 31, 2003, to freeze benefit accruals. The amendment eliminated the accrual of future defined benefits for all employees resulting in a curtailment charge of $1,200,000, which was recorded in 2003. An additional $3,509,000 settlement charge was recorded in the third quarter of 2004 when final distributions from the plan were made or annuities purchased in exchange for participants’ rights to receive benefits under the plan.

Components of net periodic pension cost for the three and nine months ended October 3, 2004 and September 28, 2003 are as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Service cost	$12,000	$44,000	$36,000	$132,000
Interest cost	128,000	89,000	384,000	267,000
Expected return on assets	(123,000)	(63,000)	(369,000)	(189,000)
Prior service cost amortization	—	20,000	—	60,000
Net loss amortization	25,000	33,000	75,000	99,000

	$42,000	$123,000	$126,000	$369,000

		Weighted-average assumptions used to determine benefit obligation for the years ended December 31:
		2004	2003
Discount rate		6.00%	6.50%
Expected return on plan assets		6.50%	6.50%
Rate of compensation increase		—	4.00%

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

The following table summarizes the plant closing accrual activities for the periods presented:

	Employee Termination Benefits	Other Exit Costs	Total
Balance January 1, 2004	$836,000	$685,000	$1,521,000
Charges in 2004	(360,000)	(389,000)	(749,000)

Balance October 3, 2004	$476,000	$296,000	$772,000

Balance January 1, 2003	$2,148,000	$521,000	$2,669,000
Additions (reductions) in 2003	(390,000)	390,000	—
Charges in 2003	(1,088,000)	(883,000)	(1,971,000)

Balance September 28, 2003	$670,000	$28,000	$698,000

The total outsourcing of all Company housewares/small appliance product manufacturing resulted in the creation of a new LIFO inventory category for the outsourced products. During the three and nine months ended October 3, 2004, the Company recognized a $111,000 and $642,000 (or $.01 and $.06 per share, net of tax), respectively, partial liquidation of the Manufactured LIFO Reserve. This compares with the three and nine months ended September 28, 2003 liquidation of $924,000 and $3,239,000 (or $.08 and $.29 per share, net of tax), respectively. At October 3, 2004, $45,000 of Manufacturing LIFO Reserve remains which is expected to be recognized in 2004 as the remaining manufactured inventory is sold.

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

NOTE G — ACCUMULATED OTHER COMPREHENSIVE INCOME

The $217,000 of accumulated comprehensive income at October 3, 2004, reflects the fair value gain, net of tax, of available-for-sale marketable security investments. Total comprehensive income was $4,120,000 and $2,092,000 for the three month periods ended October 3, 2004 and September 28, 2003, respectively, and $6,533,000 and $5,932,000 for the nine months ended October 3, 2004 and September 28, 2003, respectively.

NOTE H — BUSINESS ACQUISITION

In October, 2003, the Company acquired the assets and operations of an absorbent products manufacturer. During the three and nine months ended October 3, 2004, this operation had net sales of $5,506,000 and $14,397,000.

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

The foregoing information for the periods ended October 3, 2004, and September 28, 2003, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2003, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2003 Annual Report. Interim results for the period are not indicative of those for the year.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AN RESULTS OF OPERATIONS

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

Comparison Third Quarter 2004 and 2003
        Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended October 3, 2004 and September 28, 2003.

        Housewares/small appliance net sales increased $4,054,000 from $23,468,000 to $27,522,000, or 17%, primarily reflecting increased unit volume partially offset by decreased pricing. Defense net sales increased by $4,572,000 from $1,796,000 to $6,368,000, or 255% reflecting a unit volume increase and a change in the mix of products shipped. Absorbent products net sales increased by $5,730,000 from $1,585,000 to $7,315,000, or 362%, primarily reflecting the addition of revenues stemming from the October 2003 acquisition of the assets of NCN Hygienic Products, Inc.

        Housewares/small appliance gross profit for 2004 increased $1,581,000 from $8,552,000 to $10,133,000, or 37% versus 36% as a percentage of sales. The gross margin profit percentage increase is attributed to a combination of a reduction in the cost of product, offset in part by reduced prices and the comparatively smaller benefit received in 2004 from the partial reversal of Manufactured Product LIFO reserve (see Note E). Defense gross profit increased $1,444,000 from $570,000 to $2,014,000 as a result of increased unit volume and was 32% in both periods. Absorbent products gross profit increased $385,000 from a loss of $252,000 to a profit of $133,000 primarily due to the acquisition noted in the previous paragraph.

        The Company accrues for unexpended advertising cost, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Major advertising commitments are incurred in advance of the expenditures, and the timing of sales through dealers and distributors to the ultimate customer does not permit specific identification of the customers’ purchase to the actual time an advertisement appears. Advertising charges included in selling expense in each quarter represent that percentage of the annual advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed advertising expenditures. Housewares/small appliance selling and general expenses increased $1,069,000, largely attributable to increases in the aforementioned accrual.

        In the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan (see Note D). As a result, the Company recorded a charge of $3,509,000 in the third quarter of 2004 when the defined benefit pension plan termination was completed.

        Earnings before provision for income taxes decreased $85,000 from $2,862,000 to $2,777,000. The provision for income taxes increased from $784,000 to $788,000, which resulted in an effective income tax rate increase from 27% to 28% as a result of increased earnings subject to tax. Net earnings decreased $89,000 from $2,078,000 to $1,989,000, or 4%.

Comparison First Nine Months 2004 and 2003
        Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Nine Months ended October 3, 2004 and September 28, 2003.

        Housewares/small appliance net sales increased $4,158,000 from $57,561,000 to $61,719,000, or 7%, reflecting increased unit volume partially offset by decreased pricing. Defense net sales increased by $6,043,000 from $5,518,000 to $11,561,000, or 110% reflecting a volume increase and a change in the mix of products shipped. Absorbent products net sales increased by $12,939,000 from $7,276,000 to $20,215,000, or 178%, primarily reflecting the addition of revenues stemming from the October 2003 acquisition of the assets of NCN Hygienic Products, Inc.

        Housewares/small appliance gross profit for 2004 increased $49,000 from $18,420,000 to $18,469,000, or 30% versus 32% as a percentage of sales. This gross profit percentage decrease is largely due to comparatively smaller liquidation of the Manufactured Product LIFO reserve stemming from the sourcing of products overseas (see Note E). Defense gross profit increased $1,366,000 from $1,570,000 to $2,936,000, or 25% versus 28% as a percentage of sales primarily due to the mix of products shipped. Absorbent products gross profit increased $836,000 from $410,000 to $1,246,000 primarily due to the acquisition noted in the previous paragraph.

        The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months.

        Readers are also directed to Note E, Plant Closing, for a comparison of the first nine months.

        Other income, principally interest, decreased $250,000 from $3,242,000 to $2,992,000 largely as a result of a lower rate of return on a lower level of invested funds.

        Earnings before provision for income taxes decreased $1,650,000 from $8,157,000 to $6,507,000. The provision for income taxes decreased from $2,108,000 to $1,630,000, which resulted in an effective income tax rate decrease from 26% to 25% as a result of decreased earnings subject to tax. Net earnings decreased $1,172,000 from $6,049,000 to $4,877,000, or 19%.

Liquidity and Capital Resources
        For year-to-date 2004, $20,556,000 of cash and cash equivalents were used in operating activities versus the $389,000 used in the comparable 2003 period. A summary of the sources of operating cash can be found in the changes in the components of working capital in the statement of cash flows. Of note is the significant change in the inventory line item reflecting relative increases in defense segment and housewares/small appliance segment inventories since the beginning of the year. The defense segment increase is in response to a larger contract backlog during 2004, while the housewares/small appliance increase reflects the relatively lean inventory levels as of January 1, 2004 in comparison to the relatively high levels as of January 1, 2003. The higher levels on January 1, 2003 resulted from the Company’s transition to off shore product sourcing.

        Cash used in investing activities increased $38.8 million, with the majority of the increase stemming from the expansion in the absorbent product segment, and the modification of the Company’s Jackson, Mississippi manufacturing plant to serve as a warehousing and shipping facility.

        Working capital decreased by $15,004,000 to $197,732,000 at October 3, 2004. The Company’s current ratio was 5.7 to 1.0 at October 3, 2004, compared to 4.9 to 1.0 at December 31, 2003.

        In January 2004, the Company entered into an agreement to purchase approximately $12,000,000 in equipment to expand the product line in its absorbent products segment. Also, in the second and third quarters of 2004, the Company entered into agreements to purchase approximately $19,000,000 of additional equipment to further expand the absorbent products segment. To date, the Company has deposited approximately $14,000,000 towards the purchase of this equipment leaving approximately $17,000,000 of capital commitment outstanding as of October 3, 2004. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions or capital investments in these segments if the appropriate return on investment is projected.

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

Plant Closing Costs:   In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and is continuing its efforts to sell the facility. The Company closed its Jackson, Mississippi, plant during the fourth quarter of 2002 and has been modifying this plant to serve as a warehousing and shipping facility. Modification to the Jackson plant should be completed during 2004. (See Note E for a description of plant closing activity.) The estimated accruals for plant closing costs may be subject to adjustment in the future. Potential cost items include the Company’s success and the length of time required to sell the Alamogordo building, larger than expected health care claims for separated employees, and changes in other estimated costs to complete the plant closings.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note I for information related to the effect of adopting new accounting pronouncements on the Company’s consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds and 7-day variable rate demand notes which are highly liquid instruments with interest rates set every 7 days that can be tendered to the remarketer upon 7 days notice for payment of principal and accrued interest. The 7 day tender feature of these variable rate demand notes are further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company’s marketable securities are primarily fixed rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material short term affect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

        There have been no changes in internal controls over financial reporting during the fiscal quarter ended October 3, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note F in the Notes to Consolidated Financial Statements set forth under Part I —Item 1 above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases or sales of securities during the quarter ended October 3, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit 3 (i) –	Restated Articles of Incorporation – incorporated by reference from Exhibit 3 (i) of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
(ii) –	By-Laws – incorporated by reference from Exhibit 3 (ii) of the Company’s quarterly report on Form 10-Q for the quarter ended October 3, 1999
Exhibit 9 –	Voting Trust Agreement – incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 10.1 –	1988 Stock Option Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 10.2 –	Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 11 –	Statement regarding computation of per share earnings
Exhibit 31.1 –	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 –	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 –	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 –	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K:
On May 4, 2004, the registrant filed a current report under item 12 to furnish its earnings press release issued on April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: November 9, 2004	/s/ M.J. Cohen

M. J. Cohen, Chair of the Board, Chief Executive Officer and President (Principal executive officer)

Date: November 9, 2004	/s/ R. F. Lieble

R. F. Lieble, Vice President and Treasurer/Chief Financial Officer (Principal accounting officer)

National Presto Industries, Inc.

Exhibit Index

Exhibit Number	Exhibit Description

11	Computation of Earnings per Share

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarvanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002