Form 10-K
period 2004-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2005-03-16
CIK 80172

Index to Schedules and
Exhibits are at Page 20 and 21

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________________ to __________________________

Commission File Number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0494170

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number

3925 North Hastings Way
Eau Claire, Wisconsin	54703-3703

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (715) 839-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$1.00 par value common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or any amendment to the Form 10-K        X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes     X          No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $274,466,337.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 4, 2005 was 6,822,841.

PART I

ITEM 1.   BUSINESS

A.	DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc., and its consolidated subsidiaries (the “Company”) consists of three business segments. The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances. The Defense Products segment manufactures precision mechanical and electro-mechanical assemblies and performs Load, Assemble and Pack (LAP) operations on ordnance related products for the U.S. government and prime contractors. The Absorbent Products segment manufactures and sells primarily private label diapers, adult incontinent products and puppy pads.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control single thermostatic control line of fry pans in several sizes, griddles and multi-purpose cookers; deep fryers of various sizes; pizza ovens, can openers, slicer/shredders; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers; electric grills; electric tea kettles; electric knives; electric knife sharpeners; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2004, approximately 45% of consolidated net sales were provided by cast products (fry pans, griddles, grills, deep fryers and multi-cookers), and approximately 21% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 2003, approximately 52% of consolidated net sales were provided by cast products, and approximately 29% by noncast/thermal appliances. For the year ended December 31, 2002, approximately 49% of consolidated net sales were provided by cast products, and approximately 31% by noncast/thermal appliances.

For the years ended December 31, 2004, 2003, and 2002, this segment had one customer which accounted for 10% or more of the company’s total consolidated net sales. That customer was Wal-Mart Stores which accounted for 30% in 2004, 33% in 2003, and 37% in 2002 of consolidated net sales.

Products are sold directly to retailers throughout the United States and also through independent distributors. Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them. The loss of, or material reduction in, business from any of the Company’s major customers could adversely affect the Company’s business (see Footnote J in the Notes to Consolidated Financial Statements).

The Company has a sales force of approximately nine employees that sell to and service most customers. A few selected accounts are handled by manufacturers’ representatives who may also sell other product lines. Sales promotional activities are conducted through the use of television, radio and newspaper advertising. The Company’s business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company’s sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company’s most active selling periods.

Research and development costs related to new product development for the years 2004, 2003 and 2002 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

Products are generally warranted to the original owner to be free from defects in material and workmanship for a period of one to twelve years from date of purchase. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. Products are serviced through independent service providers throughout the United States and a corporate service repair operation. The Company’s service and warranty programs are competitive with those offered by other manufacturers in the industry.

Prior to 2002, many of the Company’s products were manufactured in plants located in Jackson, Mississippi and Alamogordo, New Mexico. In 2004, the Company purchased almost all of its products from non-affiliated companies primarily located in the Orient. (See Footnote M to the Notes to Consolidated Financial Statements).

The Company warehouses and distributes its products from a distribution center located in Canton, Mississippi. Selective use is made of leased tractors and trailers.

The Company invests funds not currently required for business activities (see Footnote A (4) in the Notes to Consolidated Financial Statements). Income from invested funds is included in Other Income in the accompanying financial statements.

Earnings from investments may vary significantly from year to year depending on interest yields on instruments meeting the Company’s investment criteria, and the extent to which funds may be needed for internal growth, acquisitions, newly identified business activities, and reacquisition of Company stock.

2. Defense Products Segment

AMTEC Corporation was acquired on February 24, 2001, and manufactures precision mechanical and electro-mechanical products for the U.S. Department of Defense (DOD) and DOD prime contractors. AMTEC’s 70,000 square-foot manufacturing facility, located in Janesville, Wisconsin, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators). Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and manufactures explosives and propellant ordnance-related products for the DOD and other DOD prime contractors. Spectra’s 52,000 square-foot facility, located in East Camden, Arkansas, performs primarily Load, Assemble, and Pack (LAP) type work.

The defense products segment competes for its business primarily on the basis of price, technical competence, product quality, and manufacturing experience. This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

During 2004 almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. The defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.

3. Absorbent Products Segment

The first absorbent products segment business (Presto Absorbent Products, Inc.) was acquired on November 21, 2001. At that time, Presto Absorbent Products manufactured primarily private label diapers. On October 6, 2003, the Company purchased the assets of NCN Hygienic Products, Inc., a Marietta, Georgia company which manufactures adult incontinence products and training pads for pets, which are likewise primarily private label products. The business is capital intensive and substantial investment in new equipment is ongoing to enable expansion. New equipment is extremely complex and considerable time, typically in excess of a year, is consumed to secure, install and reach the point at which it operates efficiently. Once the equipment is operating efficiently, it should provide substantial additional capacity, which in turn must be utilized if the operation is to be profitable.

Unlike the housewares/small appliance business, the absorbent product business is not seasonal. To the extent there are variations from month to month, that is primarily a function of customer promotional timing. As private label products tend to emulate branded product as much as possible, new product development is important, but is largely limited to providing features similar to those found in national branded product. Research and development costs are absorbed in operations.

The absorbent product business is very competitive. There are several competitors, most of which are larger than the company. Product competition is largely based on product pricing, quality, and features.

Product cost is heavily influenced by commodity costs which include wood pulp, as well as many petroleum based products, and by equipment operating speed, efficiency, and utilization

Advertising is typically the responsibility of the owner of the private label and is thus minimal. Most sales are currently handled through broker/distributor arrangements. Production for the most part is done to order.

For the year ended December 31, 2004, this segment had one customer, Medline Industries Holdings LP, which accounted for 11% of consolidated net sales.

B.	OTHER COMMENTS

1. Sources and Availability of Materials

See Footnote J in the Notes to the Consolidated Financial Statements.

2. Trademarks, Licenses, Franchises and Concessions Held

Patents, particularly on new products, trademarks and know-how are considered significant. The Company’s current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company’s innovations and proprietary rights. To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.

3. Effects of Compliance with Environmental and OSHA Regulations

In May 1986, the Company’s Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency’s (EPA) National Priorities List (NPL) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of alleged hazardous waste deposited on the property. At year end 1998, all remediation projects at the Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.

Based on factors known as of December 31, 2004, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company

As of December 31, 2004, the Company had 551 employees compared to 347 employees at the end of December 2003.

5. Industry Practices Related to Working Capital Requirements

The major portion of the Company’s sales were made with terms of 90 days or shorter.

For the small appliance/housewares segment, inventory levels increase in advance of the selling period for products that are seasonal, such as pressure canners, heaters, and major new product introductions. Inventory build-up also occurs to create stock levels required to support the higher sales that occur in the latter half of each year. Buying practices of the Company’s customers require “just-in-time” delivery, necessitating that the Company carry large finished goods inventories.

The multiple stock keeping units inherent in the private label absorbent product business, combined with the desire to minimize machine changeover to maximize efficiency, necessitates the carrying of a large finished goods inventory in the absorbent product segment as well.

6. Order Backlog

Shipment of most of the Company’s small appliance/housewares and absorbent products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog. New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

Contract backlog of the defense segment was approximately $43,000,000 at December 31, 2004, and $30,000,000 at December 31, 2003. Backlog is defined as the value of funded orders from the customer less the amount of sales recognized against the funded order. It is anticipated that the backlog will be performed during a 14 to 18-month period.

C.	PLANT CLOSINGS

See Footnote M in the Notes to the Consolidated Financial Statements.

D.	ACQUISITIONS

See Footnote L in the Notes to the Consolidated Financial Statements.

E.	AVAILABLE INFORMATION

The Company has a web site at www.gopresto.com. The contents of the Company’s web site are not part of, nor are they incorporated by reference into this annual report.

The Company does not make available on its web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act because those reports are already readily available to the public on the SEC web site at www.sec.gov. The Company does provide paper copies of its annual report free of charge upon request.

ITEM 2.   PROPERTIES (Owned Except Where Indicated)

The Company’s Eau Claire facility is approximately 470,000 square feet. Presto Absorbent Products, Inc. utilizes approximately 300,000 square feet of this area. Leases for 38,000 square feet of this area have been entered into with outside tenants. The Company’s corporate office occupies the balance of the space in Eau Claire.

The Company also has manufacturing facilities in Janesville, Wisconsin; East Camden, Arkansas; and Marietta, Georgia; and two warehousing facilities which are located in Jackson and Canton, Mississippi. Manufacturing ceased at the Jackson plant during the fourth quarter of 2002 since the Company is outsourcing all of its housewares/small appliances. (See Note M in the Notes to the Consolidated Financial Statements).

The Janesville facility is comprised of approximately 70,000 square feet. The Camden facility is approximately 52,000 square feet of leased space. The Marietta, Georgia facility contains 104,000 square feet of leased space.

The Jackson facility contains 283,000 square feet. Modifications to adapt this facility for warehousing and shipping were completed during 2004. The Company leases a 191,900 square foot building in Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,200 square feet has been leased in adjacent buildings for warehousing.

ITEM 3.   LEGAL PROCEEDINGS

See Footnote I in the Notes to the Consolidated Financial Statements.

See Item 1.B.3. For information regarding certain environmental matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on October 19, 2004 at which the only item submitted for a vote was the election of Directors, and all nominees were elected.

The 2005 Annual Meeting of Stockholders (the “2005 Annual Meeting”) will be held on October 18, 2005. The proxy statement for this meeting is expected to be mailed on or about September 2, 2005. Any proposal intended to be presented for action at the 2005 Annual Meeting of Stockholders of the Company by any stockholder of the Company must be received by the Secretary of the Company at 3925 North Hastings Way, Eau Claire, Wisconsin 54703, no later than May 5, 2005, in order for such proposal to be included in the Company’s proxy statement and proxy relating to the 2005 Annual Meeting. Nothing in this paragraph shall be deemed to require the Company to include in its proxy statement and proxy relating to the 2005 Annual Meeting any stockholder proposal which does not meet all of the requirements for such inclusion at the time in effect.

Pursuant to Rules 14a-4 and 14a-5(e) of the Securities and Exchange Commission, as amended, which govern the use by the Company of its discretionary voting authority with respect to certain shareholder proposals, should the Company receive notice after July 19, 2005, of any such stockholder proposal which will be circulated independent of the Company’s proxy statement, the persons named in proxies solicited by the Board of Directors of the Company for its 2005 Annual Meeting may exercise discretionary voting power with respect to any such proposal.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                       MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2004			2003

	Applicable Dividends Paid per Share	Market Price		Applicable Dividends Paid per Share	Market Price

		High	Low		High	Low

First Quarter	$1.17	$40.30	$35.89	$0.92	$29.83	$25.88
Second Quarter	—	42.22	37.62	—	32.63	26.02
Third Quarter	—	42.19	38.30	—	37.35	31.53
Fourth Quarter	—	46.70	39.15	—	37.00	34.18

Full Year	$1.17	$46.70	$35.89	$0.92	$37.35	$25.88

Common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”. As of March 4, 2005, there were 522 holders of record of the Company's common stock. This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees. During the fourth quarter of 2004, the Company did not purchase any of its equity securities. See Item 12 for information regarding equity compensation plans.

ITEM 6.   SELECTED FINANCIAL DATA

	(in thousands except per share data)
For the years ended December 31,	2004		2003		2002		2001		2000

Net sales	$158,956		$125,744		$124,784		$112,187		$112,176

Net earnings	15,441	*	15,477	*	8,690	*	6,286	*	15,158

Net earnings per share	2.26	*	2.27	*	1.27	*	.92	*	2.16

Total assets	305,828		301,393		289,994		284,076		288,530

Dividends paid per common share
applicable to current year	1.17		0.92		0.92		2.00		2.10

*	For 2004 the net effect of the reversal of the LIFO reserve resulted in a net comparative earnings decline of $2,695,000 or $.40 per share which was in part offset by the absence of the $1,137,000 ($.17 per share) plant closing charge taken in 2003. The impact of the pension termination resulted in a net comparative earnings decline of $1,371,000 or $.20 per share. 2003 net earnings reflect after tax charges of $1,137,000 ($.17 per share) related to plant closing expenses and $817,000 ($.12 per share) related to converting a defined benefit pension plan into a defined contribution plan, which were more than offset by the partial reversal of the LIFO reserve stemming from the shut down of domestic plants, net of tax, $3,122,000 ($.46 per share). 2002 includes $2,843,000 — $.42 per share versus 2001‘s $4,771,000 — $.70 per share for after-tax expenses relating to plant closings. 2002 earnings also reflect $1,040,000 or $.15 per share after-tax charge primarily related to the early retirement of long term employees. The 2002 expenses were largely offset ($3,259,000 or $.48 per share after-tax) by the partial reversal of the LIFO reserve stemming from the shutdown of the domestic manufacturing plants.

      ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2004 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held October 19, 2004, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping, and the efficient start-up and utilization of capital equipment investments. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

2004 COMPARED TO 2003

Readers are directed to Note N, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2004 and 2003.

On a consolidated basis, sales were up by $33,212,000 (26%), gross margins by $2,605,000 (7%), and selling and general expense by $2,333,000 (13%). Other income, principally interest decreased by $649,000 (15%), as did earnings before provision for income taxes by $377,000 (2%), and net earnings by $36,000. Details concerning these changes can be found in the comments by segment found below.

Housewares/small appliance net sales increased $1,914,000 from $104,246,000 to $106,160,000, or 2%, primarily resulting from an increase in unit volume offset in large part by decreased pricing, which reflected the competitive nature of the housewares/small appliance business. Defense net sales increased by $14,539,000 from $9,996,000 to $24,535,000, or 145%, primarily reflecting a unit volume increase resulting from the satisfaction of a significant portion of the 2003 backlog. Absorbent products net sales increased by $16,759,000 from $11,502,000 to $28,261,000, or 146%, primarily reflecting the addition of revenues stemming from the October 2003 acquisition of the assets of NCN Hygienic Products, Inc. which were in turn augmented by a competitor’s sudden decision to exit the adult incontinent business.

Housewares/small appliance gross profit for 2004 decreased $2,970,000 from $33,619,000 to $30,649,000, or 32% in 2003 versus 29% in 2004 as a percentage of sales. The gross margin decrease was primarily attributable to a comparatively smaller benefit received in 2004 from the partial reversal of Manufactured Product LIFO reserve (as discussed in Notes B & M), offset in part by two elements which were approximately equal – the margin increase stemming from the increased sales volume and a reduction in the warranty reserve (see Note A(13)). Defense gross profit increased $4,741,000 from $3,126,000 to $7,867,000, primarily due to increased volume referenced above. Gross margin was largely unchanged – 32% in 2004 versus 31% in 2003. Absorbent products gross profit increased $834,000 from $716,000 to $1,550,000, reflecting the increased volume stated above. Gross margin as a percentage of sales decreased from 6.2% to 5.5%, largely as a result of the effort to fill orders created by the above mentioned competitor’s exit from the business without having the requisite machine capacity in place to efficiently handle the added volume. As mentioned in the Liquidity section below, efforts were in process to expand that capacity.

Housewares/small appliance selling and general expenses were relatively unchanged. Defense selling and general expenses increased $1,626,000 reflecting increased compensation and staffing commensurate with the defense segment’s increased sales and earnings levels, and a full year versus five months of activity at Spectra. Absorbent product selling and general expenses increased $304,000 primarily reflecting the October 2003 acquisition of assets noted above.

Fiscal year 2003 included plant closing charges of $1,834,000 relating to the closing of the Company’s housewares/small appliance manufacturing operations in Jackson, Mississippi, and Alamogordo, New Mexico (See Note M). Also, in the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan (See Note G). As a result, the Company recorded a charge of $3,528,000 and $1,317,000 for fiscal years 2004 and 2003, respectively. Note G also includes information regarding assumptions used to value the pension plan.

The above items were responsible for the change in operating profit.

Other income, principally interest, decreased $649,000 from $4,234,000 to $3,585,000, primarily due to a decreased average daily investment balance, stemming from the use of funds for expansion in the defense and absorbent products segments.

Earnings before provision for income taxes decreased $377,000 from $23,083,000 to $22,706,000. The provision for income taxes decreased from $7,606,000 to $7,265,000, which resulted in an effective income tax rate decrease from 33% to 32% as a result of decreased earnings subject to tax. Net earnings decreased $36,000 from $15,477,000 to $15,441,000.

2003 COMPARED TO 2002

Readers are directed to Note N, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2003 and 2002.

Housewares/small appliance net sales decreased $2,841,000 from $107,087,000 to $104,246,000, or 3%. The decrease reflects a combination of reduced prices and reduced unit volume of housewares/small appliances. Defense net sales increased by $706,000 from $9,290,000 to $9,996,000, or 8%. The increase reflects a change in the mix of products shipped – fewer units with higher per unit pricing. Absorbent products net sales increased by $3,095,000 from $8,407,000 to $11,502,000, or 37%, primarily reflecting the addition of approximately three months of revenues stemming from the October acquisition of the assets of NCN Hygienic Products, Inc.

Housewares/small appliance gross profit for 2003 increased $8,720,000 from $24,899,000 to $33,619,000, or 23% versus 32% as a percentage of net sales. The gross profit percentage increase is largely due to the cost reductions stemming from the sourcing of products overseas. The gross profit for both 2003 and 2002 was also favorably impacted by a partial reversal of the LIFO inventory reserve (as discussed in Notes B and M) in the amount of $5,035,000 and $5,256,000 for 2003 and 2002, respectively. Defense gross profit increased for 2003 from $2,966,000 to $3,126,000, or 32% versus 31% as a percentage of sales, primarily due to volume. Absorbent products gross profit for 2003 increased $285,000 from $431,000 to $716,000, primarily because of the addition of the acquisition noted in the previous paragraph.

Housewares/small appliance selling and general expenses decreased $2,364,000, partially due to decreased television advertising expenses and the absence of an early retirement charge recorded in 2002. (See Note G.) Defense selling and general expenses increased $490,000 largely attributable to moving expenses associated with AMTEC’s new facility and expenses related to the purchase of Spectra Technologies LLC. (See Note L.)

Fiscal years 2003 and 2002 included plant closing charges of $1,834,000 and $4,020,000, respectively, relating to closing the Company’s housewares/small appliance manufacturing operations in Jackson, Mississippi, and Alamogordo, New Mexico. (See Note M.) Also, in the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan. (See Note G.) As a result, the Company recorded a charge of $1,317,000 for fiscal 2003. An additional charge estimated at $3,500,000 will be recorded in the third quarter of 2004 when the defined benefit pension plan termination is completed. Note G also includes information regarding the assumptions used to value the pension plan. The Company anticipates making an expected cash contribution of $1,500,000 to the pension plan in 2004 prior to the settlement of the plan.

Other income, principally interest, decreased $885,000 from $5,119,000 to $4,234,000, primarily due to decreased yields on financial instruments partially offset by an increased average daily investment balance.

Earnings before provision for income taxes increased $11,569,000 from $11,514,000 to $23,083,000. The provision for income taxes increased from $2,824,000 to $7,606,000, which resulted in an effective income tax rate increase from 25% to 33% as a result of increased earnings subject to tax. Net earnings increased $6,787,000 from $8,690,000 to $15,477,000, or 78%.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4,806,000 during 2004 compared to $24,797,000 during the comparable period in the prior year. The principal factors behind the decrease can be found in the changes in the components of working capital and the pension charge element within the statement of cash flows.

Cash used in investing activities was $35,870,000 during 2004 compared to cash provided of $11,040,000 during 2003. Of note for 2004, was additional cash used for the purchase of marketable securities, and the purchase of machinery and equipment primarily for the expansion in the absorbent products and defense segments.

Cash flows from financing activities for 2004 and 2003 primarily differed as a result of the $.25 per share extra dividend paid in 2004.

As a result of the foregoing factors, cash and cash equivalents decreased by $39,041,000 to $104,724,000.

Working capital decreased by $11,360,000 to $208,772,000 at December 31, 2004, reflecting the increased support of the activities in the defense and absorbent products segments noted above. The Company’s current ratio was 5.3 to 1.0 at fiscal 2004 year-end, compared to 5.0 to 1.0 at the end of fiscal 2003.

As of December 31, 2004, there were approximately $9,800,000 open equipment purchase commitments to expand the product line in its absorbent products segment. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. The interest rate declines over the past several years coupled with the reduction in the Company’s investment holdings currently has resulted in reduced levels of interest income for the Company. There can be no assurance when interest rates will begin to move towards more historically normal levels. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies, and is not controllable by the Company.

DEFENSE SEGMENT BACKLOG

The Company’s defense segment contract backlog was approximately $43,000,000 at December 31, 2004, and $30,000,000 at December 31, 2003. Backlog is defined as the value of funded orders from the customer less the amount of sales recognized against the funded order. It is anticipated that the backlog will be performed during a 14 to 18-month period.

CONTRACTUAL OBLIGATIONS

The below table discloses a summary of the Company’s specified contractual obligations at December 31, 2004:

Payments Due By Period

Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Lease Obligations	$2,559,000	$701,000	$607,000	$275,000	$976,000
Purchase obligations(1)	32,100,000	32,100,000	—	—	—
Earn-out payments(2)	3,810,000	1,250,000	—	2,560,000	—

Total	$38,469,000	$34,051,000	$607,000	$2,835,000	$976,000

(1)	Purchase obligations includes outstanding purchase orders at December 31, 2004. Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, to equipment manufacturers of absorbent products machinery, and to material suppliers in the defense and absorbent products segment. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be estimated.

(2)	The Company has agreed to make certain earn-out payments dependent upon the future earnings performance of companies acquired. The expected payments noted above were based upon the anticipated future levels of earnings of the acquired companies.

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

Inventories

New housewares/small appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other housewares/small appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete inventory as a result of low or diminishing demand for a product. The Company did not have any major new product introduction or morbidity issues in the current year and, accordingly, did not record a reserve for obsolete product. In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.

Insurance

The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs. The Company insures for product liability claims, and retains a self-insured retention insurance accrual in the Company’s financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition.

Environmental

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property. By December 31, 1998, all remediation projects had been installed, were fully operational, and restoration activities had been completed and accrued liabilities established for the expected cost of the activity. The Company believes its accrued liability reserve will be adequate to satisfy ongoing remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate. The Company’s current environmental liability is based upon estimates of the future costs to maintain and operate remediation projects and monitor their results based upon historical costs incurred for such activities.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A (14) for information related to the future effect of adopting new accounting pronouncements on the Company’s consolidated financial statements.

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

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2004, 2003 and 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.	The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Reports of Independent Certified Public Accountants are contained on pages F-1 through F-19 of this report.

B.	Quarterly financial data is contained in Note P in Notes to Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE.

None

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in accordance with the SEC’s rules and forms.

There have been no significant changes in internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of National Presto Industries, Inc. (NPI) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. NPI’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

NPI management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

NPI’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors National Presto Industries, Inc.

We have audited management’s assessment, included in the accompanying management report included in Item 9 of this Form 10-K, that National Presto Industries, Inc. and subsidiaries (a Wisconsin Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Presto Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the statements of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that National Presto Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, National Presto Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2004 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP Minneapolis, Minnesota March 10, 2005

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS The following table provides information as to the directors of the Company.

Director	Age	Principal Occupation; Business Experience Past 5 Years	Director Since	Director’s Term To Expire

James F. Bartl	64	Executive Vice President and Secretary of the Company	1995	2005

Michael J. O’Meara	54	Chairman of the Board and Director, People’s National	1996	2005
		Bank, Eau Claire, Wisconsin

Melvin S. Cohen	87	Chairman Emeritus of the Board of the Company; Prior to	1949	2006
		January 1, 2002, Chairman

Maryjo Cohen	52	Chairperson of the Board, President and Chief Executive	1988	2006
		Officer of the Company(1)

Richard N. Cardozo	69	Adjunct Professor, University of Miami; Professor	1998	2007
		Emeritus, Carlson School of Management, University of
		Minnesota

Patrick J. Quinn	55	Chairman and President, Ayres Associates; prior to April	2001	2007
		28, 2000, Executive Vice President

(1)	Ms. Cohen is the daughter of Mr. Cohen.

The Company has Audit, Compensation, and Nominating/Corporate Governance Committees consisting of Messrs. O’Meara, Cardozo, and Quinn. The Company has not appointed an Audit Committee financial expert since none of its current directors qualify as such, but plans to seek a qualified director in the near future..

Directors of the Company, other than those that are executive officers of the Company, receive annual compensation of $25,000. This amount includes $1,000 for each Board meeting and $500 for each committee meeting attended. Executive officers are not compensated for services as Board members.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant: (All terms of office are for one year or until their respective successors are duly elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chairperson of the Board,	52
	President and Chief Executive
	Officer

James F. Bartl	Executive Vice President	64
	and Secretary

Neil L. Brown	Vice President, Manufacturing	61
	and Purchasing

Donald E. Hoeschen	Vice President, Sales	57

Larry Tienor	Vice President, Engineering	56

Randy Lieble	Vice President, Treasurer and	51
	Chief Financial Officer

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

Mr. Lieble was elected Vice President in October 2004. Prior to that date he had been elected Treasurer in November 1995 and the additional position of Chief Financial Officer in November 1999. He has been associated with the registrant since 1977. Prior to becoming an officer, he was Manager of Investments and Government Contracts.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics which is posted on its web site at www.gopresto.com.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3, 4 and 5 and any amendments thereto pursuant to Section 16 of the Securities and Exchange Act of 1934, the Company believes all such forms were filed on a timely basis by reporting persons during the fiscal year ended December 31, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning annual compensation paid by the Company to the Company’s chief executive officer and each of the four highest paid executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2004.

SUMMARY COMPENSATION/PENSION ACCRUED BENEFIT TABLE

Name and Principal Position	Year	Salary	Bonus	401 (K) Plan(1)

Maryjo Cohen	2004	$64,000	$235,000	$14,350
Chairperson of the Board, President,	2003	64,000	225,000	4,000
Chief Executive Officer and Director	2002	64,000	216,000	4,000

James F. Bartl	2004	$44,600	$222,400	$14,350
Executive Vice President, Secretary,	2003	44,600	213,400	4,000
and Director	2002	44,600	204,400	4,000

Donald E. Hoeschen	2004	$41,370	$153,500	$14,350
Vice President-Sales	2003	41,370	147,500	3,657
	2002	41,370	141,500	3,557

Randy F. Lieble	2004	$40,000	$145,000	$14,350
Vice President, Treasurer	2003	40,000	120,000	2,900
and Chief Financial Officer	2002	40,000	105,000	2,750

Lawrence J. Tienor	2004	$37,790	$108,710	$13,010
Vice President-Engineering	2003	37,790	98,710	2,629
	2002	37,790	92,210	2,392

(1)

The amounts shown in this column are matching contributions made by the Company. Beginning As of January 1, 2004, the Company increased its annual contribution to the defined contribution plan due to the termination of the defined benefit pension plan as of December 31, 2003.

AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)	Value of Unexercised In-The-Money Options At Fiscal Year-End ($)
Name			Exercisable/Unexercisable	Exercisable/Unexercisable
Donald E. Hoeschen	-0-	-0-	250 / 500	2,246 / 4,493

Randy F. Lieble	-0-	-0-	250 / 0	1,028 / 0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Members of the Board of Directors in cooperation with the Compensation Committee determine the compensation of the executive officers of the Company. This includes the compensation of those executive officers who also serve as directors, namely, Maryjo Cohen, Chairperson of the Board, President, and Chief Executive Officer, and James F. Bartl, Executive Vice President and Secretary. Ms. Cohen and Mr. Bartl do not participate in any decisions regarding their own compensation.

Executive officers of the Company, including Ms. Cohen and Mr. Bartl, also serve as directors and executive officers of the Company’s subsidiaries.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             RELATED STOCKHOLDER MATTERS.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth information provided to the Company as to beneficial ownership of the Company’s common stock, as of February 28, 2005 by (i) the only shareholders known to the Company to hold 5% or more of such stock, (ii) each of the directors and executives of the Company named in the Summary Compensation/Pension Accrued Benefit Table, and (iii) all directors and officers as a group. Unless otherwise indicated, all shares represent sole voting and investment power.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock

Maryjo Cohen	1,958,788	(1)(2)	28.7%
3925 N. Hastings Way
Eau Claire, WI 54703

Melvin S. Cohen	398,314	(1)(3)	5.8%
3925 N. Hastings Way
Eau Claire, WI 54703

Barclays Global Investors	342,032	(4)	5.0%
45 Freemont Street
San Francisco, CA 94105

Dimensional Fund Advisors, Inc.	384,708	(4)	5.6%
1299 Ocean Avenue
Santa Monica, CA 90401

Gabelli Asset Management, Inc.	360,167	(5)	5.3%
One Corporate Center
Rye, NY 10580

Royce & Associates, LLC	730,700	(4)	10.7%
1414 Avenue of the Americas
New York, NY 10019

James F. Bartl	16,379		— (6)
Donald E. Hoeschen	1,128		— (6)
Randy F. Lieble	1,401		— (6)
Lawrence J. Tienor	713		— (6)
Michael J. O'Meara	100		— (6)
Richard N. Cardozo	—		—
Patrick J. Quinn	200		— (6)
All officers and directors as a group	2,090,078	(7)	30.6%
(10 persons)

(1)	(Includes 108,875 shares owned by the L. E. Phillips Family Foundation, Inc. (the “Phillips Foundation”), a private charitable foundation of which the named person is an officer and/or director and as such exercises shared voting and investment powers.

(2)	Includes 1,669,664 shares held in a voting trust described in the section below captioned “Voting Trust Agreement,” for which Ms. Cohen has sole voting power, and 179,054 shares owned by private charitable foundations (other than the Phillips Foundation) and family member trusts of which Ms. Cohen is a co-trustee, officer or director, and as such exercises shared voting and investment powers.

(3)	Includes 298,439 shares owned by charitable trusts and private charitable foundations (other than the Phillips Foundation) of which Mr. Cohen is a co-trustee, officer or director, and as such exercises shared voting and investment powers. Does not include shares held in a voting trust described in the section below captioned “Voting Trust Agreement,” for which Mr. Cohen holds voting trust certificates. Pursuant to the voting trust, Mr. Cohen does not have the power to vote or dispose of such shares.

(4)	Based on February 2005 Schedule 13-G filing with the Securities and Exchange Commission.

(5)	Based on February 2005 Schedule 13-D filing with the Securities and Exchange Commission.

(6)	Represents less than 1% of the outstanding shares of common stock of the Company.

(7)	Includes options for 750 shares currently exercisable by three officers under the National Presto Industries, Inc. 1988 Stock Option Plan.

The information contained in the foregoing footnotes is for explanatory purposes only, and the persons named in the foregoing table disclaim beneficial ownership of shares owned or held in trust for any other person, including family members, trusts, or other entities with which they may be associated. Stock ownership information contained in this Form 10-K was obtained from the Company’s shareholder records, filings with governmental authorities, or from the named directors and officers.

VOTING TRUST AGREEMENT

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to the Company’s equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by
security holders	2,000	$39.11	—

Equity compensation plans not approved
by security holders	—	—	—

Total	2,000	$39.11	—

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Melvin S. Cohen, Chairman Emeritus of the Company, was paid $30,000 for consultation services in 2004. During the year, Mr. Cohen was consulted on a variety of matters based upon his executive experience and knowledge of the Company’s operations.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP, Certified Public Accountants, was the independent registered public accounting firm for the Company for the fiscal years ended December 31, 2003 and 2004. They have been selected by the Audit Committee to be the independent registered public accounting firm for the Company during the fiscal year ending December 31, 2005. The Audit Committee meets with representatives of Grant Thornton LLP to review their comments and plans for future audits.

The following fees have been incurred by the Company:

	Audit Fees (1)	Audit(2) Related Fees	Tax Fees(3)	All Other Fees (4)

Year ended December 31, 2003	$77,000	$25,000	$11,000	$—

Year ended December 31, 2004	267,000	11,000	13,000	$—

(1)	Includes audit fee for financial statement audits, 10Q reviews, Sarbanes-Oxley 404 controls work and related expenses.

(2)	Audit related fees include fees for consultation related to new accounting standards, questions related to SEC filings and other accounting research.

(3)	Tax fees consist of review of Federal and State income tax returns, and advice related to various tax matters.

(4)	There were no other fees.

Grant Thornton LLP did not provide any financial information, design or implementation services for the Company during fiscal years ended December 31, 2003 and 2004.

In accordance with the Audit Committee charter, the Committee must review and, in its sole discretion, pre-approve the independent auditors’ annual engagement letter and all audit, audit-related, tax and other permissible services proposed to be provided by the independent auditor in accordance with the applicable NYSE listing standards and SEC rules, and the fees for such services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

Form 10-K
Page Reference

1.	Consolidated Financial Statements:

a.	Consolidated Balance Sheets — December 31, 2004 and 2003	F-1 & F-2

b.	Consolidated Statements of Earnings — Years ended December 31, 2004, 2003 and 2002	F-3

c.	Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002	F-4

d.	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002	F-5

e.	Notes to Consolidated Financial Statements	F-6 thru F-18

f.	Report of Independent Registered Certified Public Accounting Firm	F-19

2.	Consolidated Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts	F-20

(b)	Exhibits:

Exhibit Number	Description

Exhibit 3 (i)	—	Restated Articles of Incorporation — incorporated by reference from Exhibit 3 (i) of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

(ii)	—	By-Laws — incorporated by reference from Exhibit 3 (ii) of the Company’s quarterly report on Form 10-Q for the quarter ended October 3, 1999

Exhibit 9	—	Voting Trust Agreement — incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 10.1	—	1988 Stock Option Plan — incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the Quarter ended July 6, 1997

Exhibit 10.2	—	Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan — Incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the Quarter ended July 6, 1997

Exhibit 11	—	Statement Re Computation of Per Share Earnings

Exhibit 21	—	Parent and Subsidiaries

Exhibit 23.1	—	Consent of Grant Thornton LLP

Exhibit 31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Schedules:

Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

(registrant)

By: /S/ Randy F. Lieble
Randy F. Lieble Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)

By: /S/ Richard N. Cardozo	By: /S/ Melvin S. Cohen
Richard N. Cardozo	Melvin S. Cohen
Director	Director

By: /S/ Patrick J. Quinn	By: /S/ James F. Bartl
Patrick J. Quinn	James F. Bartl
Director	Executive Vice President, Secretary and Director

By: /S/ Michael J. O'Meara	By: /S/ Maryjo Cohen
Michael J. O'Meara	Maryjo Cohen
Director	Chairperson of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 10, 2005

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2004		December 31, 2003

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$104,724		$143,765

Marketable securities		76,096		69,836

Accounts receivable	$34,041		$29,384

Less allowance for doubtful accounts	480	33,561	480	28,904

Inventories:

Finished goods	17,632		16,913

Work in process	8,798		4,490

Raw materials	7,697	34,127	3,235	24,638

Other current assets		8,991		8,113

Total current assets		257,499		275,256

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements	1,836		544

Buildings	10,804		7,432

Machinery and equipment	42,112		19,001

	54,752		26,977

Less allowance for depreciation	13,527	41,225	9,771	17,206

OTHER ASSETS		7,104		8,931

		$305,828		$301,393

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	December 31, 2004		December 31, 2003

LIABILITIES

CURRENT LIABILITIES:

Accounts payable		$18,439		$21,341

Federal and state income taxes		5,804		5,662

Accrued liabilities		24,484		28,121

Total current liabilities		48,727		55,124

DEFERRED INCOME TAXES		1,626		—
COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,050		991

Retained earnings	265,970		258,506

Accumulated other comprehensive income (loss)	93		(1,439)

	274,554		265,499

Treasury stock, at cost, 617,267 shares in 2004 and 622,365 shares in 2003
	19,079		19,230

Total stockholders’ equity		255,475		246,269

		$305,828		$301,393

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share data)

For the years ended December 31,	2004	2003	2002

Net sales	$158,956	$125,744	$124,784

Cost of sales	118,890	88,283	96,488

Gross profit	40,066	37,461	28,296

Selling and general expenses	17,417	15,461	17,881

Plant closing costs	—	1,834	4,020

Pension plan termination expense	3,528	1,317	—

Operating profit	19,121	18,849	6,395

Other income, principally interest	3,585	4,234	5,119

Earnings before provision for income taxes	22,706	23,083	11,514

Provision for income taxes	7,265	7,606	2,824

Net earnings	$15,441	$15,477	$8,690

Weighted average shares outstanding:
Basic	6,821	6,820	6,839

Diluted	6,823	6,821	6,840

Net earnings per share:
Basic	$2.26	$2.27	$1.27

Diluted	$2.26	$2.27	$1.27

The accompanying notes are an integral part of the financial statements

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	In Thousands

For the years ended December 31,	2004	2003	2002

Cash flows from operating activities:
Net earnings	$15,441	$15,477	$8,690
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Provision for depreciation	3,310	2,353	1,934
Deferred income taxes	126	2,252	311
Pension charges	2,052	322	2,646
Plant closing and asset impairment charges	—	(950)	685
Other	1,160	584	(49)
Changes in:
Accounts receivable	(4,657)	(572)	2,723
Inventories	(9,489)	1,804	9,010
Prepaid expenses	(50)	(308)	(41)
Accounts payable and accrued liabilities	(3,229)	1,816	(980)
Federal and state income taxes	142	2,019	588

Net cash provided by operating activities	4,806	24,797	25,517

Cash flows from investing activities:
Marketable securities purchased	(47,944)	(18,075)	(45,211)
Marketable securities – maturities and sales	40,903	40,714	60,651
Acquisition of property, plant and equipment	(28,188)	(2,903)	(3,408)
Acquisition of businesses	(1,400)	(10,218)	(500)
Sale of property, plant, and equipment	759	1,434	4
Other	—	88	—

Net cash provided by (used in) investing activities	(35,870)	11,040	11,536

Cash flows from financing activities:
Dividends paid	(7,977)	(6,284)	(6,290)
Purchase of treasury stock	—	(425)	(3)

Net cash used in financing activities	(7,977)	(6,709)	(6,293)

Net increase (decrease) in cash and cash equivalents	(39,041)	29,128	30,760
Cash and cash equivalents at beginning of year	143,765	114,637	83,877

Cash and cash equivalents at end of year	$104,724	$143,765	$114,637

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$7,088	$3,378	$1,985

Supplemental disclosure of non-cash investing and financing activities:

As of December 31, 2004, 2003, and 2002, the unrealized gain on available for sale securities, net of tax was $93, $600, and $667.

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share data)
For the years ended December 31, 2004, 2003, 2002

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income	Treasury Stock	Total

Balance January 1, 2002	$7,441	$1,011	$246,913	$(251)	$(18,762)	$236,352

Net earnings	—	—	8,690	—	—	8,690

Unrealized gain on available for sale
securities, net of tax	—	—	—	918	—	918

Unrealized loss on net periodic pension
cost, net of tax	—	—	—	(1,365)	—	(1,365)

Total other comprehensive income	—	—	—	—	—	8,243

Dividends paid, $.92 per share	—	—	(6,290)	—	—	(6,290)

Purchase of treasury stock – 100 shares	—	—	—	—	(3)	(3)

Other	—	(13)	—	—	(32)	(45)

Balance December 31, 2002	7,441	998	249,313	(698)	(18,797)	238,257

Net earnings	—	—	15,477	—	—	15,477

Unrealized loss on available for sale
securities, net of tax	—	—	—	(67)	—	(67)

Unrealized loss on net periodic
pension cost, net of tax	—	—	—	(674)	—	(674)

Total other comprehensive income	—	—	—	—	—	14,736

Dividends paid, $.92 per share	—	—	(6,284)	—	—	(6,284)

Purchase of treasury stock – 16,300 shares	—	—	—	—	(425)	(425)

Other	—	(7)	—	—	(8)	(15)

Balance December 31, 2003	7,441	991	258,506	(1,439)	(19,230)	246,269

Net earnings	—	—	15,441	—	—	15,441

Unrealized loss on available for sale
securities, net of tax	—	—	—	(507)	—	(507)

Unrealized loss on net periodic
pension cost, net of tax	—	—	—	2,039	—	2,039

Total other comprehensive income	—	—	—	—	—	16,973

Dividends paid, $1.17 per share	—	—	(7,977)	—	—	(7,977)

Other	—	59	—	—	151	210

Balance December 31, 2004	$7,441	$1,050	$265,970	$93	$(19,079)	$255,475

The accompanying notes are an integral part of
the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(1)	USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: In preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

(2)	PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of National Presto Industries, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions are eliminated.

(3)	RECLASSIFICATIONS: Certain reclassifications have been made to the prior period’s financial statements to conform with the 2004 financial statement presentation. These reclassifications did not affect net earnings or stockholders’ equity as previously reported.

(4)	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:
Cash and Cash Equivalents: The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds and highly-liquid, tax exempt, variable rate demand notes with put options exercisable in three months or less.

The Company’s cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the bank for payment of $3,305,000 and $821,000 at December 31, 2004 and 2003, are included as reductions of cash and cash equivalents.

Marketable Securities: The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.

At December 31, 2004 and 2003, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at December 31 is shown in the following table:

	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
December 31, 2004
Tax exempt
government bonds	$74,811,000	$74,875,000	$201,000	$137,000
Equity securities	1,142,000	1,221,000	226,000	147,000

Total marketable securities	$75,953,000	$76,096,000	$427,000	$284,000

December 31, 2003
Tax exempt
government bonds	$67,769,000	$68,626,000	$860,000	$3,000
Equity securities	1,142,000	1,210,000	194,000	126,000

Total marketable securities	$68,911,000	$69,836,000	$1,054,000	$129,000

Proceeds from maturities and sales of marketable securities totaled $40,903,000 in 2004, $40,714,000 in 2003, and $60,651,000 in 2002. Gross gains related to sales of marketable securities totaled $0, $0, and $16,000 in 2004, 2003, and 2002. Gross losses related to sales of marketable securities were $0, $0, and $231,000 in 2004, 2003 and 2002. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income and were gains of $142,000, $924,000 and $1,027,000 before taxes at December 31, 2004, 2003, and 2002.

The contractual maturities of the marketable securities held at December 31, 2004 are $48,018,000 in 2005, $16,443,000 in 2006, $7,581,000 in 2007, $2,833,000 beyond 2007 and $1,221,000 with indeterminate maturities.

(5)	ACCOUNTS RECEIVABLE: The Company’s accounts receivable are related to sales of products. Credit is extended based on prior experience with the customer and evaluation of customers’ financial condition. Accounts receivable are primarily due within 30 days. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on the Company’s historical collection experience, adverse situations that may affect the customers’ ability to pay, and prevailing economic conditions.

(6)	INVENTORIES: Housewares/small appliance segment inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method. Inventory for defense and absorbent products segments are stated at the lower of cost or market with cost being determined on the first-in-first-out (FIFO) method.

(7)	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Depreciation is provided in amounts sufficient to relate the costs of depreciable assets to operations over their service lives which are estimated at fifteen to forty years for buildings and three to ten years for machinery and equipment.

(8)	GOODWILL: The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests whenever an impairment is indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s goodwill as of December 31, 2004, 2003 and 2002, was $3,556,000, $3,406,000 and $3,406,000 relating to its defense products segment. In addition, at December 31, 2004 and 2003 goodwill of $3,398,000 and $2,148,000 related to its absorbent products segment.

No impairment was indicated when the Company performed its annual impairment test on October 4, 2004. The Company has no unamortized intangible assets, other than goodwill.

(9)	REVENUE RECOGNITION: The Company recognizes revenue when product is shipped or title passes. The Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment for small appliance sales. Net sales is arrived at by deducting early payment discounts and cooperative advertising from gross sales.

(10)	ADVERTISING: The Company’s policy is to expense advertising as incurred for the year. Advertising expense was $3,665,000, $4,768,000 and $5,789,000 in 2004, 2003 and 2002.

(11)	STOCK OPTIONS: The intrinsic value method is used for valuing stock options issued. The pro forma effect on earnings of accounting for stock options using the fair value method is not material. See Note F.

(12)	ACCUMULATED OTHER COMPREHENSIVE INCOME: At December 31, 2004, the $93,000 of accumulated comprehensive income relates to the unrealized gain on the Company’s available-for-sales marketable security investments. At December 31, 2003, the accumulated comprehensive loss includes an additional net periodic pension liability related to the Company’s defined benefit pension plan offset in part by an unrealizable gain on the Company’s available-for-sale marketable security investments. This amount is recorded net of tax effect.

(13)	PRODUCT WARRANTY: Company housewares/small appliance products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 1 to 12 years from date of purchase. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. The Company services its products through independent service providers throughout the United States and a corporate service repair operation. The Company’s service and warranty programs are competitive with those offered by other manufacturers in the industry. The Company determines its product warranty liability based on historical percentages which have remained relatively consistent over the years. As shown in the table below, during 2004 warranty expense decreased compared to the prior year primarily due to improved quality of product sourced from the Orient.

The following table shows the changes in product warranty liability for the period:

	(In Thousands)
	2004	2003
Beginning balance January 1,	$2,115	$1,465

Accruals during the period	1,626	3,398

Charges / payments made under the warranties	(2,043)	(2,748)

Balance December 31	$1,698	$2,115

(14)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In December 2003, The Financial Accounting Standards Board (FASB) revised and reissued Statement of Financial Accounting Standards No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132(R)). This statement retains all of the disclosures that are required by the original FASB Statement 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and includes several additional disclosures. It also requires certain disclosures about pension and other postretirement benefit plans in interim financial statements. The annual disclosures in SFAS 132(R) were adopted in fiscal year ended December 31, 2003. The interim disclosure provisions of SFAS 132(R) were adopted in the first quarter of fiscal 2004.

In November 2004, the FASB issued SFAS151, “Inventory Costs”. The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for all interim and annual periods beginning after June 15, 2005. The Company will adopt this standard July 4, 2005 (beginning of third quarter) and it is not expected to have a material impact on its operating results.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” This statement addresses the fair value concepts contained in Opinion 29, “Accounting for Nonmonetary Transactions” which included certain exceptions to the concept that exchanges of similar productive assets should be recorded at the carrying value of the asset relinquished. SFAS 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on our operating results.

B.	INVENTORIES:

The amount of inventories valued on the LIFO basis was $14,848,000 and $14,058,000 as of December 31, 2004 and 2003, and consists of housewares/small appliance finished goods. Under LIFO, inventories are valued at approximately $0 and $688,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2004 and 2003. The significant reduction in the amount of LIFO inventory below current cost from 2003 to 2004 is attributable to the Company’s decision to outsource manufacturing of its housewares/small appliances. See Note M for further information related to the effect of this decision on inventory valuation. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the housewares/small appliance segment.

The following table demonstrates the effect if LIFO inventories had been valued at current cost determined on a FIFO basis.

	Increase (Decrease)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2004	$688,000	$(427,000)	$(0.06)
2003	5,035,000	(3,122,000)	(0.46)
2002	5,256,000	(3,259,000)	(0.48)

This information is provided for comparison with companies using the FIFO basis.

Inventory for defense, absorbent products and raw materials of the housewares/small appliance segment are valued under the first-in-first-out method and total $19,279,000 and $10,580,000 at December 31, 2004 and 2003. The 2004 FIFO total is comprised of $2,784,000 of finished goods, $8,798,000 of work in process, and $7,697,000 of raw material and supplies. At December 31, 2003 FIFO total was comprised of $2,899,000 of finished goods, $4,490,000 of work in process, and $3,191,000 of raw material and supplies.

C.	ACCRUED LIABILITIES:

At December 31, 2004 accrued liabilities consisted of payroll $4,201,000, insurance $15,947,000, environmental $2,011,000, plant closing costs $530,000 and other $1,795,000. At December 31, 2003 accrued liabilities consisted of payroll $2,213,000, insurance $16,015,000, environmental $2,287,000, plant closing costs $685,000, employee termination $836,000, minimum pension liability $3,310,000 and other $2,775,000.

The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs. The Company insures for product liability claims, and retains a self-insured retention insurance accrual in the Company’s financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition.

D.	TREASURY STOCK:

As of December 31, 2004, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares. Under this authority, during 2004 and 2003, 0 and 16,300 shares were reacquired. Treasury shares have been used for the exercise of stock options and as contributions to the Company’s 401(k) plan.

E.	NET EARNINGS PER SHARE:

Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 3,750 and 6,250 shares of common stock with a weighted average exercise price of $39.29 and $39.36 were outstanding at December 31, 2003 and 2002, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

F.	STOCK OPTION PLAN:

The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for key employees. Stock options for 2,000 shares at a weighted average exercise price of $39.11 per share were outstanding at December 31, 2004. Stock options for 3,750 shares at a weighted average exercise price of $39.29 per share were outstanding at December 31, 2003. There were 1,000 shares exercisable at $39.11 at

December 31, 2004 and 1,000 shares exercisable at $39.29 at December 31, 2003. The pro forma effect of accounting for stock options using the fair value method is not material.

G.	RETIREMENT PLANS:

Pension Plans:

During fiscal 2004, National Presto Industries, Inc. terminated its defined benefit pension plan and settled the benefit obligation through lump sum distributions and the purchase of nonparticipating annuity contracts. The effect of the settlement was a charge of $3,528,000.

National Presto Industries, Inc. amended its defined benefit pension plan to freeze benefit accruals effective December 31, 2003. The amendment eliminated the accrual of future defined benefits for all employees, resulting in a curtailment. The effect of the curtailment was a charge of $1,317,000.

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

The Company had pension plans which covered the majority of employees. Pension benefits were based on an employee’s years of service and compensation near the end of those years of service. The Company’s funding policy has been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members.

	(In Thousands) Pension Benefits
	2004	2003	2002
Net periodic cost:
Service cost	$38	$361	$407
Interest cost	385	724	802
Expected return on assets	(369)	(517)	(749)
Amortization of transition amount	—	—	(83)
Amortization of prior service cost	—	167	187
Actuarial loss	73	270	212
Settlement charge	3,528	—	882
Curtailment charge	—	1,317	58

Net periodic benefit cost	$3,655	$2,322	$1,716

Change in benefit obligation:
Benefit obligation at beginning of year	$11,572	$10,684
Service cost	38	361
Interest cost	385	724
Plan amendments	—	987
Curtailment gain	—	(1,534)
Actuarial loss	198	1,492
Settlement	(3,314)	—
Benefits and expenses paid	(8,879)	(1,142)

Benefit obligation at end of year	$—	$11,572

Change in plan assets:
Fair value of plan assets at beginning of year	$10,313	$8,501
Employer contributions	1,604	2,000
Actual return on plan assets	276	954
Settlement	(3,314)	—
Benefits and expenses paid	(8,879)	(1,142)

Fair value of plan assets at end of year	$—	$10,313

The Company’s pension plan actual asset allocations were as follows at December 31:

	Target Allocation	Percentage of Plan Assets At Year End
	2005	2004	2003
Asset category:
Equity securities	N/A	N/A	26.5%
Debt securities	N/A	N/A	42.7%
Other (cash)	N/A	N/A	30.8%

Total			100.0%

National Presto’s investment strategy with respect to pension plan assets changed with the decision to freeze benefit accruals and terminate the pension plan effective December 31, 2003. The investment strategy in effect for 2004 was to convert the equity and debt positions to cash prior to the targeted distribution date in the third quarter of 2004.

The expected rate of return on plan assets assumption was based on a multi-year stochastic simulation of projected returns, taking into account the plan’s target asset allocation and reasonable expectations of future economic conditions. The simulation model incorporated the capital market conditions prevailing at the starting date of the projection, as well as a wide range of plausible scenarios of future capital market performance.

	(In Thousands)
	2004	2003
Reconciliation of funded status:
Funded status	$—	$(1,259)
Unrecognized actuarial loss	—	3,310

Prepaid benefit	$—	$2,051

Statement of financial position:
Prepaid benefit cost	$—	$2,051
Additional minimum liability	—	(3,310)
Accumulated other comprehensive income	—	3,310

Recognized amount	$—	$2,051

At the end of 2004 and 2003, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were are follows:

	(In Thousands)
	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
December 31,	2004	2003	2004	2003
Projected benefit obligation	N/A	$11,572	N/A	$11,572
Accumulated benefit obligation	N/A	11,572	N/A	11,572
Fair value of plan assets	N/A	10,313	N/A	10,313

The Company’s accumulated benefit obligation of $11,572,000 at December 31, 2003 exceeded the fair value of the plan’s assets at December 31, 2003. This caused the Company to recognize an additional minimum liability in the fourth quarter of 2003 of $3,310,000. There was no unrecognized prior service cost at December 31, 2003. The difference between the additional minimum liability and the intangible asset represents a net loss not yet recognized as net periodic pension cost and is recorded net of tax in other comprehensive income as an unrealized loss on net periodic pension cost.

Weighted-average assumptions used to determine net periodic cost for the years ended December 31:

	2004	2003	2002
Discount rate	6.00%	6.50%	6.50%
Expected return on plan assets	6.50%	6.50%	8.00%
Rate of compensation increase	N/A	4.00%	4.00%

Weighted-average assumptions used to determine benefit obligation as of December 31:

	2004	2003
Discount rate	N/A	6.00%
Rate of compensation increase	N/A	N/A

401(k) Plan:

The Company sponsors a 401(k) retirement plan that covers substantially all employees. The Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company matched in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from the treasury stock, including the Company’s cash dividends, totaled $240,000 in 2004, $192,000 in 2003, and $213,000 in 2002. In addition, for 2004 the Company contributed $404,000 of cash to the 401(k) plan.

H.	INCOME TAXES:

The following table summarizes the provision for income taxes:

	(In Thousands)
	2004	2003	2002
Current:
Federal	$5,751	$4,381	$1,927
State	1,388	974	586

	7,139	5,355	2,513

Deferred:
Federal	347	1,958	286
State	(221)	293	25

	126	2,251	311

Total tax provision	$7,265	$7,606	$2,824

The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
State tax	3.3%	3.6%	3.5%
Tax exempt interest	(4.8)%	(5.2)%	(12.3)%
Other	(1.5)%	(0.4)%	(1.7)%

Effective rate	32.0%	33.0%	24.5%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities as follows at December 31:

	(In Thousands)
	2004	2003
Short-Term Deferred Tax Assets
Insurance	$6,124	$6,150
Environmental	772	878
Deferred Compensation	608	—
Plant Closing	204	575
Vacation	498	279
Inventory Costs	173	104
Other	394	376

	8,773	8,362
Short-Term Deferred Tax Liability
Pension	—	(417)

Net Short-Term Deferred Tax Asset	$8,773	$7,945

Long-Term Deferred Tax Asset
Depreciation	$—	$326
Long-Term Deferred Tax Liability
Depreciation	(1,626)	—

Long-Term Deferred Tax Asset (Liability)	$(1,626)	$326

On October 22, 2004, congress passed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. It is not currently possible to predict what impact this Act will have on future earnings.

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

For the year ended December 31, 2004, one customer accounted for 30% and another customer accounted for 11% of net sales. One customer accounted for 33% of net sales for the year ended December 31, 2003. One customer accounted for 37% of net sales for the year ended December 31, 2002. The preceding concentrations related to housewares/small appliance and absorbent product sales for 2004. For 2003 and 2002 they only pertain to housewares/small appliance sales.

The Company sources its housewares/small appliances from vendors in the Orient and as a result risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays. As a consequence, products may not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective. In addition, the Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2004, 2003 and 2002.

The Company’s defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and other DOD prime contractors. As a consequence, this segment’s future business essentially depends on the product needs and governmental funding of the DOD. During 2004 almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. The defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.

K.	ENVIRONMENTAL:

As of December 31, 1998, all remediation projects required at the Company’s Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. Based on factors known as of December 31, 2004, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible that the existing accrual could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

L.	BUSINESS ACQUISITIONS:

On July 31, 2003, the Company finalized the acquisition of Spectra Technologies LLC of East Camden, Arkansas. Spectra is a start-up company engaged in the manufacture, distribution, and delivery of munitions and ordnance-related products. Payment of the purchase price will be made in the form of a cumulative earn-out over a period of time commencing as of the closing and ending on December 31, 2007. The earn-out will be 40% of the first $6.4 million of net income of Spectra and 20% of net income in excess of $6.4 million. Earn-out payments of $330,000 were earned in 2004 and included in Selling and General Expense.

On October 6, 2003, the Company purchased the assets of NCN Hygienic Products, Inc., a Marietta, Georgia, manufacturer of adult incontinence products and training pads for pets. The acquisition was accounted for as a purchase with all assets recorded at fair market value. The excess of the purchase price over the net tangible assets has been recorded as goodwill and is included as part of the Company’s absorbent products segment. Based upon the purchase price and fair value of the assets acquired, the following represents the allocation of the aggregate purchase price to the acquired net assets of NCN Hygienic Products, Inc.

(in thousands)
Receivables	$435
Inventory	1,455
Fixed assets	6,180
Goodwill	2,150

Total purchase price	$10,220

An earn-out amount of $1,250,000 will be paid as a result of 2004 earnings and was added to goodwill at December 31, 2004. An additional earn-out amount of up to $1,250,000 will be paid based upon certain earnings targets through December 31, 2005.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of NCN Hygienic, Inc. has occurred as of January 1, 2002:

	(in thousands, except per share data)
	Year ended December 31,

	2003	2002

Net revenues	$134,160	$134,880
Net income	15,743	8,965
Net income per share:
Basic	$2.31	$1.31
Diluted	2.31	1.31
Weighted average shares outstanding:
Basic	6,820	6,839
Diluted	6,821	6,840

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of January 1, 2002, nor are they necessarily indicative of the results that may occur in the future.

M.	PLANT CLOSING:

In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and donated the facility to the Otero County Economic Development Council during the fourth quarter of 2004. The Company effectively closed its Jackson, Mississippi plant during the fourth quarter of 2002 and has modified this plant to serve as a warehousing and shipping facility.

As a result of the Company’s transition from U.S. plant production to Orient sourcing, the Company recorded charges in 2004, 2003 and 2002, which are summarized in the table below.

	Employee Termination Benefits	Inventory Writedown	Other Exit Cost	Total

January 1, 2002	$637,000	$880,000	$519,000	$2,036,000
Additions in 2002	4,654,000	—	—	4,654,000
Charges in 2002	(2,156,000)	(1,445,000)	(299,000)	(3,900,000)
Changes in estimates	(987,000)	565,000	301,000	(121,000)

Balance December 31, 2002	2,148,000	—	521,000	2,669,000

Additions in 2003	81,000	322,000	1,233,000	1,636,000
Charges in 2003	(1,393,000)	(322,000)	(1,069,000)	(2,784,000)

Balance December 31, 2003	836,000	—	685,000	1,521,000

Charges in 2004	(464,000)	—	(494,000)	(958,000)
Changes in estimates	98,000	—	(131,000)	(33,000)

Balance December 31, 2004	$470,000	—	$60,000	$530,000

A change in estimates was recorded during the fourth quarter of 2004, increasing the employee termination benefit accrual and decreasing other exit costs. The estimated changes were primarily due to higher than expected health care costs associated with employee termination benefits offset by lower than expected costs associated with the shutdown activities. The remaining employee termination benefits are for health care costs for workers who accepted early retirement at the time of the plant closing and will be extinguished over, approximately, the next three years.

During the fourth quarter of 2003, the Company recorded a charge of $1,834,000 which included $81,000 for health care costs associated with early retirement, $322,000 for write-off of raw material, $1,233,000 for other exit costs, and $198,000 additional impairment of machinery and equipment. The additions to the plant closing accrual were primarily due to lower than expected inventory liquidation proceeds and higher than expected costs associated with the shutdown of the Jackson, Mississippi, manufacturing facility and disposition efforts associated with the Alamogordo, New Mexico, manufacturing facility.

During the first quarter of 2002, the Company recorded a charge of $3,953,000 related to involuntary termination benefits. In the fourth quarter of 2002, the Company recorded an additional charge of $701,000 associated with additional employees identified by the Company for early retirement and termination as a result of plant closing activities. The total plant closing charge for 2002 was $.42 per share, net of tax, and amounted to $4,585,000, of which $565,000 related to the write-down of inventory which was recorded in cost of sales and $52,000 of additional machinery and equipment impairment. A change in estimates was recorded in the fourth quarter of 2002, decreasing the employee termination benefit accrual and increasing the inventory write-down and other exit cost accruals. The estimated changes were primarily due to lower than expected health care costs associated with employee termination benefits and higher than expected costs associated with the shutdown of U.S. plant manufacturing activities.

The total outsourcing of all Company housewares/small appliance product manufacturing resulted in the creation of a new LIFO inventory category for the outsourced products. The previous LIFO inventory reserve of approximately $11,000,000 (Manufactured LIFO Reserve), which was associated with the manufactured housewares/small appliance inventories prior to plant closings, has been realized as this inventory category was sold. During 2004, 2003 and 2002, the Company recognized approximately $700,000, $5,000,000 and $5,300,000 (or $.06, $.46 and $.48 per share, net of tax) reduction in cost of goods sold resulting from the liquidation of the Manufactured LIFO Reserve.

N.	BUSINESS SEGMENTS:

The Company operates in three business segments. The Company identifies its segments based on the Company’s organization structure, which is primarily by principal products. The principal product groups are housewares/small appliances, defense products, and absorbent products.

The housewares/small appliances segment designs, markets and distributes housewares and small appliances. These products are sold directly to retail outlets throughout the United States and also through independent distributors. As more fully described in Note M, the Company has exited U.S. manufacturing during 2001 and 2002 and now primarily sources its housewares/small appliance products from nonaffiliated companies located in the Orient.

The defense segment was started in February 2001 with the acquisition of AMTEC Corporation which manufactures precision mechanical and electro-mechanical assemblies for the U.S. government and prime contractors. AMTEC’s manufacturing plant is located in Janesville, Wisconsin. During 2003, this segment was expanded with the acquisition of Spectra Technologies LLC of East Camden, Arkansas. This facility performs Load, Assemble and Pack (LAP) operations on ordnance-related products for the U.S. government and prime contractors.

The absorbent products segment was started on November 19, 2001, with the acquisition of certain assets from RMED International, Inc. Following this acquisition, Presto Absorbent Products, Inc. was formed. This company manufactures diapers and starting in 2004, adult incontinence products at the Company’s facilities in Eau Claire, Wisconsin. The products are sold to retail outlets, distributors, and other absorbent product manufacturers. During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia, manufacturer of adult incontinence products and training pads for pets.

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

	(In Thousands)

	Housewares / Small Appliances		Defense Products		Absorbent Products		Total

Year ended December 31, 2004
External net sales	$106,160		$24,535		$28,261		$158,956
Gross profit	30,649		7,867		1,550		40,066
Operating profit	13,181	(5)	4,710		1,230		19,121
Total assets	236,821		24,972		44,035		305,828
Depreciation and amortization	1,233		216		1,861		3,310
Capital expenditures	3,920		1,756		22,512		28,188

Year ended December 31, 2003
External net sales	$104,246		$9,996	(2)	$11,502	(3)	$125,744
Gross profit	33,619		3,126		716		37,461
Operating profit	16,554	(1)(4)(5)	1,595		700		18,849
Total assets	275,004		13,828		12,561		301,393
Depreciation and amortization	1,164		142		1,047		2,353
Capital expenditures	934		1,389		580		2,903

Year ended December 31, 2002
External net sales	$107,087		$9,290		$8,407		$124,784
Gross profit	24,899		2,966		431		28,296
Operating profit (loss)	4,601	(1)(4)(5)	1,925		(131)		6,395
Total assets	270,042		11,899		8,053		289,994
Depreciation and amortization	954		153		827		1,934
Capital expenditures	1,425		1,771		212		3,408

(1)	The operating profit in small appliances is after recording a charge for plant closing costs of $1,834,000 in 2003 and $4,585,000 in 2002 which is more fully described in Note M.

(2)	Net sales in 2003 include five months sales of $250,000 related to the acquisition of Spectra Technologies LLC described in Note L.

(3)	Net sales in 2003 include three months sales of $2,900,000 related to the acquisition of the assets from NCN Hygienic Products, Inc. described in Note L.

(4)	The Company’s Manufacturing LIFO Reserve recognized $700,000 in 2004, $5,000,000 in 2003 and $5,300,000 in 2002 which is more fully described in Note M.

(5)	The operating profit is after recording pension charges of $3,528,000 in 2004, $1,317,000 in 2003, and $1,677,000 in 2002 which is more fully described in Note G.

O.	OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities under noncancelable operating leases. Rent expense was approximately $737,000 and $321,000 for the years ended December 31, 2004 and 2003. Future minimum annual rental commitments are as follows:

Years ending December 31:

2005	$701,000
2006	422,000
2007	185,000
2008	185,000
2009	90,000
Thereafter	976,000

$2,559,000

P.	INTERIM FINANCIAL INFORMATION (UNAUDITED):

        The following represents unaudited financial information for 2004 and 2003:

	(In Thousands)

Quarter	Net Sales	Gross Profit	Net Earnings	Earnings Per Share

2004
First	$25,914	$4,461	$1,495	$0.22
Second	24,789	4,323	1,393	0.20
Third	38,798	9,873	1,989	0.29
Fourth	69,455	21,409	10,564	1.55

Total	$158,956	$40,066	$15,441	$2.26

2003
First	$20,965	$5,138	$2,053	$0.30
Second	20,892	4,743	1,918	0.28
Third	25,363	7,384	2,078	0.30
Fourth	58,524	20,196	9,428	1.39

Total	$125,744	$37,461	$15,477	$2.27

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the housewares/small appliance segment. This segment builds inventory during the second and third quarters to meet the sales demands of the fourth quarter. The other segments are non-seasonal.

During the fourth quarter of 2003, the Company recorded plant closing costs and changes in estimates related to plant closing activities of $1,834,000 and a reduction in costs of goods sold of $1,796,000 resulting from the sale of products accounted for under the LIFO method which had been manufactured in the Company’s U.S. manufacturing plants which were closed in 2002. (See Note M)

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
National Presto Industries, Inc.

        We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries (a Wisconsin Corporation) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II – valuation and qualifying accounts and reserves of National Presto Industries, Inc. and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Presto Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2005 expressed an unqualified opinion on the effectiveness of National Presto Industries, Inc. and subsidiaries’ internal control over financial reporting.

/S/   Grant Thornton LLP
Minneapolis, Minnesota
March 10, 2005

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

	(In Thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Additions (A)	Deductions (B)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:

Year ended December 31, 2004	$480	$(575)	$(575)	$480

Year ended December 31, 2003	$480	$(239)	$(239)	$480

Year ended December 31, 2002	$480	$113	$113	$480

Notes:

    (A)   Amounts charged (credited) to selling and general expenses

    (B)   Principally bad debts written off, net of recoveries