Form 10-Q
period 2005-04-03
NATIONAL PRESTO INDUSTRIES INC
filed 2005-05-10
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 3, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number   1-2451

NATIONAL PRESTO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	715-839-2121

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

There were 6,826,292 shares of the Issuer’s Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 3, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands)

	2005		2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$94,076		$104,724

Marketable securities		70,569		76,096

Accounts receivable, net		23,127		33,561

Inventories:
Finished goods	$22,267		$17,632

Work in process	9,425		8,798

Raw materials	6,670	38,362	7,697	34,127

Other current assets		9,399		8,991

Total current assets		235,533		257,499

PROPERTY, PLANT AND EQUIPMENT	58,779		54,752

Less allowance for depreciation	14,576	44,203	13,527	41,225

OTHER ASSETS		7,104		7,104

		$286,840		$305,828

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 3, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands)

	2005		2004
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$14,165		$18,439

Federal and state income taxes		2,159		5,804

Accrued liabilities		23,599		24,484

Total current liabilities		39,923		48,727

DEFERRED INCOME TAXES		1,626		1,626
COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,084		1,050

Retained earnings	255,852		265,970

Accumulated other comprehensive income (loss)	(96)		93

	264,281		274,554

Treasury stock, at cost	18,990		19,079

Total stockholders' equity		245,291		255,475

		$286,840		$305,828

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended April 3, 2005 and April 4, 2004
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	2005	2004

Net sales	$35,359	$25,914

Cost of sales	30,219	21,453

Gross profit	5,140	4,461

Selling and general expenses	4,859	3,617

Operating profit	281	844

Other income, principally interest	1,169	1,124

Earnings before provision for income taxes	1,450	1,968

Income tax provision	174	473

Net earnings	$1,276	$1,495

Weighted average shares outstanding:
Basic	6,823	6,818

Diluted	6,825	6,819

Net earnings per share:
Basic	$0.19	$0.22

Diluted	$0.19	$0.22

Cash dividends declared and paid per common share	$1.67	$1.17

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 3, 2005 and April 4, 2004
(Unaudited)
(Dollars in thousands)

	2005	2004

Cash flows from operating activities:
Net earnings	$1,276	$1,495
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for depreciation	1,051	838
Deferred Taxes	—	(68)
Other	141	111
Changes in:
Accounts receivable	10,434	14,021
Inventories	(4,235)	(581)
Other current assets	(307)	(232)
Accounts payable and accrued liabilities	(5,159)	(11,108)
Federal and state income taxes	(3,645)	(2,883)

Net cash provided by (used in) operating activities	(444)	1,593

Cash flows from investing activities:
Marketable securities purchased	(9,859)	(10,169)
Marketable securities - maturities and sales	15,096	11,112
Acquisition of property, plant and equipment	(4,039)	(4,496)
Sale of property, plant and equipment	10	—

Net cash provided by (used in) investing activities	1,208	(3,553)

Cash flows from financing activities:
Dividends paid	(11,394)	(7,977)
Purchase of treasury stock	(18)	(10)

Net cash used in financing activities	(11,412)	(7,987)

Net decrease in cash and cash equivalents	(10,648)	(9,947)
Cash and cash equivalents at beginning of period	104,724	143,765

Cash and cash equivalents at end of period	$94,076	$133,818

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – EARNINGS PER SHARE

The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

NOTE B – BUSINESS SEGMENTS

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended April 3, 2005
External net sales	$18,835	$7,887	$8,637	$35,359
Gross profit (loss)	3,767	1,968	(595)	5,140
Operating profit (loss)	70	1,002	(791)	281
Total assets	216,692	23,551	46,597	286,840
Depreciation	294	67	690	1,051
Capital expenditures	191	109	3,739	4,039

Quarter ended April 4, 2004
External net sales	$17,300	$1,922	$6,692	$25,914
Gross profit	3,481	308	672	4,461
Operating profit (loss)	373	(138)	609	844
Total assets	246,224	14,411	20,258	280,893
Depreciation	304	48	486	838
Capital expenditures	474	229	3,793	4,496

NOTE C – PRODUCT WARRANTY

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

The following table shows the changes in product warranty liability for the period:

	2005	2004
Beginning balance January 1	$1,698	$2,115
Accruals during the period	529	549
Charges / payments made
under the warranties	(731)	(910)

Balance end of period	$1,496	$1,754

NOTE D – PENSION PLAN

During the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan and provide enhancements to its 401(k) plan. As a result, the plan was amended effective December 31, 2003, to freeze benefit accruals. The amendment eliminated the accrual of future defined benefits for all employees. A $3,528,000 settlement charge was recorded in the last half of 2004 when final distributions from the plan were made or annuities purchased in exchange for participants’ rights to receive benefits under the plan.

Components of net periodic pension cost for the three months ended April 3, 2005 and April 4, 2004 are as follows:

	Three Months
	2005	2004
Service cost	$—	$12,000
Interest cost	—	128,000
Expected return on assets	—	(123,000)
Net loss amortization	—	25,000

	$—	$42,000

	Weighted-average assumptions used to determine benefit obligation for the years ended December 31:
	2005	2004
Discount rate	N/A	6.00%
Expected return on plan assets	N/A	6.50%

NOTE E – PLANT CLOSING

In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and donated the facility to the Otero County Economic Development Council during the fourth quarter of 2004. The Company effectively closed its Jackson, Mississippi, plant during the fourth quarter of 2002 and has modified this plant to serve as a warehousing and shipping facility.

The following table summarizes the plant closing accrual activities for the periods presented:

	Employee Termination Benefits	Other Exit Costs	Total
Balance January 1, 2005	$470,000	$60,000	$530,000
Charges in 2005	(18,000)	(60,000)	(78,000)

Balance April 3, 2005	$452,000	$—	$452,000

Balance January 1, 2004	$836,000	$685,000	$1,521,000
Charges in 2004	(182,000)	(152,000)	(334,000)

Balance April 4, 2004	$654,000	$533,000	$1,187,000

The remaining employee termination benefits are for health care costs for workers who accepted early retirement at the time of the plant closing and will be extinguished over approximately the next three years.

The total outsourcing of all Company housewares/small appliance product manufacturing resulted in the creation of a new LIFO inventory category for the outsourced products. During the first quarter of 2004, the Company recognized a $348,000 (or $.03 per share, net of tax) partial liquidation of the Manufactured LIFO Reserve. The remaining Manufactured LIFO Reserve of $339,000 was liquidated during the last three quarters of 2004.

NOTE F – COMMITMENTS AND CONTINGENCIES

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

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME

The ($96,000) of accumulated comprehensive income (loss) at April 3, 2005, reflects the unrealized loss, net of tax, of available-for-sale marketable security investments. Total comprehensive income was $1,087,000 and $1,367,000 for the three month periods ended April 3, 2005 and April 4, 2004, respectively.

NOTE H – ADOPTION OF NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS 151, “Inventory Costs”. The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company’s existing policies with regard to inventory accounting are consistent with the provisions of SFAS 151 and the adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for annual periods beginning after June 15, 2005. The Company will adopt this standard January 1, 2006 and it is not expected to have a material impact on our operating results.

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

NOTE I – INCOME TAXES

On October 22, 2004, Congress passed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. It is not currently possible to predict what impact this act will have on future earnings until final implementation guidance is issued.

NOTE J – RECLASSIFICATIONS

Certain reclassifications have been made to the prior period’s financial statements to conform with the 2005 financial statement presentation. These reclassifications did not affect net earnings or stockholders’ equity as previously reported.

The foregoing information for the periods ended April 3, 2005, and April 4, 2004, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2004, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2004 Annual Report. Interim results for the period are not indicative of those for the year.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2004 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held October 19, 2004, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping; cut backs by the US government in defense spending, and the efficient start-up and utilization of capital equipment investments. Additional information concerning those and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

Comparison First Quarter 2005 and 2004

        Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended April 3, 2005 and April 4, 2004.

        On a consolidated basis, sales were up by $9,445,000 (36%), gross margins by $679,000 (15%), selling and general expense by $1,242,000 (34%), and other income, principally interest by $45,000 (4%). Earnings before the provision for income taxes decreased by $518,000 (26%), as did net earnings by $219,000 (15%). Details concerning these changes can be found in the comments by segment found below.

        Housewares/small appliance net sales increased $1,535,000 from $17,300,000 to $18,835,000, or 9%. Approximately 50% of the increase derived from sales of new products, with the balance reflecting an increase in units shipped. Defense net sales increased by $5,965,000 from $1,922,000 to $7,887,000, or 310%, primarily reflecting a unit volume increase stemming from partial fulfillment of an augmented backlog. Absorbent products net sales increased by $1,945,000 from $6,692,000 to $8,637,000, or 29%, primarily reflecting increased sales from the adult incontinence product line.

        Housewares/small appliance gross profit for 2005 increased $286,000 from $3,481,000 to $3,767,000, remaining at a constant 20% as a percentage of sales. Defense gross profits increased $1,660,000 from $308,000 (16% of sales) from the prior year’s quarter to $1,968,000 (25% of sales). The increase reflected the increased sales referenced above. Absorbent products gross profit dropped $1,267,000 to a negative $595,000. Although the bulk of the decline stemmed from cost inefficiencies primarily of a startup/learning curve nature related to the installation of new state-of-the-art machinery, approximately 35% resulted from the effect of increased raw material costs.

        The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures. Housewares/small appliance selling and general expenses increased $589,000, largely attributable to increases in the aforementioned accrual. Defense segment selling and general expenses increased by $520,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels. Absorbent segment selling and general expenses increased by $133,000, reflecting an increase in administrative costs related to the expansion of the segment.

        The above items were responsible for the change in operating profit.

        Other income was essentially flat, increasing $45,000 or 4%. Increased yields on reduced dollars invested (as a result of the use of funds for expansion in the defense and absorbent products segments) boosted interest income by $200,000. That sum was almost entirely offset by a reduction in miscellaneous income, chiefly pertaining to a decline in rental income from the Eau Claire facility, which has largely been converted to the production of absorbent products.

        Earnings before provision for income taxes decreased $518,000 from $1,968,000 to $1,450,000. The provision for income taxes decreased from $473,000 to $174,000, which resulted in an effective income tax rate decrease from 24% to 12% as a result of decreased earnings subject to tax. Net earnings decreased $219,000 from $1,495,000 to $1,276,000, or 15%.

Liquidity and Capital Resources

        Cash used in operating activities was $444,000 during the first quarter of 2005, as compared to $1,593,000 provided during the first quarter of 2004. The principal factors behind the decrease can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows.

        Net cash flows from Investing activities during the first quarter of 2005 increased by $4,761,000 over the prior period largely as a result of timing – more instruments matured and were reinvested in cash equivalents during the review quarter than in the prior year’s quarter.

        Cash flows from financing activities for the first quarter of 2005 and 2004 primarily differed as a result of the $.50 per share increase in the extra dividend paid during those periods.

        Working capital decreased by $13,162,000 to $195,610,000 at April 3, 2005. The Company’s current ratio was 5.9 to 1.0 at April 3, 2005, compared to 5.3 to 1.0 at December 31, 2004.

        As of April 3, 2005, there were approximately $6,000,000 of open equipment purchase commitments to expand the product line in its absorbent products segment. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

        The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

        The Company may have additional plant closing costs but is not aware of any such costs. However, plant closing activities of this nature are unique and infrequent for the Company; therefore, these activities possess inherent risk that errors in the estimation process could occur. Subject to the foregoing estimation risk, no major plant closing related expenses are expected in 2005.

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

Insurance:   The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs. The Company insures for product liability claims and retains a self-insured retention insurance accrual in the Company’s financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition.

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

        The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2005, 2004, and 2003.

ITEM 4.   CONTROLS AND PROCEDURES

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

        There have been no changes in internal controls over financial reporting during the fiscal quarter ended April 3, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

        See Note E in the Notes to Consolidated Financial Statements set forth under Part I – Item 1 above.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        There were no purchases or sales of securities during the quarter ended April 3, 2005.

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
(b) Reports on Form 8-K:
On February 8, 2005, the registrant filed a current report under item 9.01 to furnish its earnings press release issued on Februrary 4, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: May 9, 2005	/s/ M. J. Cohen

M. J. Cohen, Chair of the Board, Chief Executive Officer and President (Principal executive officer)

Date: May 9, 2005	/s/ R. F. Lieble

R. F. Lieble, Vice President and Treasurer/Chief Financial Officer (Principal accounting officer)

National Presto Industries, Inc.
Exhibit Index

Exhibit Number	Exhibit Description

11	Computation of Earnings per Share

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarvanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002