Form 10-Q
period 2005-07-03
NATIONAL PRESTO INDUSTRIES INC
filed 2005-08-11
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 3, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	715-839-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes __X__   No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes __X__   No _____

There were 6,826,215 shares of the Issuer’s Common Stock outstanding as of the close of the period covered by this report.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 3, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands)

	2005		2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$88,151		$104,724

Marketable securities		68,691		76,096

Accounts receivable, net		20,236		33,561

Inventories:
Finished goods	$34,999		$17,632

Work in process	8,428		8,798

Raw materials	6,620	50,047	7,697	34,127

Other current assets		9,347		8,991

Total current assets		236,472		257,499

PROPERTY, PLANT AND EQUIPMENT	59,965		54,752

Less allowance for depreciation	15,621	44,344	13,527	41,225

OTHER ASSETS		7,104		7,104

		$287,920		$305,828

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 3, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands)

	2005		2004
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$14,041		$18,439

Federal and state income taxes		1,550		5,804

Accrued liabilities		23,820		24,484

Total current liabilities		39,411		48,727

DEFERRED INCOME TAXES		1,626		1,626
COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,099		1,050

Retained earnings	257,427		265,970

Accumulated other comprehensive income (loss)	(79)		93

	265,888		274,554

Treasury stock, at cost	19,005		19,079

Total stockholders’ equity		246,883		255,475

		$287,920		$305,828

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months Ended July 3, 2005 and July 4, 2004
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net sales	$34,669	$24,789	$70,028	$50,703

Cost of sales	29,738	20,466	59,957	41,919

Gross profit	4,931	4,323	10,071	8,784

Selling and general expenses	4,218	3,547	9,077	7,164

Operating profit	713	776	994	1,620

Other income, principally interest	1,176	986	2,345	2,110

Earnings before provision for income taxes	1,889	1,762	3,339	3,730

Income tax provision	315	369	489	842

Net earnings	$1,574	$1,393	$2,850	$2,888

Weighted average shares outstanding:
Basic	6,826	6,821	6,824	6,820

Diluted	6,828	6,822	6,826	6,821

Net earnings per share:
Basic	$0.23	$0.20	$0.42	$0.42

Diluted	$0.23	$0.20	$0.42	$0.42

Cash dividends declared and paid per common share	$—	$—	$1.67	$1.17

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 3, 2005 and July 4, 2004
(Unaudited)
(Dollars in thousands)

	2005	2004
Cash flows from operating activities:
Net earnings	$2,850	$2,888
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for depreciation	2,097	1,679
Deferred Taxes	—	(255)
Other	193	146
Changes in:
Accounts receivable	13,325	14,686
Inventories	(15,920)	(10,606)
Other current assets	(264)	(212)
Accounts payable and accrued liabilities	(5,062)	(9,720)
Federal and state income taxes	(4,254)	(3,169)

Net cash used in operating activities	(7,035)	(4,563)

Cash flows from investing activities:
Marketable securities purchased	(13,038)	(26,824)
Marketable securities - maturities and sales	20,179	18,893
Acquisition of property, plant and equipment	(5,226)	(13,339)
Acquisition of business	—	(150)
Sale of property, plant and equipment	10	—

Net cash provided by (used in) investing activities	1,925	(21,420)

Cash flows from financing activities:
Dividends paid	(11,394)	(7,977)
Purchase of treasury stock	(69)	(14)

Net cash used in financing activities	(11,463)	(7,991)

Net decrease in cash and cash equivalents	(16,573)	(33,974)
Cash and cash equivalents at beginning of period	104,724	143,765

Cash and cash equivalents at end of period	$88,151	$109,791

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended July 3, 2005
External net sales	$16,521	$8,963	$9,185	$34,669
Gross profit (loss)	3,478	1,950	(497)	4,931
Operating profit (loss)	243	1,180	(710)	713
Total assets	217,802	22,965	47,153	287,920
Depreciation	279	76	691	1,046
Capital expenditures	138	391	658	1,187

Quarter ended July 4, 2004
External net sales	$15,310	$3,271	$6,208	$24,789
Gross profit	3,268	614	441	4,323
Operating profit	277	111	388	776
Total assets	247,929	14,885	20,258	283,072
Depreciation	344	52	445	841
Capital expenditures	2,028	371	6,444	8,843

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Six Months ended July 3, 2005
External net sales	$35,356	$16,850	$17,822	$70,028
Gross profit (loss)	7,245	3,918	(1,092)	10,071
Operating profit (loss)	313	2,182	(1,501)	994
Total assets	217,802	22,965	47,153	287,920
Depreciation	573	143	1,381	2,097
Capital expenditures	329	500	4,397	5,226

Six Months ended July 4, 2004
External net sales	$32,610	$5,193	$12,900	$50,703
Gross profit	6,749	922	1,113	8,784
Operating profit (loss)	650	(27)	997	1,620
Total assets	247,929	14,885	20,258	283,072
Depreciation	648	100	931	1,679
Capital expenditures	2,502	600	10,237	13,339

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

The following table shows the changes in product warranty liability for the period:

	(in thousands)
	2005	2004
Beginning balance January 1	$1,698	$2,115
Accruals during the period	982	994
Charges / payments made
under the warranties	(1,308)	(1,151)

Balance end of period	$1,372	$1,958

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

Components of net periodic pension cost for the three and six months ended July 3, 2005 and July 4, 2004 are as follows:

	(in thousands)
	Three Months		Six Months
	2005	2004	2005	2004
Service cost	$—	$12	$—	$24
Interest cost	—	128	—	256
Expected return on assets	—	(123)	—	(246)
Net loss amortization	—	25	—	50

	$—	$42	$—	$84

		Weighted-average assumptions used to determine benefit obligation for the years ended December 31:
		2005	2004
Discount rate		N/A	6.00%
Expected return on plan assets		N/A	6.50%

NOTE E – PLANT CLOSING

In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing housewares/small appliances in its U.S. plants, close those facilities, and purchase most products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and donated the facility to the Otero County Economic Development Council during the fourth quarter of 2004. The Company effectively closed its Jackson, Mississippi, plant during the fourth quarter of 2002 and has modified this plant to serve as a warehousing and shipping facility.

The following table summarizes the plant closing accrual activities for the periods presented:

	(in thousands)
	Employee Termination Benefits	Other Exit Costs	Total
Balance January 1, 2005	$470	$60	$530
Charges in 2005	(53)	(60)	(113)

Balance July 3, 2005	$417	$—	$417

Balance January 1, 2004	$836	$685	$1,521
Charges in 2004	(320)	(334)	(654)

Balance July 4, 2004	$516	$351	$867

The remaining employee termination benefits are for health care costs for workers who accepted early retirement at the time of the plant closing and will be extinguished over approximately the next three years.

The total outsourcing of all Company housewares/small appliance product manufacturing resulted in the creation of a new LIFO inventory category for the outsourced products. During the three and six months ended July 4, 2004, the Company recognized a $113,000 and $329,000 (or $.02 and $.05 per share), net of tax, respectively, partial liquidation of the Manufactured LIFO Reserve. The remaining Manufactured LIFO Reserve of $157,000 was liquidated during the last two quarters of 2004.

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

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $79,000 of accumulated comprehensive loss at July 3, 2005, reflects the unrealized loss, net of tax, of available-for-sale marketable security investments. Total comprehensive income was $1,591,000 and $1,046,000 for the three month periods ended July 3, 2005 and July 4, 2004, respectively, and $2,678,000 and $2,413,000 for the six months ended July 3, 2005 and July 4, 2004, respectively.

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

The foregoing information for the periods ended July 3, 2005, and July 4, 2004, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2004, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2004 Annual Report. Interim results for the period are not indicative of those for the year.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2004 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held October 19, 2004, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping; cut backs by the US government in defense spending, and the efficient start-up and utilization of capital equipment investments. Additional information concerning those and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Comparison Second Quarter 2005 and 2004

        Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended July 3, 2005 and July 4, 2004.

        On a consolidated basis, sales increased by $9,880,000 (40%), gross margins increased by $608,000 (14%), selling and general expense increased by $671,000 (19%), and other income, principally interest, increased by $190,000 (19%). Earnings before the provision for income taxes increased by $127,000 (7%), as did net earnings by $181,000 (13%). Details concerning these changes can be found in the comments by segment found below.

        Housewares/small appliance net sales increased $1,211,000 from $15,310,000 to $16,521,000, or 8%, as a result of an increase in units shipped, resulting primarily from new product introductions. Defense net sales increased by $5,692,000 from $3,271,000 to $8,963,000, or 174%, primarily reflecting a unit volume increase stemming from partial fulfillment of an augmented backlog. Absorbent products net sales increased by $2,977,000 from $6,208,000 to $9,185,000, or 48%, primarily reflecting increased sales from unit shipments.

        Housewares/small appliance gross profits for 2005 were relatively flat, increasing $210,000 from $3,268,000 to $3,478,000 (21% of sales). Defense gross profits increased $1,336,000 from $614,000 (19% of sales) from the prior year’s quarter to $1,950,000 (22% of sales). The increase reflected the increased sales referenced above. Absorbent products gross profit dropped $938,000 to a negative $497,000. The decline stemmed from the combination of two factors which had an approximately comparable impact on margins: increased raw material costs and cost inefficiencies primarily of a startup/learning curve nature related to the installation of new state-of-the-art machinery.

        The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures. Housewares/small appliance selling and general expenses increased $244,000, largely attributable to increases in the aforementioned accrual. Defense segment selling and general expenses increased by $267,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels. Absorbent segment selling and general expenses increased by $160,000, reflecting an increase in administrative costs related to the expansion of the segment.

        The above items were responsible for the change in operating profit.

        Other income increased $190,000 or 19% as a result of higher interest income of $276,000, resulting from increased yields on reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments). The increase was offset in part primarily by reduced outside rental income of the Eau Claire facility, which has largely been converted to the production of absorbent products.

        Earnings before provision for income taxes increased $127,000 from $1,762,000 to $1,889,000. The provision for income taxes decreased from $369,000 to $315,000, which resulted in an effective income tax rate decrease from 21% to 17% as a result of decreased earnings subject to tax. Net earnings increased $181,000 from $1,393,000 to $1,574,000, or 13%.

Comparison of First Six Months 2005 and 2004

        Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Six Months ended July 3, 2005 and July 4, 2004.

        On a consolidated basis, sales increased by $19,325,000 (38%), gross margins increased by $1,287,000 (15%), selling and general expense increased by $1,913,000 (27%), and other income, principally interest, increased by $235,000 (11%). Earnings before the provision for income taxes decreased by $391,000 (10%), as did net earnings by $38,000 (1%). Details concerning these changes can be found in the comments by segment found below.

        Housewares/small appliance net sales increased $2,746,000 from $32,610,000 to $35,356,000, or 8%, as a result of an increase in units shipped, resulting primarily from new product introductions. Defense net sales increased by $11,657,000 from $5,193,000 to $16,850,000, or 225%, primarily reflecting a unit volume increase stemming from partial fulfillment of an augmented backlog. Absorbent products net sales increased by $4,922,000 from $12,900,000 to $17,822,000, or 38%, primarily reflecting increased sales from unit shipments.

        Housewares/small appliance gross profits for 2005 were relatively flat, increasing $496,000 from $6,749,000 to $7,245,000 (21% of sales). Defense gross profits increased $2,996,000 from $922,000 (18% of sales) from the prior year’s quarter to $3,918,000 (23% of sales). The increase reflected the increased sales referenced above. Absorbent products gross profit dropped $2,205,000 to a negative $1,092,000. The decline stemmed from the combination of two factors which had an approximately comparable impact on margins: increased raw material costs and cost inefficiencies primarily of a startup/learning curve nature related to the installation of new state-of-the-art machinery.

        The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months. Readers are also directed to Note E, Plant Closing for a comparison of the first six months. Housewares/small appliance selling and general expenses increased $833,000, largely attributable to increases in the aforementioned accrual. Defense segment selling and general expenses increased by $787,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels. Absorbent segment selling and general expenses increased by $293,000, reflecting an increase in administrative costs related to the expansion of the segment.

        The above items were responsible for the change in operating profit.

        Other income increased $235,000 or 11% as a result of higher interest income of $477,000 resulting from increased yields on reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments). The increase was offset in part primarily by reduced outside rental income of the Eau Claire facility, which has largely been converted to the production of absorbent products.

        Earnings before provision for income taxes decreased $391,000 from $3,730,000 to $3,339,000. The provision for income taxes decreased from $842,000 to $489,000, which resulted in an effective income tax rate decrease from 23% to 15% as a result of decreased earnings subject to tax. Net earnings decreased $38,000 from $2,888,000 to $2,850,000, or 1%.

Liquidity and Capital Resources

        Cash used in operating activities was $7,035,000 during the six months of 2005, as compared to $4,563,000 used during the first six months of 2004. The principal factors behind the increase in cash used can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows.

        Net cash flows from Investing activities during the first six months of 2005 increased by $23,345,000 over the prior period. The increase is attributable to two factors. First, more instruments matured and were placed in cash equivalents during the review period than in the prior year’s period, and second, payments for fixed asset additions were higher during the first six months of 2004 than in the comparable 2005 period, reflecting the timing of payments for the equipment for the absorbent product expansion and the modification of the Jackson, Mississippi plant to a warehousing and shipping facility.

        Cash flows from financing activities for the first six months of 2005 and 2004 primarily differed as a result of the $.50 per share increase in the extra dividend paid during those periods.

        Working capital decreased by $11,711,000 to $197,061,000 at July 3, 2005. The Company’s current ratio was 6.0 to 1.0 at July 3, 2005, compared to 5.3 to 1.0 at December 31, 2004.

        As of July 3, 2005, there were approximately $5,600,000 of open equipment purchase commitments to expand the product line in its absorbent products segment. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

        The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2005, 2004, and 2003. The impact of the revaluation of the Chinese yuan is not known at this point in time; however, the revaluation could result in a cost increase on future product purchases.

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

        There have been no changes in internal controls over financial reporting during the fiscal quarter ended July 3, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note E in the Notes to Consolidated Financial Statements set forth under Part I — Item 1 above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases or sales of securities during the quarter ended July 3, 2005.

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

NATIONAL PRESTO INDUSTRIES, INC.

Date: August 9, 2005	/s/ M. J. Cohen

M. J. Cohen, Chair of the Board, Chief Executive Officer and President (Principal executive officer)

Date: August 9, 2005	/s/ R. F. Lieble

R. F. Lieble, Vice President and Treasurer/Chief Financial Officer (Principal accounting officer)

National Presto Industries, Inc.
Exhibit Index

Exhibit Number	Exhibit Description

11	Computation of Earnings per Share

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarvanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002