Form 10-Q
period 2005-10-02
NATIONAL PRESTO INDUSTRIES INC
filed 2005-11-14
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

        (MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 2, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission File Number: 1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3925 NORTH HASTINGS WAY EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

715-839-2121
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        There were 6,827,420 shares of the Issuer’s Common Stock outstanding as of the close of the period covered by this report.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 2, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands)

	2005		2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$80,652		$104,724
Marketable securities		66,239		76,096
Accounts receivable, net		29,039		33,561
Inventories:
Finished goods	$40,663		$17,632
Work in process	8,139		8,798
Raw materials	6,915	55,717	7,697	34,127

Other current assets		9,348		8,991

Total current assets		240,995		257,499
PROPERTY, PLANT AND EQUIPMENT	63,559		54,752
Less allowance for depreciation	16,641	46,918	13,527	41,225

OTHER ASSETS		7,104		7,104

		$295,017		$305,828

        The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 2, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands)

	2005		2004

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$17,063		$18,439
Federal and state income taxes		2,426		5,804
Accrued liabilities		24,203		24,484

Total current liabilities		43,692		48,727
DEFERRED INCOME TAXES		1,626		1,626
COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	1,115		1,050
Retained earnings	260,084		265,970
Accumulated other comprehensive income (loss)	28		93

	268,668		274,554
Treasury stock, at cost	18,969		19,079

Total stockholders’ equity		249,699		255,475

		$295,017		$305,828

        The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months Ended October 2, 2005 and October 3, 2004
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended

	2005	2004	2005	2004

Net sales	$39,545	$38,798	$109,573	$89,502
Cost of sales	32,484	28,925	92,441	70,844

Gross profit	7,061	9,873	17,132	18,658
Selling and general expenses	4,350	4,469	13,427	11,634
Pension plan termination expense	—	3,509	—	3,509

Operating profit	2,711	1,895	3,705	3,515
Other income, principally interest	1,014	882	3,359	2,992

Earnings before provision for income taxes	3,725	2,777	7,064	6,507
Income tax provision	1,068	788	1,557	1,630

Net earnings	$2,657	$1,989	$5,507	$4,877

Weighted average shares outstanding:
Basic	6,826	6,822	6,825	6,820

Diluted	6,828	6,823	6,827	6,821

Net earnings per share:
Basic	$0.39	$0.29	$0.81	$0.72

Diluted	$0.39	$0.29	$0.81	$0.71

Cash dividends declared and paid per common share	$—	$—	$1.67	$1.17

        The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 2, 2005 and October 3, 2004
(Unaudited)
(Dollars in thousands)

	2005	2004

Cash flows from operating activities:
Net earnings	$5,507	$4,877
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	3,117	2,766
Deferred Taxes	—	1,484
Pension Charges	—	3,636
Other	248	185
Changes in:
Accounts receivable	4,522	3,029
Inventories	(21,590)	(23,365)
Other current assets	(322)	(160)
Accounts payable and accrued liabilities	(1,657)	(10,256)
Federal and state income taxes	(3,378)	(2,752)

Net cash used in operating activities	(13,553)	(20,556)

Cash flows from investing activities:
Marketable securities purchased	(30,670)	(33,432)
Marketable securities - maturities and sales	40,427	31,420
Acquisition of property, plant and equipment	(8,819)	(19,463)
Acquisition of business	—	(150)
Sale of property, plant and equipment	9	—

Net cash provided by (used in) investing activities	947	(21,625)

Cash flows from financing activities:
Dividends paid	(11,393)	(7,977)
Purchase of treasury stock	(73)	(15)

Net cash used in financing activities	(11,466)	(7,992)

Net decrease in cash and cash equivalents	(24,072)	(50,173)
Cash and cash equivalents at beginning of period	104,724	143,765

Cash and cash equivalents at end of period	$80,652	$93,592

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

	(in thousands)

	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total

Quarter ended October 2, 2005
External net sales	$22,666	$8,709	$8,170	$39,545
Gross profit (loss)	6,005	2,224	(1,168)	7,061
Operating profit (loss)	2,756	1,345	(1,390)	2,711
Total assets	221,764	24,775	48,478	295,017
Depreciation	236	77	707	1,020
Capital expenditures	197	387	3,009	3,593

Quarter ended October 3, 2004
External net sales	$25,115	$6,368	$7,315	$38,798
Gross profit	7,726	2,014	133	9,873
Operating profit	353	1,471	71	1,895
Total assets	251,361	15,503	20,247	287,111
Depreciation	584	56	447	1,087
Capital expenditures	914	696	4,514	6,124

	(in thousands)

	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total

Nine Months ended October 2, 2005
External net sales	$58,022	$25,559	$25,992	$109,573
Gross profit (loss)	13,250	6,142	(2,260)	17,132
Operating profit (loss)	3,069	3,527	(2,891)	3,705
Total assets	221,764	24,775	48,478	295,017
Depreciation	809	220	2,088	3,117
Capital expenditures	526	887	7,406	8,819

Nine Months ended October 3, 2004
External net sales	$57,726	$11,561	$20,215	$89,502
Gross profit	14,476	2,936	1,246	18,658
Operating profit	1,003	1,444	1,068	3,515
Total assets	251,361	15,503	20,247	287,111
Depreciation	1,232	156	1,378	2,766
Capital expenditures	3,416	1,296	14,751	19,463

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

The following table shows the changes in product warranty liability for the period:

	(in thousands)

	2005	2004

Beginning balance January 1	$1,698	$2,115
Accruals during the period	1,694	2,067
Charges / payments made under the warranties	(1,584)	(1,758)

Balance end of period	$1,808	$2,424

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

        Components of net periodic pension cost for the three and nine months ended October 2, 2005 and October 3, 2004 are as follows:

	(in thousands)

	Three Months		Nine Months

	2005	2004	2005	2004

Service cost	$—	$12	$—	$36
Interest cost	—	128	—	384
Expected return on assets	—	(123)	—	(369)
Net loss amortization	—	25	—	75

	$—	$42	$—	$126

	Weighted-average assumptions used to determine benefit obligation for the years ended December 31:

	2005	2004

Discount rate	N/A	6.00%
Expected return on plan assets	N/A	6.50%

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

The following table summarizes the plant closing accrual activities for the periods presented:

	(in thousands)

	Employee Termination Benefits	Other Exit Costs	Total

Balance January 1, 2005	$470	$60	$530
Charges in 2005	(67)	(60)	(127)

Balance October 2, 2005	$403	$—	$403

Balance January 1, 2004	$836	$685	$1,521
Charges in 2004	(360)	(389)	(749)

Balance October 3, 2004	$476	$296	$772

The remaining employee termination benefits are for health care costs for workers who accepted early retirement at the time of the plant closing and will be extinguished over approximately the next three years.

The total outsourcing of all Company housewares/small appliance product manufacturing resulted in the creation of a new LIFO inventory category for the outsourced products. During the three and nine months ended October 3, 2004, the Company recognized a $69,000 and $398,000 (or $.01 and $.06 per share), net of tax, respectively, partial liquidation of the Manufactured LIFO Reserve. The remaining Manufactured LIFO Reserve of $45,000 was liquidated during the last quarter of 2004.

NOTE F – COMMITMENTS AND CONTINGENCIES

On July 16, 2002, the Securities and Exchange Commission filed a lawsuit against National Presto Industries, Inc. alleging the company operated as an unregistered investment company. The case does not involve fraud, deceptive practices or accounting methods, and the Company plans to vigorously defend itself. The Company and the SEC filed cross motions for summary judgment. On October 31, 2005, the U.S. District Court for the Northern District of Illinois granted the SEC’s pretrial motion for summary judgment, concluding that the Company was an inadvertent investment company under the 1940 Investment Act. The Company intends to appeal the ruling. If the appeal is unsuccessful, the Company may have to reallocate invested assets which will result in reduced yields, or it might be required to register as an investment company. In the latter situation, it would be prohibited from engaging in business in interstate commerce until registration occurred. The obligations upon registration are many and could include: 1) possible imposition of significant additional reporting requirements (a burden which would not be imposed upon its competitors); 2) potential regard in the market as a closed end mutual fund which could result in a trading price sharply discounted from net asset value; 3) possible limitations on the use of capital and earnings which could inhibit or terminate commercial business growth. Management is unable to make a meaningful estimate of the overall impact on the Company’s operations, if any, that would result from an unfavorable final determination of this matter.

In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material affect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $28,000 of accumulated comprehensive income at October 2, 2005 reflects the unrealized loss, net of tax, of available-for-sale marketable security investments. Total comprehensive income was $2,764,000 and $4,120,000 for the three month periods ended October 2, 2005 and October 3, 2004, respectively, and $5,689,000 and $6,533,000 for the nine months ended October 2, 2005 and October 3, 2004, respectively.

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

NOTE I – INCOME TAXES

On October 22, 2004, Congress passed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. Management does not expect the Act to have a material impact on our financial statements.

NOTE J – RECLASSIFICATIONS

Certain reclassifications have been made to the prior period’s financial statements to conform with the 2005 financial statement presentation. These reclassifications did not affect net earnings or stockholders’ equity as previously reported.

The foregoing information for the periods ended October 2, 2005, and October 3, 2004, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2004, is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2004 Annual Report. Interim results for the period are not indicative of those for the year.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2004 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held October 18, 2005, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping; cut backs by the US government in defense spending, and the efficient start-up and utilization of capital equipment investments. Additional information concerning those and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Comparison Third Quarter 2005 and 2004

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended October 2, 2005 and October 3, 2004.

On a consolidated basis, sales increased by $747,000 (2%), gross margins decreased by $2,812,000 (29%), selling and general expense decreased by $119,000 (3%), and other income, principally interest, increased by $132,000 (15%). Earnings before the provision for income taxes increased by $948,000 (34%), as did net earnings by $668,000 (34%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales decreased $2,449,000 from $25,115,000 to $22,666,000, or 10%, largely the result of a decrease in shipments. Defense net sales increased by $2,341,000 from $6,368,000 to $8,709,000, or 37%, primarily reflecting a unit volume increase stemming from partial fulfillment of an augmented backlog. Absorbent products net sales increased by $855,000 from $7,315,000 to $8,170,000, or 12%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits decreased $1,721,000 from $7,726,000 (31% of sales) to $6,005,000 (27% of sales) as a result of the reduced volume noted above and increased material costs. Defense gross profits increased $210,000 from $2,014,000 (32% of sales) from the prior year’s quarter to $2,224,000 (26% of sales). The dollar increase reflected the increased sales referenced above, while the percentage of sales decrease reflected a less favorable product mix. Absorbent products gross profit dropped $1,301,000 to a negative $1,168,000. The decline stemmed primarily from cost inefficiencies of a startup/learning curve nature related to the installation of new state-of-the-art machinery.

The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures. Housewares/small appliance selling and general expenses decreased $615,000, largely attributable to decreases in the aforementioned accrual. Defense segment selling and general expenses increased by $336,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels. Absorbent segment selling and general expenses increased by $160,000, reflecting an increase in administrative costs related to the expansion of the segment.

In the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan (see Note D). As a result, the Company recorded a charge or $3,509,000 in the third quarter of 2004 when the defined benefit pension plan termination was completed.

The above items were responsible for the change in operating profit.

Other income increased $132,000 or 15% as a result of higher interest income of $214,000, resulting from increased yields on reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments). The increase was offset primarily by reduced outside rental income of the Eau Claire facility, which has largely been converted to the production of absorbent products.

Earnings before provision for income taxes increased $948,000 from $2,777,000 to $3,725,000. The provision for income taxes increased from $788,000 to $1,068,000, which resulted in an effective income tax rate increase from 28% to 29% as a result of a slight increase in earnings subject to tax. Net earnings increased $668,000 from $1,989,000 to $2,657,000, or 34%.

Comparison of First Nine Months 2005 and 2004

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Nine Months ended October 2, 2005 and October 3, 2004.

On a consolidated basis, sales increased by $20,071,000 (22%), gross margins decreased by $1,526,000 (8%), selling and general expense increased by $1,793,000 (15%), and other income, principally interest, increased by $367,000 (12%). Earnings before the provision for income taxes increased by $557,000 (9%), as did net earnings by $630,000 (13%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales were relatively flat at $57,726,000 v. $58,022,000 during the prior year’s period. Defense net sales increased by $13,998,000 from $11,561,000 to $25,559,000, or 121%, primarily reflecting a unit volume increase stemming from partial fulfillment of an augmented backlog. Absorbent products net sales increased by $5,777,000 from $20,215,000 to $25,992,000, or 29%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits for 2005 decreased $1,226,000 from $14,476,000 (25% of sales) to $13,250,000 (23% of sales) primarily as a result of increased material costs. Defense gross profits increased $3,206,000 from $2,936,000 (25% of sales) from the prior year to $6,142,000 (24% of sales). The dollar increase reflected the increased sales referenced above, while the percentage of sales decrease reflected a less favorable product mix. Absorbent products gross profit dropped $3,506,000 to a negative $2,260,000. The decline stemmed from the combination of two factors which had an approximately comparable impact on margins: increased raw material costs and cost inefficiencies primarily of a startup/learning curve nature related to the installation of new state-of-the-art machinery.

The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months. Readers are also directed to Note E, Plant Closing for a comparison of the first nine months. Housewares/small appliance selling and general expenses increased $217,000, largely attributable to increases in the aforementioned accrual. Defense segment selling and general expenses increased by $1,123,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels. Absorbent segment selling and general expenses increased by $453,000, reflecting an increase in administrative costs related to the expansion of the segment.

In the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan (see Note D). As a result, the Company recorded a charge or $3,509,000 in the third quarter of 2004 when the defined benefit pension plan termination was completed.

The above items were responsible for the change in operating profit.

Other income increased $367,000 or 12% as a result of higher interest income of $691,000 resulting from increased yields on reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments). The increase was offset primarily by reduced outside rental income of the Eau Claire facility, which has largely been converted to the production of absorbent products.

Earnings before provision for income taxes increased $557,000 from $6,507,000 to $7,064,000. The provision for income taxes decreased from $1,630,000 to $1,557,000, which resulted in an effective income tax rate decrease from 25% to 22% as a result of decreased earnings subject to tax. Net earnings increased $630,000 from $4,877,000 to $5,507,000, or 13%.

Liquidity and Capital Resources

Cash used in operating activities was $13,553,000 during the first nine months of 2005, as compared to $20,556,000 used during the first nine months of 2004. The principal factors behind the increase in cash used can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows.

Net cash flows from investing activities during the first nine months of 2005 increased by $22,572,000 over the prior period. The increase is attributable to two factors. First, more instruments matured and were placed in cash equivalents during the review period than in the prior year’s period, and second, payments for fixed asset additions were higher during the first nine months of 2004 than in the comparable 2005 period, reflecting the timing of payments for the equipment for the absorbent product expansion and the modification of the Jackson, Mississippi plant to a warehousing and shipping facility.

Cash flows from financing activities for the first nine months of 2005 and 2004 primarily differed as a result of the $.50 per share increase in the extra dividend paid during those periods.

Working capital decreased by $11,469,000 to $197,303,000 at October 2, 2005. The Company’s current ratio was 5.5 to 1.0 at October 2, 2005, as compared to 5.3 to 1.0 at December 31, 2004.

As of October 2, 2005, there were approximately $3,400,000 of open equipment purchase commitments to expand the product line in its absorbent products segment. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

There have been no changes in internal controls over financial reporting during the fiscal quarter ended October 2, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note F in the Notes to Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases or sales of securities during the quarter ended October 2, 2005.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 3 (i)	–	Restated Articles of Incorporation – incorporated by reference from Exhibit 3 (i) of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 3 (ii)	–	By-Laws – incorporated by reference from Exhibit 3 (ii) of the Company’s quarterly report on Form 10-Q for the quarter ended October 3, 1999
Exhibit 9	–	Voting Trust Agreement – incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 10.1	–	1988 Stock Option Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 10.2	–	Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 11	–	Statement regarding computation of per share earnings
Exhibit 31.1	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	–	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	–	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: November 11, 2005

/s/ M. J. Cohen

M. J. Cohen, Chair of the Board, Chief
Executive Officer and President
(Principal executive officer)

Date: November 11, 2005

/s/ R. F. Lieble

R. F. Lieble, Vice President and
Treasurer/Chief Financial Officer
(Principal accounting officer)

National Presto Industries, Inc.
Exhibit Index

Exhibit Number	Exhibit Description

11	Computation of Earnings per Share
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002