Form 10-K
period 2005-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2006-03-16
CIK 80172

Index to Schedules and

Exhibits are at Page 17 and 18

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $300,012,149. The number of shares outstanding of each of the registrant’s classes of common stock, as of March 3, 2006 was 6,828,095.

PART I

ITEM 1.    BUSINESS

A.    DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc., and its consolidated subsidiaries (the “Company”) consists of three business segments. For a further discussion of the Company’s business and the segments in which it operates please refer to Footnote N in the Notes to Consolidated Financial Statements. The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances. The Defense Products segment manufactures precision mechanical and electro-mechanical assemblies and performs Load, Assemble and Pack (LAP) operations on ordnance related products for the U.S. government and prime contractors. The Absorbent Products segment manufactures and sells primarily private label diapers, adult incontinent products and puppy pads.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control single thermostatic control line of fry pans in several sizes, griddles and multi-purpose cookers; deep fryers of various sizes; pizza ovens, can openers, slicer/shredders; curly cutters; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers; single serve coffee pod holders; electric grills; electric tea kettles; lemonade makers; electric knife sharpeners; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2005, approximately 37% of consolidated net sales were provided by cast products (fry pans, griddles, grills, deep fryers and multi-cookers), and approximately 21% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 2004, approximately 45% of consolidated net sales were provided by cast products, and approximately 21% by noncast/thermal appliances. For the year ended December 31, 2003, approximately 52% of consolidated net sales were provided by cast products, and approximately 29% by noncast/thermal appliances.

For the years ended December 31, 2005, 2004, and 2003, this segment had one customer which accounted for 10% or more of Company consolidated sales. That customer was Wal-Mart Stores which accounted for 27% in 2005, 30% in 2004, and 33% in 2003 of consolidated net sales, and the loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

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

The Company has a sales force of ten employees that sell to and service most customers. A few selected accounts are handled by manufacturers’ representatives who may also sell other product lines. Sales promotional activities are conducted through the use of television, radio and newspaper advertising. The Company’s business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company’s sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company’s most active selling periods.

Research and development costs related to new product development for the years 2005, 2004 and 2003 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

Prior to 2002, many of the Company’s products were manufactured in plants located in Jackson, Mississippi and Alamogordo, New Mexico. In 2005, the Company purchased almost all of its products from non-affiliated companies primarily located in the Orient. (See Footnote M to the Notes to Consolidated Financial Statements).

The Company primarily warehouses and distributes its products from distribution centers located in Canton and Jackson, Mississippi. Selective use is made of leased tractors and trailers.

The Company invests funds not currently required for business activities (see Footnote A(3) in the Notes to Consolidated Financial Statements). Income from invested funds is included in Other Income in the accompanying financial statements.

Earnings from investments may vary significantly from year to year depending on interest yields on instruments meeting the Company’s investment criteria, and the extent to which funds may be needed for internal growth, acquisitions, newly identified business activities, and reacquisition of Company stock.

2. Defense Products Segment

AMTEC Corporation was acquired on February 24, 2001, and manufactures precision mechanical and electro-mechanical products for the U.S. Department of Defense (DOD) and DOD prime contractors. AMTEC’s 70,000 square-foot manufacturing facility, located in Janesville, Wisconsin, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators). Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and manufactures explosives and propellant ordnance-related products for the DOD and other DOD prime contractors. Spectra’s 62,000 square-foot facility, located in East Camden, Arkansas, performs primarily Load, Assemble, and Pack (LAP) type work.

The Defense Products segment competes for its business primarily on the basis of price, technical competence, product quality, and manufacturing experience. This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 29, 2005, AMTEC Corporation was awarded the high-volume, prime contract for the Army’s five year 40mm system program. The Army selected AMTEC as one of two prime contractors that will be responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for a period of five years. The Army estimated the entire contract, if all of the options are exercised, to be $1.3 billion. AMTEC projects that its deliveries to the Army over the five year period could total over $300,000,000 with deliveries scheduled to begin in early 2006.

During 2005 almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. The defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.

3. Absorbent Products Segment

The first Absorbent Products segment business (Presto Absorbent Products, Inc.) was acquired on November 21, 2001. At that time, Presto Absorbent Products manufactured primarily private label diapers. On October 6, 2003, the Company purchased the assets of NCN Hygienic Products, Inc., a Marietta, Georgia company which manufactures adult incontinence products and pads for dogs, which are likewise primarily private label products. The business is capital intensive and substantial investment in new equipment is ongoing to enable expansion. New equipment is extremely complex and considerable time, typically in excess of a year, is consumed to secure, install and reach the point at which it operates efficiently. Once the equipment is operating efficiently, it should provide substantial additional capacity, which in turn must be utilized if the operation is to be profitable.

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

Product cost is heavily influenced by commodity costs which include wood pulp, as well as many petroleum based products, and by equipment operating speed, efficiency, and utilization.

Advertising is typically the responsibility of the owner of the private label and is thus minimal. Most sales are currently handled through broker/distributor arrangements. Production for the most part is done to order.

For the years ended December 31, 2005 and 2004, this segment had one customer, Medline Industries Holdings LP, which accounted for 14% and 11% of consolidated net sales, and the loss of Medline Industries Holdings LP as a customer would have a material adverse effect on the segment.

B.    OTHER COMMENTS

1. Sources and Availability of Materials

See Footnote J in the Notes to the Consolidated Financial Statements.

2. Trademarks, Licenses, Franchises and Concessions Held

Patents, particularly on new products, trademarks and know-how are considered significant. The Company’s current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company’s innovations and proprietary rights. The Company has dozens of U.S. and foreign patents pending and granted. Of those U.S. patents granted, the following is a non-exclusive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents): Quick Release Appliance Cord Assemblies (US 6,719,576 and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,470 and 6,354,194, March 2019), Pressure Cooker Interlock (US 4,932,550, June 2007), Food Processor (4,884,755 and 5,680,997, October 2014), Microwave Corn Popper Device and Methods (5,357,879, March 2012), Heater (D456,500, April 2016), and Parabolic Heater (D456,067, April 2016). To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.

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

Based on factors known as of December 31, 2005, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company

As of December 31, 2005, the Company had 552 employees compared to 551 employees at the end of December 2004.

5. Industry Practices Related to Working Capital Requirements

The major portion of the Company’s sales were made with terms of 90 days or shorter.

For the Housewares/Small Appliance segment, inventory levels increase in advance of the selling period for products that are seasonal, such as pressure canners, heaters, and major new product introductions. Inventory build-up also occurs to create stock levels required to support the higher sales that occur in the latter half of each year. Buying practices of the Company’s customers require “just-in-time” delivery, necessitating that the Company carry large finished goods inventories.

The multiple stock keeping units inherent in the private label absorbent product business, combined with the desire to minimize machine changeover to maximize efficiency, necessitates the carrying of a large finished goods inventory in the Absorbent Product segment as well.

6. Order Backlog

Shipment of most of the Company’s Housewares/Small Appliance and Absorbent Products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog. New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

Contract backlog of the Defense segment was approximately $150,000,000 at December 31, 2005, $43,000,000 at December 31, 2004 and $30,000,000 at December 31, 2003. Backlog is defined as the value of funded orders from the customer less the amount of sales recognized against the funded order. It is anticipated that the backlog will be performed during a 14 to 18-month period, after December 31, 2005.

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

ITEM 1A. RISK FACTORS

The Company’s three operating business segments described above are all subject to a number of risk factors, the occurrence of any one or more of which could have a significant adverse impact on the business, financial condition, or results of operations. While some of the more significant, but not all, risks faced by each operating segment are identified below, it should be recognized that as noted elsewhere herein, there are other risks and circumstances that could also adversely impact the operating results of each segment and the Company as a whole.

General
An unfavorable outcome of the SEC litigation could result in costly filings and a less favorable market treatment which has historically been afforded closed end funds. See Note I in the Notes to the Consolidated Financial Statements.

Housewares/Small Appliances
This segment operates in a highly competitive and extremely price sensitive environment. Therefore, increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results. Loss of the Division’s largest customer, Wal-mart, or a significant reduction in business with this customer, could have a serious adverse impact on overall performance. Similarly, the loss of, or material reduction in, business from any of this Division’s other major customers could prove detrimental to this segment’s operations. Housewares/Small Appliances is also dependent upon a handful of key suppliers based in the Orient for finished product. The inability of one or more of these manufacturers to provide quality product on a timely basis could be both costly and disruptive. The sales of this Division are also dependent upon the strength of the United States retail markets and consumer spending in general, particularly during the key Christmas selling season. Since all of this segment’s finished goods are produced in the Orient, primarily China, this Division could also be adversely affected by changes in trade relations with China, currency fluctuations, or interruptions in international shipments.

Defense
The opportunity for this segment to obtain business is largely dependent upon competitive bidding and U.S. government defense spending. If successful in obtaining a bid, the work awarded is usually subject to a firm fixed price contract that provides little, if any, economic relief for changed conditions or circumstances that are detrimental to the contractor. Thus, contracts that are obtained must be performed on time, with quality product that is produced within previously projected cost parameters. In addition, any contract with the United States Government, whether direct or indirect, is subject to termination for the convenience of the Government, a provision that is unique to government contracts. There is also the risk that contracts with the Government may not be funded or the risk that there will be a change in requirements resulting in significant reductions in overall quantities or a stretch out of previously planned delivery schedules.

Absorbent Products
In addition to being highly capital intensive, this business segment utilizes complex technology and equipment that can be time consuming to receive, install, and then become fully operable on a consistent and reliable basis. It is highly competitive with low margins, where volume is critical. Therefore, it becomes essential to develop and operate at a maximum capacity and to achieve high efficiency in order to provide bottom line results. Loss of its largest customer, or a significant reduction in volume from that customer, could adversely impact the Division. Product pricing and overall performance is extremely sensitive to material commodity costs, including such items as wood pulp and petroleum based products. Freight and energy costs can also have a significant impact on overall performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES (Owned Except Where Indicated)

The Company’s Eau Claire facility is approximately 470,000 square feet. Presto Absorbent Products, Inc. utilizes approximately 320,000 square feet of this area. Leases for 14,000 square feet of this area have been entered into with outside tenants. The Company’s corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville, Wisconsin, and East Camden, Arkansas; and Absorbent Products manufacturing facilities located in Marietta, Georgia; and two warehousing facilities which are located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment. Manufacturing ceased at the Jackson plant during the fourth quarter of 2002 since the Company is outsourcing all of its Housewares/Small Appliances. (See Note M in the Notes to the Consolidated Financial Statements).

The Janesville facility is comprised of approximately 70,000 square feet. The Camden facility is approximately 62,000 square feet of leased space. The Marietta, Georgia facility contains 104,000 square feet of leased space.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on October 18, 2005, at which the election of two Directors and an amendment of the Restated Articles of Incorporation were submitted for a vote. Both Directors were elected with the following vote totals: James F. Bartl with 6,012,013 “For”, 145,925 “Against”, and 68,815 “Abstain” and Joseph G. Stienessen with 6,154,787 “For”, 3,151 “Against”, and 68,815 “Abstain”. The amendment related to Article 6(A) of the Restated Articles of Incorporation reducing the number of directors from six to five. This amendment received the following vote totals: 6,118,506 “For”, 97,178 “Against”, and 10,802 “Abstain”.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2005			2004
	Applicable			Applicable
	Dividends Paid	Market Price		Dividends Paid	Market Price
	per Share	High	Low	per Share	High	Low

First Quarter	$1.67	$45.51	$39.59	$1.17	$40.30	$35.89
Second Quarter	—	45.47	38.85	—	42.22	37.62
Third Quarter	—	48.35	42.60	—	42.19	38.30
Fourth Quarter	—	47.35	42.65	—	46.70	39.15

Full Year	$1.67	$48.35	$38.85	$1.17	$46.70	$35.89

Common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”. As of March 3, 2006, there were 483 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees. During the fourth quarter of 2005, the Company did not purchase any of its equity securities.

ITEM 6.    SELECTED FINANCIAL DATA

	(in thousands except per share data)
For the years ended December 31,	2005	2004		2003		2002		2001

Net sales	$184,565	$158,956		$125,744		$124,784		$112,187

Net earnings	18,967	15,441	*	15,477	*	8,690	*	6,286	*

Net earnings per share	2.78	2.26	*	2.27	*	1.27	*	.92	*

Total assets	315,526	305,828		301,393		289,994		284,076

Dividends paid per common share
applicable to current year	1.67	1.17		0.92		0.92		2.00
*

For 2004 the net effect of the reversal of the LIFO reserve resulted in a net comparative earnings decline of $2,695,000 or $.40 per share which was in part offset by the absence of the $1,137,000 ($.17 per share) plant closing charge taken in 2003. The impact of the pension termination resulted in a net comparative earnings decline of $1,371,000 or $.20 per share. 2003 net earnings reflect after tax charges of $1,137,000 ($.17 per share) related to plant closing expenses and $817,000 ($.12 per share) related to converting a defined benefit pension plan into a defined contribution plan, which were more than offset by the partial reversal of the LIFO reserve stemming from the shut down of domestic plants, net of tax, $3,122,000 ($.46 per share). 2002 includes $2,843,000 -- $.42 per share versus 2001’s $4,771,000 -- $.70 per share for after-tax expenses relating to plant closings. 2002 earnings also reflect $1,040,000 or $.15 per share after-tax charge primarily related to the early retirement of long term employees. The 2002 expenses were largely offset ($3,259,000 or $.48 per share after-tax) by the partial reversal of the LIFO reserve stemming from the shutdown of the domestic manufacturing plants.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2005 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held October 18, 2005, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping; changes in government requirements and funding of government contracts, and the efficient start-up and utilization of capital equipment investments. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

2005 COMPARED TO 2004

Readers are directed to Note N, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2005 and 2004.

On a consolidated basis, sales were up by $25,609,000 (16%), gross margins down by $1,785,000 (5%), and selling and general expense down by $2,965,000 (17%). Other income, principally interest, increased by $760,000 (21%), as did earnings before provision for income taxes by $5,468,000 (24%), and net earnings by $3,526,000. Details concerning these changes can be found in the comments by segment found below.

Housewares/Small Appliances net sales increased $5,827,000 from $106,160,000 to $111,987,000, or 6%, primarily resulting from an increase in units shipped. Approximately 75% of the actual volume increase was attributable to new product introductions. Defense net sales increased by $12,419,000 from $24,535,000 to $36,954,000, or 51%, primarily reflecting a unit volume increase resulting from partial fulfillment of an augmented backlog. Absorbent Products net sales increased by $7,363,000 from $28,261,000 to $35,624,000, or 26%, primarily reflecting increased volume from the adult incontinence line of products.

Housewares/Small Appliance gross profit for 2005 increased $326,000 from $30,649,000 to $30,975,000, while gross profit as a percentage of sales decreased from 29% in 2004 to 28% in 2005. Defense gross profit dollars increased $1,697,000 from $7,867,000 to $9,564,000, while the gross profit percentage decreased from 32% to 26%. The increase in gross profit dollars is primarily attributable to the increased volume referenced above, while the decrease in percentage relates to a less favorable product sales mix. Absorbent products gross profit dropped from $1,550,000 in 2004 to a negative $2,258,000. The decline stemmed primarily from cost inefficiencies of a startup/learning curve nature related to the installation of new state-of-the-art machinery, and increased material costs.

Housewares/Small Appliance selling and general expenses decreased $4,104,000, with approximately 75% attributable to a decrease in television advertising during 2005. Defense selling and general expenses increased $610,000, reflecting increased compensation and staffing commensurate with the Defense segment’s increased sales and earnings levels. Absorbent Product selling and general expense increased $529,000 stemming mainly from increased administrative costs associated with the expansion of the segment.

In the third quarter of 2003 the Company announced its decision to terminate its defined benefit pension plan (see Note G). As a result, the Company recorded a charge of $3,528,000 for fiscal year 2004. Note G also includes information regarding assumptions used to value the pension plan.

The above items were responsible for the change in operating profit.

Other income, principally interest, increased $760,000 reflecting the interest rate increases implemented by the Federal Reserve over the past several quarters, only partially offset by a decrease in average daily investment balance, stemming primarily from the use of funds for the expansion of the Absorbent Products and Defense segments.

Earnings before provision for income taxes increased $5,468,000 from $22,706,000 to $28,174,000. The provision for income taxes increased from $7,265,000 to $9,207,000, which resulted in an effective income tax rate increase from 32% to 33% as a result of increased earnings subject to tax. Net earnings increased $3,526,000 from $15,441,000 to $18,967,000.

2004 COMPARED TO 2003

Readers are directed to Note N, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2004 and 2003.

On a consolidated basis, sales were up by $33,212,000 (26%), gross margins by $2,605,000 (7%), and selling and general expense by $1,956,000 (13%). Other income, principally interest decreased by $649,000 (15%), as did earnings before provision for income taxes by $377,000 (2%), and net earnings by $36,000. Details concerning these changes can be found in the comments by segment found below.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $19,087,000 during 2005 compared to $4,806,000 during the comparable period in the prior year. The principal factors behind the increase can be found in the changes in the components of working capital and the pension charge element within the statement of cash flows.

Cash used in investing activities was $10,940,000 during 2005 compared to $35,870,000 during 2004. The decrease in cash used is primarily attributable to two factors. First, more marketable securities matured and were placed in cash equivalents during 2005 than in 2004, and second, payments for fixed asset additions were higher during 2004 than in 2005, reflecting the timing of payments for the equipment for the absorbent product expansion and the modification of the Jackson, Mississippi plant to a warehousing and shipping facility.

Cash used in financing activities for 2005 and 2004 increased primarily as a result of the $.50 per share increase of the extra dividend paid during those years.

As a result of the foregoing factors, cash and cash equivalents decreased by $3,257,000 to $101,467,000.

Working capital decreased by $1,901,000 to $206,871,000 at December 31, 2005, reflecting an increase in the current income tax liability stemming from the increase in current year earnings. The Company’s current ratio was 5.1 to 1.0 at fiscal 2005 year-end, compared to 5.3 to 1.0 at the end of fiscal 2004.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. The interest rate increases over the past several quarters, partially offset by the reduction in the Company’s investment holdings, currently has resulted in increased levels of interest income for the Company. There can be no assurance that interest rates will not decline. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies, and is not controllable by the Company.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $150,000,000 at December 31, 2005, and $43,000,000 at December 31, 2004. Backlog is defined as the value of funded orders from the customer less the amount of sales recognized against the funded order. It is anticipated that the backlog will be performed during a 14 to 18-month period.

CONTRACTUAL OBLIGATIONS

The below table discloses a summary of the Company’s specified contractual obligations at December 31, 2005:

	Payments Due By Period (In Thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$2,366	$592	$410	$201	$1,163
Purchase obligations(1)	92,696	92,696	—	—	—
Earn-out payments(2)	3,810	375	3,435	—	—

Total	$98,872	$93,663	$3,845	$201	$1,163

(1)Purchase obligations includes outstanding purchase orders at December 31, 2005. Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, and to material suppliers in the Defense and Absorbent Products segment. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be estimated.

(2)The Company has agreed to make certain earn-out payments dependent upon the future earnings performance of companies acquired. The expected payments noted above were based upon the anticipated future levels of earnings of the acquired companies.

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

SEC LITIGATION

Please refer to Footnote I in the Notes to the Consolidated Financial Statements for discussion on this item.

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

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2005, 2004 and 2003. There is no similar provision applicable to the Chinese Yuan which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the Yuan vis-a-vis the U.S. Dollar, the cost of products secured via purchase orders issued subsequent to the revaluation may be affected.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.

The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Reports of Independent Certified Public Accountants are contained on pages F-1 through F-18 of this report.

B.	Quarterly financial data is contained in Note P in Notes to Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in accordance with the SEC’s rules and forms.

There were no significant changes in internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NPI management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

NPI’s independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
National Presto Industries, Inc.

We have audited management’s assessment, included in the accompanying management report included in Item 9A of this Form 10-K, that National Presto Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Presto Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that National Presto Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, National Presto Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 10, 2006, which includes an explanatory paragraph describing the uncertainties related to the Company’s obligation to file financial statements under the Investment Company Act of 1940, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 10, 2006

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant:
(All terms of office are for one year or until their respective successors are duly elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President and Chief Executive Officer	53

James F. Bartl	Senior Vice President and Secretary	65

Neil L. Brown	Vice President, Manufacturing and Purchasing	62

Donald E. Hoeschen	Vice President, Sales	58

Larry Tienor	Vice President, Engineering	57

Randy Lieble	Vice President, Treasurer and Chief Financial Officer	52

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

Mr. Bartl was elected Secretary in May 1978 and the additional position of Executive Vice President in November 1998. Effective January 1, 2005, pursuant to previous planning, he relinquished his responsibilities as Executive Vice President and began working a reduced work schedule. He has been associated with the registrant since 1969. Prior to becoming an officer, he was Resident Counsel and Director of Industrial Relations.

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

Section 16(a) beneficial ownership reporting compliance information is incorporated by reference to the “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” section of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders. The Company has adopted a code of ethics, entitled the “Corporate Code of Conduct,” which is incorporated by reference to the “Vote Required and Other Information” section of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Executive compensation information is incorporated by reference to the “EXECUTIVE COMPENSATION AND OTHER INFORMATION” of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management and related stockholder matters information is incorporated by reference to the “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” section of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to the Company’s equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,000	$38.63	—

Equity compensation plans not approved by security holders	—	—	—

Total	1,000	$38.63	—

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal accountant fees and services information is herein incorporated by reference to the “INDEPENDENT PUBLIC ACCOUNTANTS” section of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

Form 10-K
Page Reference

1.	Consolidated Financial Statements:
a.	Consolidated Balance Sheets — December 31, 2005 and 2004	F-1 & F-2
b.	Consolidated Statements of Earnings — Years ended December 31, 2005, 2004 and 2003	F-3
c.	Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003	F-4
d.	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2005, 2004 and 200	F-5
e.	Notes to Consolidated Financial Statements	F-6 thru F-17
f.	Report of Independent Registered Certified Public Accounting Firm	F-18
2.	Consolidated Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts	F-19
(b)	Exhibits:

Exhibit Number		Description

Exhibit 3	(i) –

Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-Q for the quarter ended July 6, 1997, as revised by the amendment to Article 6, attached

	(ii) –	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company’s quarterly report on Form 10-Q for the quarter ended October 3, 1999

Exhibit 9	–	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 10.1*	–	1988 Stock Option Plan - incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

Exhibit 10.2*	–

Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan - Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

Exhibit 11	–	Statement Re Computation of Per Share Earnings

*Compensatory Plans

Exhibit 21	–	Parent and Subsidiaries – Incorporated by reference to Exhibit 21 to the Company’s annual report on Form 10-K for the fiscal quarter ended December 31, 2004.

Exhibit 23. 1	–	Consent of Grant Thornton LLP

Exhibit 31.1	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	–	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	–	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Schedules:

Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

(registrant)

By: /S/ Randy F. Lieble
Randy F. Lieble Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)

By: /S/ Richard N. Cardozo	By: /S/ James F. Bartl
Richard N. Cardozo Director	James F. Bartl Senior Vice President, Secretary and Director

By: /S/ Patrick J. Quinn	By: /S/ Maryjo Cohen
Patrick J. Quinn Director	Maryjo Cohen Chair of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /S/ Joseph G. Stienessen
Joseph G. Stienessen Director

Date: March 10, 2006

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005		December 31, 2004
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$101,467		$104,724

Marketable securities		72,108		76,096

Accounts receivable	$32,764		$34,041

Less allowance for doubtful accounts	480	32,284	480	33,561

Inventories:

Finished goods	20,771		17,632

Work in process	8,431		8,798

Raw materials	8,477	37,679	7,697	34,127

Other current assets		13,650		8,991

Total current assets		257,188		257,499

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements	1,855		1,836

Buildings	10,878		10,804

Machinery and equipment	55,369		42,112

	68,102		54,752

Less allowance for depreciation	17,618	50,484	13,527	41,225

OTHER ASSETS		7,854		7,104
		$315,526		$305,828

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

	December 31, 2005		December 31, 2004

LIABILITIES

CURRENT LIABILITIES:

Accounts payable		$18,084		$18,439

Federal and state income taxes		8,283		5,804

Accrued liabilities		23,950		24,484

Total current liabilities		50,317		48,727

DEFERRED INCOME TAXES		2,164		1,626
COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,135		1,050

Retained earnings	273,543		265,970

Accumulated other comprehensive income (loss)	(141)		93

	281,978		274,554

Treasury stock, at cost, 611,818 shares in 2005 and 617,267 shares in 2004	18,933		19,079

Total stockholders’ equity		263,045		255,475

		$315,526		$305,828

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share data)

For the years ended December 31,	2005	2004	2003
Net sales	$184,565	$158,956	$125,744

Cost of sales	146,284	118,890	88,283

Gross profit	38,281	40,066	37,461

Selling and general expense	14,452	17,417	15,461

Plant closing costs	—	—	1,834

Pension plan termination expense	—	3,528	1,317

Operating profit	23,829	19,121	18,849

Other income, principally interest	4,345	3,585	4,234

Earnings before provision for income taxes	28,174	22,706	23,083

Provision for income taxes	9,207	7,265	7,606

Net earnings	$18,967	$15,441	$15,477

Weighted average shares outstanding:
Basic	6,826	6,821	6,820
Diluted	6,827	6,823	6,821

Net earnings per share:
Basic	$2.78	$2.26	$2.27
Diluted	$2.78	$2.26	$2.27

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	In Thousands
For the years ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net earnings	$18,967	$15,441	$15,477
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Provision for depreciation	4,245	3,310	2,353
Deferred income taxes	(426)	126	2,252
Pension charges	—	2,052	322
Plant closing and asset impairment charges	—	—	(950)
Other	555	1,160	584
Changes in operating accounts, net of acquisitions
Accounts receivable, net	1,277	(4,657)	(572)
Inventories	(3,552)	(9,489)	1,804
Other current assets	(4,107)	(50)	(308)
Accounts payable and accrued liabilities	(351)	(3,229)	1,816
Federal and state income taxes	2,479	142	2,019
Net cash provided by operating activities	19,087	4,806	24,797

Cash flows from investing activities:
Marketable securities purchased	(50,771)	(47,944)	(18,075)
Marketable securities – maturities and sales	54,401	40,903	40,714
Acquisition of property, plant, and equipment	(13,832)	(28,188)	(2,903)
Acquisition of businesses, net of cash acquired	(750)	(1,400)	(10,218)
Sale of property, plant, and equipment	12	759	1,434
Other	—	—	88
Net cash provided by (used in) investing activities	(10,940)	(35,870)	11,040

Cash flows from financing activities:
Dividends paid	(11,394)	(7,977)	(6,284)
Purchase of treasury stock	—	—	(425)
Other	(10)	—	—
Net cash used in financing activities	(11,404)	(7,977)	(6,709)

Net increase (decrease) in cash and cash equivalents	(3,257)	(39,041)	29,128
Cash and cash equivalents at beginning of year	104,724	143,765	114,637
Cash and cash equivalents at end of year	$101,467	$104,724	$143,765

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$6,799	$7,088	$3,378

Supplemental disclosure of non-cash investing and financing activities:

        As of December 31, 2005, 2004, and 2003, the unrealized gain (loss) on available for sale securities, net of tax was ($141), $93, and $600.

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share data)

For the years ended December 31, 2005, 2004, 2003

				Accumulated
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total

Balance January 1, 2003	$7,441	$998	$249,313	$(698)	$(18,797)	$238,257

Net earnings	—	—	15,477	—	—	15,477

Unrealized loss on available for sale securities, net of tax	—	—	—	(67)	—	(67)

Unrealized loss on net periodic pension cost, net of tax	—	—	—	(674)	—	(674)

Total other comprehensive income	—	—	—	—	—	14,736

Dividends paid, $.92 per share	—	—	(6,284)	—	—	(6,284)

Purchase of treasury stock – 16,300 shares	—	—	—	—	(425)	(425)

Other	—	(7)	—	—	(8)	(15)
Balance December 31, 2003	7,441	991	258,506	(1,439)	(19,230)	246,269

Net earnings	—	—	15,441	—	—	15,441

Unrealized loss on available for sale securities, net of tax	—	—	—	(507)	—	(507)

Unrealized gain on net periodic pension cost, net of tax	—	—	—	2,039	—	2,039

Total other comprehensive income	—	—	—	—	—	16,973

Dividends paid, $1.17 per share	—	—	(7,977)	—	—	(7,977)

Other	—	59	—	—	151	210
Balance December 31, 2004	7,441	1,050	265,970	93	(19,079)	255,475

Net earnings	—	—	18,967	—	—	18,967

Unrealized loss on available for sale securities, net of tax	—	—	—	(234)	—	(234)

Total other comprehensive income	—	—	—	—	—	18,733

Dividends paid, $1.67 per share	—	—	(11,394)	—	—	(11,394)

Other	—	85	—	—	146	231
Balance December 31, 2005	$7,441	$1,135	$273,543	$(141)	$(18,933)	$263,045

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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

(2)

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of National Presto Industries, Inc. and its subsidiaries, all of which are wholly—owned. All material intercompany accounts and transactions are eliminated. For a further discussion of the Company’s business and the segments in which it operates, please refer to Note N.

(3)	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

Cash and Cash Equivalents: The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds and highly—liquid, tax exempt, variable rate demand notes with put options exercisable in three months or less.

The Company’s cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the bank for payment of $2,308,000 and $3,305,000 at December 31, 2005 and 2004, are included as reductions of cash and cash equivalents.

Marketable Securities: The Company has classified all marketable securities as available—for—sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.

At December 31, 2005 and 2004, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at December 31 is shown in the table:

(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
December 31, 2005
Tax-exempt government bonds	$72,324	$72,108	$13	$229
Equity securities	—	—	—	—
Total marketable securities	$72,324	$72,108	$13	$229

December 31, 2004
Tax-exempt government bonds	$74,811	$74,875	$201	$137
Equity securities	1,142	1,221	226	147
Total marketable securities	$75,953	$76,096	$427	$284

Proceeds from sales of marketable securities totaled $54,401,000 in 2005, $40,903,000 in 2004, and $40,714,000 in 2003. Gross gains related to sales of marketable securities totaled $203,000, $0, and $0 in 2005, 2004, and 2003. There were no gross losses related to sales of marketable securities in 2005, 2004, and 2003. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income and were gains (losses) of ($216,000), $142,000 and $924,000 before taxes at December 31, 2005, 2004, and 2003.

The contractual maturities of the marketable securities held at December 31, 2005 are $62,355,000 in 2006, $8,809,000 in 2007, $728,000 in 2008, and $216,000 in 2009.
(4)

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

(5)

INVENTORIES: Housewares/Small Appliance segment inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method. Inventory for Defense and Absorbent Products segments are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.

(6)

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Depreciation is provided in amounts sufficient to relate the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings and 3 to 10 years for machinery and equipment.

(7)

GOODWILL: The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests whenever an impairment is indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s goodwill as of December 31, 2005, 2004 and 2003, was $3,556,000, $3,556,000 and $3,406,000 relating to its Defense Products segment. In addition, at December 31, 2005, 2004 and 2003 goodwill of $4,148,000, $3,398,000 and $2,148,000 related to its Absorbent Products segment.

No impairment was indicated when the Company performed its annual impairment test on October 3, 2005. The Company has no intangible assets, other than goodwill.

(8)

REVENUE RECOGNITION: The Company recognizes revenue when product is shipped or title passes, pursuant to customers’ orders, the price is fixed and collection Is reasonably assured. The Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment for small appliance sales. Net sales is arrived at by deducting early payment discounts and cooperative advertising from gross sales. The Company records cooperative advertising when revenue is recognized.

(9)

ADVERTISING: The Company’s policy is to expense advertising as incurred and include it in selling and general expenses. Advertising expense was $567,000, $3,665,000 and $4,768,000 in 2005, 2004 and 2003.

(10)

STOCK OPTIONS: The intrinsic value method is used for valuing stock options issued. The pro forma effect on earnings of accounting for stock options using the fair value method is not material. See Note F.

(11)

ACCUMULATED OTHER COMPREHENSIVE INCOME: At December 31, 2005, the $141,000 of accumulated comprehensive loss relates to the unrealized loss on the Company’s available-for-sale marketable security investments. At December 31, 2004, the $93,000 of accumulated comprehensive income relates to the unrealized gain on the Company’s available-for-sale marketable security investments. These amounts are recorded net of tax effect.

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

The following table shows the changes in product warranty liability for the period:

	(In Thousands)
	2005	2004
Beginning balance January 1	$1,698	$2,115

Accruals during the period	2,452	1,626

Charges / payments made under the warranties	(2,117)	(2,043)

Balance December 31	$2,033	$1,698

(13)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In November 2004, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 151, “Inventory Costs” (SFAS 151). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for all interim and annual periods beginning January 1, 2006. The Company intends to apply the modified prospective method and estimates the adoption of this standard will not have a material impact on the Company’s operating results.

B.	INVENTORIES:

The amount of inventories valued on the LIFO basis was $17,967,000 and $14,848,000 as of December 31, 2005 and 2004, and consists of housewares/small appliance finished goods. Under LIFO, inventories are valued at approximately $176,000 and $0 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2005 and 2004. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis.

Increase (Decrease) – (In Thousands except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2005	$(176)	$109	$0.02
2004	688	(427)	(0.06)
2003	5,035	(3,122)	(0.46)

This information is provided for comparison with companies using the FIFO basis. The significant reduction in the amount of LIFO inventory below current cost from 2003 to 2004 is attributable to the Company’s decision to outsource manufacturing of its Housewares/Small Appliances. See Note M for further information related to the effect of this decision on inventory valuation.

Inventory for Defense, Absorbent Products, and raw materials of the Housewares/Small Appliance segment are valued under the first-in, first-out method and total $19,712,000 and $19,279,000 at December 31, 2005 and 2004. The 2005 FIFO total is comprised of $2,804,000 of finished goods, $8,431,000 of work in process, and $8,477,000 of raw material and supplies. At December 31, 2004 the FIFO total was comprised of $2,784,000 of finished goods, $8,798,000 of work in process, and $7,697,000 of raw material and supplies.

C.	ACCRUED LIABILITIES:

At December 31, 2005 accrued liabilities consisted of payroll $4,524,000, insurance $15,899,000, environmental $1,837,000, plant closing costs $385,000, and other $1,305,000. At December 31, 2004 accrued liabilities consisted of payroll $4,201,000, insurance $15,947,000, environmental $2,011,000, plant closing costs $530,000, and other $1,795,000.

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

As of December 31, 2005, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares. Under this authority, during 2005 and 2004, 0 shares were reacquired. Treasury shares have been used for the exercise of stock options and to fund a portion of the Company’s 401(k) contributions.

E.	NET EARNINGS PER SHARE:

Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 3,750 shares of common stock with a weighted average exercise price of $39.29 were outstanding at December 31, 2003, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

F.	STOCK OPTION PLAN:

The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for key employees. Stock options for 1,000 shares at a weighted average price of $38.63 per share were outstanding at December 31, 2005. Stock options for 2,000 shares at a weighted average price of $39.11 per share were outstanding at December 31, 2004. There were 500 shares exercisable at $38.63 at December 31, 2005 and 1,000 shares exercisable at $39.11 at December 31, 2004. The pro forma effect of accounting for stock options using the fair value method is not material.

G.	RETIREMENT PLANS:

Pension Plans:

During fiscal 2004, National Presto Industries, Inc. terminated its defined benefit pension plan and settled the benefit obligation through lump sum distributions and the purchase of nonparticipating annuity contracts. The effect of the settlement was a charge of $3,528,000. As a result, there were no plan assets or benefit plan obligations remaining at December 31, 2004.

National Presto Industries, Inc. amended its defined benefit pension plan to freeze benefit accruals effective December 31, 2003. The amendment eliminated the accrual of future defined benefits for all employees, resulting in a curtailment. The effect of the curtailment was a charge of $1,317,000.

The Company had pension plans which covered the majority of employees. Pension benefits were based on an employee’s years of service and compensation near the end of those years of service. The Company’s funding policy had been to contribute such amounts as necessary, computed on an actuarial basis, to provide the plans with assets sufficient to meet the benefits to be paid to plan members.

	(In Thousands) Pension Benefits
	2005	2004	2003
Net periodic cost:
Service cost	$—	$38	$361
Interest cost	—	385	724
Expected return on assets	—	(369)	(517)
Amortization of prior service cost	—	—	167
Actuarial loss	—	73	270
Settlement charge	—	3,528	—
Curtailment charge	$—	—	1,317
Net periodic benefit cost	$—	$3,655	$2,322

Change in benefit obligation:
Benefit obligation at beginning of year	$—	$11,572
Service cost	—	38
Interest cost	—	385
Actuarial loss	—	198
Settlement	—	(3,314)
Benefits and expenses paid	—	(8,879)
Benefit obligation at end of year	$—	$—

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$10,313
Employer contributions	—	1,604
Actual return on plan assets	—	276
Settlement	—	(3,314)
Benefits and expenses paid	—	(8,879)
Fair value of plan assets at end of year	—	$—

National Presto’s investment strategy with respect to pension plan assets had changed with the decision to freeze benefit accruals and terminate the pension plan effective December 31, 2003. The investment strategy in effect for 2004 was to convert the equity and debt positions to cash prior to the targeted distribution date in the third quarter of 2004.

Prior to the settlement of the plan in 2004, the expected rate of return on plan assets assumption was based on a multi—year stochastic simulation of projected returns, taking into account the plan’s target asset allocation and reasonable expectations of future economic conditions. The simulation model incorporates the capital market conditions prevailing at the starting date of the projection, as well as a wide range of plausible scenarios of future capital market performance.

The Company’s accumulated benefit obligation of $11,572,000 at December 2003 exceeded the fair value of the plan’s assets at December 31, 2003. This caused the Company to recognize an additional minimum liability in the fourth quarter of 2003 of $3,310,000. There was no unrecognized prior service cost at December 31, 2003. The difference between the additional minimum liability and the intangible asset represents a net loss not yet recognized as net periodic pension cost and was recorded net of tax in other comprehensive income as an unrealized loss on net periodic pension cost.

	Weighted—average assumptions used to determine net periodic cost for the years ended December 31:
	2005	2004	2003
Discount rate	N/A	6.00%	6.50%
Expected return on plan assets	N/A	6.50%	6.50%
Rate of compensation increase	N/A	N/A	4.00%

401(k) Plan:

The Company sponsors a 401(k) retirement plan that covers substantially all employees. The Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from the treasury stock, including the Company’s cash dividends, totaled $305,000 in 2005, $240,000 in 2004, and $192,000 in 2003. In addition, the Company contributed $528,000 and $481,000 in cash during 2005 and 2004 to the 401(k) plan.

H.	INCOME TAXES:

The following table summarizes the provision for income taxes:

	(In Thousands)
	2005	2004	2003
Current:
Federal	$7,514	$5,751	$4,381
State	1,581	1,388	974
	9,095	7,139	5,355
Deferred:
Federal	396	347	1,958
State	(284)	(221)	293
	112	126	2,251
Total tax provision	$9,207	$7,265	$7,606

The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
State tax	3.0%	3.3%	3.6%
Tax exempt interest	(5.1)%	(4.8)%	(5.2)%
Other	(0.2)%	(1.5)%	(0.4)%
Effective rate	32.7%	32.0%	33.0%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In Thousands)
	2005	2004
Short—Term Deferred Tax Assets
Insurance	$6,177	$6,124
Deferred Compensation	1,276	608
Environmental	714	772
Plant Closing	151	204
Vacation	551	498
Other	456	567
Total Short—Term Deferred Tax Asset	$9,325	$8,773

Long—Term Deferred Tax Asset
State Attribute Carryforwards	$127	$—
Long—Term Deferred Tax Liability
Depreciation	(2,291)	(1,626)
Net Long—Term Deferred Tax Liability	$(2,164)	$(1,626)

On October 22, 2004, congress passed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. The Act did not have a material effect on 2005, and management does not expect the provisions of the Act to have a material impact on the 2006 financial statements.

I.	COMMITMENTS AND CONTINGENCIES:

In July 2002, the Securities and Exchange Commission (SEC) filed a lawsuit in the federal district court in Chicago, Illinois, against National Presto Industries, Inc. alleging the Company operated as an unregistered investment company from 1994 through 2002. The case does not involve fraud, deceptive practices, or questionable accounting methods. During the fourth quarter of 2005, the federal district judge granted the SEC’s motion for summary judgment and ordered the Company to register under the Investment Company Act. The Company filed the requisite notice of registration, indicating that the Company did not believe that it met the statutory definition of an investment company and as such, the filing was being made pursuant to the court’s order, rather than the terms and requirements of the Act. It also indicated that it would shortly be filing an application to deregister. That application was subsequently filed in January 2006. Timing of the SEC staff’s review of the application for deregistration is not known at this time. Management believes that in the interim, the SEC staff will not object if the Company files its financial statements and related information for the year ending December 31, 2005, under the 1934 Act as an operating company rather than as an investment company under the Investment Company Act. The SEC staff has asked the Company to consider supplementing its operating company financial statements with additional financial information like that prepared by registered investment companies. Discussions regarding that request and related issues are ongoing with the SEC staff.

The Company has filed a notice of appeal from the decision to the United States Circuit Court of Appeals for the 7th Circuit. Because the appeal was from a summary judgment rather than a trial decision, the findings of the lower court will be reviewed afresh (de novo) by three judges at the appellate level. Although management believes that its position will be upheld on appeal, it can not predict either when the matter will be resolved or what the final outcome will be.

In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material affect on the Company’s consolidated financial position, liquidity, or results of operations.

J.	CONCENTRATIONS:

In the Housewares/Small Appliance segment one customer accounted for 27%, 30% and 33% of consolidated net sales for the years ended December 31, 2005, 2004 and 2003. In the Absorbent Products segment, one customer accounted for 14% and 11% of consolidated net sales for the years ended December 31, 2005 and 2004.

The Company sources its Housewares/Small Appliances from vendors in the Orient and as a result risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays. As a consequence, products may not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective. In addition, the Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2005, 2004, and 2003. There is no similar provision applicable to the Chinese Yuan which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the Yuan vis—à—vis the U.S. Dollar, the cost of products secured via purchase orders issued subsequent to the revaluation may be affected.

The Company’s Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and other DOD prime contractors. As a consequence, this segment’s future business essentially depends on the product needs and governmental funding of the DOD. During 2005 and 2004, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed—price basis. Under fixed—price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.

K.	Environmental:

As of December 31, 1998, all remediation projects required at the Company’s Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. Based on factors known as of December 31, 2005, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on—going remediation operations and monitoring activities; however, should environmental agencies require additional studies, extended monitoring or remediation projects, it is possible that the existing accrual could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.

L.	BUSINESS ACQUISITIONS:

On July 31, 2003, the Company finalized the acquisition of Spectra Technologies LLC of East Camden, Arkansas. Spectra is a start—up company engaged in the manufacture, distribution, and delivery of munitions and ordnance—related products. Payment of the purchase price will be made in the form of a cumulative earn—out over a period of time commencing as of the closing and ending on December 31, 2007. The earn—out will be 40% of the first $6.4 million of net income of Spectra and 20% of net income in excess of $6.4 million. Earn—out amounts of $849,000 and $330,000 in 2005 and 2004 were accrued and included in Selling and General Expense.

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

(In Thousands)
Receivables	433
Inventory	1,455
Fixed assets	6,180
Goodwill	2,150
Total purchase price	$10,218

An earn-out amount of $750,000 will be paid as a result of 2005 performance and was added to goodwill at December 31, 2005. An earn—out payment of $1,250,000 was added to goodwill in 2004. An additional earn—out amount of up to $500,000 will be paid based upon certain earnings and performance targets through December 31, 2006.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of NCN Hygi enic Products, Inc. had occurred as of January 1, 2003:

(In Thousands Except Per Share Data)
Year Ended December 31, 2003
Net revenues	$134,160
Net income	15,743
Net income per share:
Basic	$2.31
Diluted	2.31
Weighted average shares outstanding:
Basic	6,820
Diluted	6,821

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of January 1, 2003, nor are they necessarily indicative of the results that may occur in the future.

M.	PLANT CLOSING:

In November 2001, the Company announced that continued erosion of product pricing resulted in its decision to cease manufacturing Housewares/Small Appliances in its U.S. plants, close those facilities, and purchase products from the Orient. This transition from U.S. plant production to the Orient was completed during late 2002. The Company closed its manufacturing facilities in Alamogordo, New Mexico, during the third quarter of 2002 and subsequently donated the facility to the Otero County Economic Development Council during the fourth quarter of 2004. The Company closed its Jackson, Mississippi, plant during the fourth quarter of 2002 and has modified this plant to serve as a warehousing and shipping facility.

As a result of the Company’s transition from U.S. plant production to Orient sourcing, the Company recorded charges in 2005, 2004, and 2003, which are summarized in the table below.

	(In Thousands)
	Employee Termination Benefits	Inventory Write-Down	Other Exit Cost	Total
Balance January 1, 2003	$2,148	$—	$521	$2,669
Additions in 2003	81	322	1,233	1,636
Charges in 2003	(1,393)	(322)	(1,069)	(2,784)
Balance December 31, 2003	836	—	685	1,521

Charges in 2004	(464)	—	(494)	(958)
Changes in estimates	98	—	(131)	(33)
Balance December 31, 2004	470	—	60	530

Charges in 2005	(85)	—	(60)	(145)

Balance December 31, 2005	$385	$—	$—	$385

A change in estimates was recorded during the fourth quarter of 2004, increasing the employee termination benefit accrual and decreasing other exit costs. The estimated changes were primarily due to higher than expected health care costs associated with employee termination benefits offset by lower than expected costs associated with the shutdown activities. The remaining employee termination benefits are for health care costs for workers who accepted early retirement at the time of the plant closing and will be extinguished over, approximately, the next two years.

During the fourth quarter of 2003, the Company recorded a charge of $1,834,000 which included $81,000 for health care costs associated with early retirement, $322,000 for write—off of raw material, $1,233,000 for other exit costs, and $198,000 additional impairment of machinery and equipment. The additions to the plant closing accrual were primarily due to lower than expected inventory liquidation proceeds and higher than expected costs associated with the shutdown of the Jackson, Mississippi, manufacturing facility and disposition efforts associated with the Alamogordo, New Mexico, manufacturing facility.

The total outsourcing of all Company Housewares/Small Appliance product manufacturing resulted in the creation of a new LIFO inventory category for the outsourced products. The previous LIFO inventory reserve of approximately $11,000,000 (Manufactured LIFO Reserve), which was associated with the manufactured Housewares/Small Appliance inventories prior to plant closings, has been realized as this inventory category was sold. During 2005, 2004, and 2003, the Company recognized approximately $0, $700,000, and $5,000,000 (or $0, $.06, and $.46 per share, net of tax) reduction in cost of goods sold resulting from the liquidation of the Manufactured LIFO Reserve occurring in these periods.

N.	BUSINESS SEGMENTS:

The Company operates in three business segments. The Company identifies its segments based on the Company’s organization structure, which is primarily by principal products. The principal product groups are Housewares/Small Appliances, Defense Products, and Absorbent Products.

The Housewares/Small Appliances segment designs, markets, and distributes housewares and small appliances. These products are sold directly to retail outlets throughout the United States and also through independent distributors. As more fully described in Note M, the Company primarily souces its Housewares/Small Appliance products from nonaffiliated suppliers located in the Orient.

The Defense segment was started in February 2001 with the acquisition of AMTEC Corporation which manufactures precision mechanical and electromechanical assemblies for the U.S. government and prime contractors. During 2005, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for 40mm practice and tactical ammunition rounds for a period of five years. AMTEC’s manufacturing plant is located in Janesville, Wisconsin. During 2003, this segment was expanded with the acquisition of Spectra Technologies LLC of East Camden, Arkansas. This facility performs Load, Assemble, and Pack (LAP) operations on ordnance—related products for the U.S. government and prime contractors.

The Absorbent Products segment was started on November 19, 2001, with the acquisition of certain assets from RMED International, Inc., forming Presto Absorbent Products, Inc. This company manufactures diapers and, starting in 2004, adult incontinence products at the Company’s facilities in Eau Claire, Wisconsin. The products are sold to retail outlets, distributors, and other absorbent product manufacturers. During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia, manufacturer of adult incontinence products and pads for dogs.

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

	(In Thousands)
	Housewares / Small Appliances		Defense Products		Absorbent Products	Total
Year ended December 31, 2005
External net sales	$111,987		$36,954		$35,624	$184,565
Gross profit (loss)	30,975		9,564		(2,258)	38,281
Operating profit (loss)	21,139		5,797		(3,107)	23,829
Total assets	234,257		28,579		52,690	315,526
Depreciation and amortization	927		305		3,013	4,245
Capital expenditures	802		2,137		10,893	13,832

Year ended December 31, 2004
External net sales	$106,160		$24,535		$28,261	$158,956
Gross profit	30,649		7,867		1,550	40,066
Operating profit	13,181	(5)	4,710		1,230	19,121
Total assets	236,821		24,972		44,035	305,828
Depreciation and amortization	1,233		216		1,861	3,310
Capital expenditures	3,920		1,756		22,512	28,188

Year ended December 31, 2003
External net sales	$104,246		$9,996	(2)	$11,502 (3)	$125,744
Gross profit	33,619		3,126		716	37,461
Operating profit	16,554	(1)(4)(5)	1,595		700	18,849
Total assets	275,004		13,828		12,561	301,393
Depreciation and amortization	1,164		142		1,047	2,353
Capital expenditures	934		1,389		580	2,903

(1)The operating profit in small appliances is after recording a charge for plant closing costs of $1,834,000 in 2003 which is more fully described in Note M.

(2)Net sales in 2003 include five months’ sales of $250,000 related to the acquisition of Spectra Technologies LLC described in Note L.

(3)Net sales in 2003 include three months’ sales of $2,900,000 related to the acquisition of the assets from NCN Hygienic Products, Inc. described in Note L.

(4)The Company’s Manufacturing LIFO Reserve recognized $700,000 in 2004 and $5,000,000 in 2003 which is more fully described in Note M.

(5)The operating profit is after recording pension charges of $3,528,000 in 2004 and $1,317,000 in 2003 which is more fully described in Note G.

O.	OPERATING LEASES:

The Company leases office, manufacturing, and warehouse facilities under noncancelable operating leases. Rent expense was approximately $605,000 and $737,000 for the years ended December 31, 2005 and 2004. Future minimum annual rental commitments are as follows:

(In Thousands)
Years Ending December 31:
2006	$592
2007	205
2008	205
2009	110
2010	91
Thereafter	1,163
$2,366
P.	INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents unaudited financial information for 2005 and 2004:

	(In Thousands)
Quarter	Net Sales	Gross Profit	Net Earnings	Earnings Per Share
2005
First	$35,359	$5,140	$1,276	$0.19
Second	34,669	4,931	1,574	0.23
Third	39,545	7,061	2,657	0.39
Fourth	74,992	21,149	13,460	1.97
Total	$184,565	$38,281	$18,967	$2.78

2004
First	$25,914	$4,461	$1,495	$0.22
Second	24,789	4,323	1,393	0.20
Third	38,798	9,873	1,989	0.29
Fourth	69,455	21,409	10,564	1.55
Total	$158,956	$40,066	$15,441	$2.26

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment. This segment builds inventory during the first three quarters to meet the sales demand of the fourth quarter. The other segments are non—seasonal.

Q.	SUBSEQUENT EVENTS:

On January 30, 2006, the Company purchased the assets of Amron, LLC, an Antigo, Wisconsin, defense manufacturer of cartridge cases used in medium caliber (20—40mm) ammunition. The purchase price was $24,200,000 consisting of a $16,200,000 payment at closing and an $8,000,000 earn—out amount which is payable based upon certain earnings targets through December 31, 2010.

Amron is the sole source producer of cartridge cases for the Department of Army’s five—year 40mm Systems Program for which AMTEC Corporation, a Presto subsidiary, is one of two prime contractors. Amron’s key customers include two Army prime contractors, General Dynamics and Alliant Techsystems. Amron sales for calendar year 2005 were approximately $28,000,000.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

National Presto Industries, Inc.

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As stated in Note I to the financial statements, pursuant to a federal court order the Company was required to register as an investment company under the Investment Company Act of 1940. The Company registered in December 2005. In January 2006, the Company filed an application to derigister. The timing of the Securities and Exchange Commission’s (“SEC”) staff review of the application for deregistration is not known at this time. The Company has disclosed that discussions regarding its application for deregistration and its reporting obligations are ongoing with the SEC. In the interim, the Company has not filed the financial statements that would be required under the Investment Company Act of 1940 nor has it included financial statements that would reflect the financial information of the Company as an investment company. The ultimate outcome of these matters and future actions of the SEC, if any, are not known at this time.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, valuation and qualifying accounts and reserves of National Presto Industries, Inc. and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Presto Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on the effectiveness of National Presto Industries, Inc. and subsidiaries’ internal control over financial reporting.

/S/ Grant Thornton LLP

Minneapolis, Minnesota

March 10, 2006

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C	Column D	Column E
	Balance at			Balance at
	Beginning			End
Description	of Period	Additions (A)	Deductions (B)	of Period

Deducted from assets:
Allowance for doubtful accounts:

Year ended December 31, 2005	$480	$1	$1	$480

Year ended December 31, 2004	$480	$(575)	$(575)	$480

Year ended December 31, 2003	$480	$(239)	$(239)	$480

Notes:

(A) Amounts charged (credited) to selling and general expenses

(B) Principally bad debts written off, net of recoveries