Form 10-K/A
period 2005-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2007-08-24
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________________ to __________________________

Commission File Number 811-21874

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0494170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3925 North Hastings Way Eau Claire, Wisconsin	54703-3703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (715) 839-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$1.00 par value common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or any amendment to the Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $426,199,130.

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 29, 2007 was 6,836,688.

* The following reports have not been filed: Three quarterly Form 10-Q reports for 2006, one annual Form 10-K report for 2006, and two quarterly Form 10-Q reports for 2007.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION. This filing does contain restatements of a previously issued Form 10-K filing which when filed in March 2006, contained the certification of Grant Thornton, LLP.* Grant Thornton subsequently withdrew its opinion and ultimately withdrew from its audit engagement with the Company. The withdrawal was not occasioned by the restatements found herein, but instead stemmed from a controversy with the Securities Exchange Commission over the need for an investment company footnote. A description of the circumstances surrounding those withdrawals can be found in Item 9, infra. An explanation of the restatements can be found in Note R of the Notes to Consolidated Financial Statements, infra. Financial statements affected include the consolidated statement of earnings for the year ended December 31, 2005. The consolidated balance sheet , the consolidated statement of cash flows, and the consolidated statement of stockholders’ equity were affected for all three years – the years ended December 31, 2005, 2004, and 2003. This filing is not fully updated for events that occurred after 2005. Filings for subsequent periods should be referred to for this information.

* The following Items were changed with this filing of Form 10-K/A: 1, 1A, 2, 5, 6, 7, 7A, 8, 9, 9A, 10, 14, and 15.

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

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control single thermostatic control line of fry pans in several sizes, griddles and multi-purpose cookers; deep fryers of various sizes; pizza ovens; slicer/shredders; curly cutters; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers; single serve coffee pod holders; electric grills; electric tea kettles; lemonade makers; electric knife sharpeners; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2005, approximately 36% of consolidated net sales were provided by cast products (fry pans, griddles, grills, deep fryers and multi-cookers), and approximately 20% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 2004, approximately 44% of consolidated net sales were provided by cast products, and approximately 21% by noncast/thermal appliances. For the year ended December 31, 2003, approximately 52% of consolidated net sales were provided by cast products, and approximately 29% by noncast/thermal appliances.

For the years ended December 31, 2005, 2004, and 2003, this segment had one customer which accounted for 10% or more of Company consolidated net sales. That customer was Wal-Mart Stores which accounted for 27% in 2005, 30% in 2004, and 33% in 2003 of consolidated net sales, and the loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

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

The Company has a sales force of ten employees that sell to and service most customers. A few selected accounts are handled by manufacturers’ representatives who may also sell other product lines. Sales promotional activities are conducted through the use of television and newspaper advertising. The Company’s business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company’s sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company’s most active selling periods.

Research and development costs related to new product development for the years 2005, 2004 and 2003 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

Products are generally warranted to the original owner to be free from defects in material and workmanship for a period of one to twelve years from date of purchase. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. Products are serviced through a corporate service repair operation. The Company’s service and warranty programs are competitive with those offered by other manufacturers in the industry.

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

2. Defense Products Segment

AMTEC Corporation was acquired on February 24, 2001, and manufactures precision mechanical and electro-mechanical products for the U.S. Department of Defense (DOD) and DOD prime contractors. AMTEC’s 70,000 square-foot manufacturing facility, located in Janesville, Wisconsin, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators). Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture, distribution, and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors. Spectra maintains 117,000 square feet of space located in East Camden, Arkansas, dedicated primarily to the performance of Load, Assemble, and Pack (LAP) type work.

The Defense Products segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price. This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 29, 2005, AMTEC Corporation was awarded the high-volume, prime contract for the Army’s five year 40mm system program. The Army selected AMTEC as one of two prime contractors that will be responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for a period of five years. The Army estimated the entire contract, if all of the options are exercised, to be $1.3 billion. AMTEC projects that its deliveries to the Army over the five year period will exceed $500,000,000. Deliveries under the systems program were $57,000,000 during 2006. Through August 24, 2007, the government base and supplemental awards under the 40mm program to AMTEC total $331.3 million.

During 2005, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. The defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.

3. Absorbent Products Segment

The first Absorbent Products segment business (Presto Absorbent Products, Inc.) was acquired on November 21, 2001. At that time, Presto Absorbent Products manufactured primarily private label diapers. On October 6, 2003, the Company purchased the assets of NCN Hygienic Products, Inc., a Marietta, Georgia company which manufactured adult incontinence products and pads for dogs, which were likewise primarily private label products. The business is capital intensive and substantial investment in new equipment was made during 2004 and 2005. New equipment is extremely complex. Not only is considerable time required to secure and install the equipment, but even more time is required to develop the requisite employee skill sets to utilize the equipment efficiently. Sales channels must be in place to sell the increased production that results from improved efficiency in operations.

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

Advertising is typically the responsibility of the owner of the private label and is thus minimal. Most sales are currently handled through distributor/broker arrangements. Production for the most part is done to order.

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

1. Sources and Availability of Materials

See Footnote J in the Notes to the Consolidated Financial Statements.

2. Trademarks, Licenses, Franchises and Concessions Held

Patents, particularly on new products, trademarks and know-how are considered significant. The Company’s current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company’s innovations and proprietary rights. The Company has dozens of U.S. and foreign patents pending and granted. Of those U.S. patents granted, the following is a non-exclusive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents): Quick Release Appliance Cord Assemblies (US 6,719,576 and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,470 and 6,354,194, March 2019), Food Processor (4,884,755 and 5,680,997, October 2014), Microwave Corn Popper Device and Methods (5,357,879, March 2012), Heater (D456,500, April 2016), and Parabolic Heater (D456,067, April 2016). To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.

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

The ability to meet U.S. Department of Defense demands also necessitates the carrying of large inventories in the defense segment.

6. Order Backlog

Shipment of most of the Company’s Housewares/Small Appliance Products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog. New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

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

Shipment of Absorbent Products typically occurs within 15 to 60 days from receipt of an order and thus there is usually no substantial long term backlog of orders.

C.	PLANT CLOSINGS

See Footnote M in the Notes to the Consolidated Financial Statements.

D.	ACQUISITIONS

See Footnote L in the Notes to the Consolidated Financial Statements.

E.	AVAILABLE INFORMATION

The Company has a web site at www.gopresto.com. The contents of the Company’s web site are not part of, nor are they incorporated by reference into this annual report.

The Company does not make available on its web site its annual reports on Form 10-K or 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act because those reports are already readily available to the public on the SEC web site at www.sec.gov. The Company does provide paper copies of its annual report free of charge upon request.

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

The Company’s Eau Claire facility is approximately 470,000 square feet. Presto Absorbent Products, Inc. leases approximately 320,000 square feet of this area. Leases for 14,000 square feet of this area have been entered into with outside tenants. The Company’s corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville, Wisconsin, and East Camden, Arkansas; and Absorbent Products manufacturing facilities located in Marietta, Georgia; and two warehousing facilities which are located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment. Manufacturing ceased at the Jackson plant during the fourth quarter of 2002 since the Company is outsourcing all of its Housewares/Small Appliances. (See Note M in the Notes to the Consolidated Financial Statements.)

The Janesville facility is comprised of approximately 72,000 square feet. The Camden operation leases approximately 62,000 square feet. The Marietta, Georgia facility contains 104,000 square feet of leased space.

The Jackson facility contains 283,000 square feet. The Company leases a 191,900 square foot building in Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,200 square feet has been leased in adjacent buildings for warehousing.

The facilities in use for each of the segments are believed to be adequate for their ongoing business needs.

ITEM 3.	LEGAL PROCEEDINGS

See Footnote I in the Notes to the Consolidated Financial Statements.

See Item 1.B.3. for information regarding certain environmental matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on October 18, 2005, at which the election of two Directors and an amendment of the Restated Articles of Incorporation were submitted for a vote. Both Directors were elected with the following vote totals: James F. Bartl with 6,012,013 “For”, 145,925 “Against”, 68,815 “Abstain”, and 172,159 “Broker Non-Votes”; and Joseph G. Stienessen with 6,154,787 “For”, 3,151 “Against”, 68,815 “Abstain”, and 172,159 “Broker Non-Votes”. The amendment related to Article 6(A) of the Restated Articles of Incorporation, reducing the number of directors from six to five. This amendment received the following vote totals: 6,118,506 “For”, 97,178 “Against”, 10,802 “Abstain”, and 172,426 “Broker Non-Votes”.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2005			2004
	Applicable Dividends Paid	Market Price		Applicable Dividends Paid	Market Price
	Per Share	High	Low	Per Share	High	Low
First Quarter	$1.67	$45.51	$39.59	$1.17	$40.30	$35.89
Second Quarter	—	45.47	38.85	—	42.22	37.62
Third Quarter	—	48.35	42.60	—	42.19	38.30
Fourth Quarter	—	47.35	42.65	—	46.70	39.15

Full Year	$1.67	$48.35	$38.85	$1.17	$46.70	$35.89

Common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”. As of August 15, 2007, there were 425 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees. During the fourth quarter of 2005, the Company did not purchase any of its equity securities.

Code of Ethics

The Company has adopted a code of business conduct and ethics which is posted on its web site at www.gopresto.com.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3, 4 and 5 and any amendments thereto pursuant to Section 16 of the Securities and Exchange Act of 1934, the Company believes all such forms were filed on a timely basis by reporting persons during the fiscal year ended December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

	(in thousands except per share data)
For the years ended December 31,	2005		2004		2003		2002		2001
	(As restated. See Note R of the Consolidated Financial Statements.)
Net sales	$184,565		$158,956		$125,744		$124,784		$112,187

Net earnings	16,417	*	15,441	*	15,477	*	8,690	*	6,286	*

Net earnings per share – Basic	2.41	*	2.26	*	2.27	*	1.27	*	.92	*
Net earnings per share – Diluted	2.40	*	2.26	*	2.27	*	1.27	*	.92	*

Total assets	307,415		302,006		298,565		289,994		284,076

Dividends paid per common share applicable to current year	1.67		1.17		0.92		0.92		2.00

*

Net earnings for 2005 reflect the impairment of the Absorbent Segment goodwill of $2,550,000 ($.37 per basic share), after tax. For 2004 the net effect of the reversal of the LIFO reserve vis a vis 2003 resulted in a net comparative earnings decline of $2,695,000 or $.40 per share which was in part offset by the absence of the $1,137,000 ($.17 per share) plant closing charge taken in 2003. The impact of the pension termination resulted in a net comparative earnings decline of $1,371,000 or $.20 per share. 2003 net earnings reflect after tax charges of $1,137,000 ($.17 per share) related to plant closing expenses and $817,000 ($.12 per share) related to converting a defined benefit pension plan into a defined contribution plan, which were more than offset by the partial reversal of the LIFO reserve stemming from the shut down of domestic plants, net of tax, $3,122,000 ($.46 per share). 2002 includes $2,843,000 -- $.42 per share versus 2001’s $4,771,000 -- $.70 per share for after-tax expenses relating to plant closings. 2002 earnings also reflect $1,040,000 or $.15 per share after-tax charge primarily related to the early retirement of long term employees. The 2002 expenses were largely offset ($3,259,000 or $.48 per share after-tax) by the partial reversal of the LIFO reserve stemming from the shutdown of the domestic manufacturing plants.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K/A, in the Company’s 2005 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held October 18, 2005, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping; changes in government requirements and funding of government contracts, and the efficient start-up and utilization of capital equipment investments. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

As indicated in Note R of the Consolidated Financial Statements, certain figures have been restated from those reported in the Form 10-K filed in March 2006.

2005 COMPARED TO 2004

Readers are directed to Note N, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2005 and 2004.

On a consolidated basis, sales were up by $25,609,000 (16%), gross profit down by $1,785,000 (5%), and selling and general expense down by $2,965,000 (17%). Other income, principally interest, increased by $760,000 (21%), as did earnings before provision for income taxes by $1,320,000 (6%), and net earnings by $976,000. Details concerning these changes can be found in the comments by segment found below.

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

Housewares/Small Appliance gross profit for 2005 increased $326,000 from $30,649,000 to $30,975,000, while gross profit as a percentage of sales decreased from 29% in 2004 to 28% in 2005. Defense gross profit dollars increased $1,697,000 from $7,867,000 to $9,564,000, while the gross profit percentage decreased from 32% to 26%. The increase in gross profit dollars is primarily attributable to the increased volume referenced above, while the decrease in percentage relates to a less favorable product sales mix. Absorbent products gross profit dropped from $1,550,000 in 2004 to a loss of $2,258,000 in 2005. The decline stemmed primarily from cost inefficiencies of a startup/learning curve nature related to the installation of new state-of-the-art machinery, and increased material costs.

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

In the third quarter of 2003 the Company announced its decision to terminate its defined benefit pension plan (see Note G). As a result, the Company recorded a pre-tax charge of $3,528,000 for 2004 upon settlement of the pension obligation. Note G also includes information regarding assumptions used to value the pension plan.

During the fourth quarter of 2005, goodwill for the absorbent products segment was deemed impaired because of the losses experienced by the segment. Using a multiple of earnings to estimate fair value, it was determined that goodwill was fully impaired. This resulted in a charge to the current year’s earnings of $2,550,000, net of tax.

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

Earnings before provision for income taxes increased $1,320,000 from $22,706,000 to $24,026,000. The provision for income taxes increased from $7,265,000 to $7,609,000, which resulted in an effective income tax rate of 32% for both years. Net earnings increased $976,000 from $15,441,000 to $16,417,000.

2004 COMPARED TO 2003

Readers are directed to Note N, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2004 and 2003.

On a consolidated basis, sales were up by $33,212,000 (26%), gross profit by $2,605,000 (7%), and selling and general expense by $1,956,000 (13%). Other income, principally interest decreased by $649,000 (15%), as did earnings before provision for income taxes by $377,000 (2%), and net earnings by $36,000. Details concerning these changes can be found in the comments by segment found below.

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

Housewares/Small Appliance gross profit for 2004 decreased $2,970,000 from $33,619,000 to $30,649,000, or 32% in 2003 versus 29% in 2004 as a percentage of sales. The gross profit decrease was primarily attributable to a comparatively smaller benefit received in 2004 from the partial reversal of Manufactured Product LIFO reserve (as discussed in Notes B & M), offset in part by two elements which were approximately equal – the margin increase stemming from the increased sales volume and a reduction in the warranty reserve (see Note A(14)). Defense gross profit increased $4,741,000 from $3,126,000 to $7,867,000, primarily due to increased volume referenced above. Gross margin was largely unchanged – 32% in 2004 versus 31% in 2003. Absorbent products gross profit increased $834,000 from $716,000 to $1,550,000, reflecting the increased volume stated above. Gross margin as a percentage of sales decreased from 6.2% to 5.5%, largely as a result of the effort to fill orders created by the above mentioned competitor’s exit from the business without having the requisite machine capacity in place to efficiently handle the added volume. As mentioned in the Liquidity section below, efforts were in process to expand that capacity.

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

Fiscal year 2003 included pre-tax plant closing charges of $1,834,000 relating to the closing of the Company’s Housewares/Small Appliance manufacturing operations in Jackson, Mississippi, and Alamogordo, New Mexico (See Note M). Also, in the third quarter of 2003, the Company announced its decision to terminate its defined benefit pension plan (See Note G). As a result, the Company recorded pre-tax charges of $3,528,000 and $1,317,000 for fiscal years 2004 and 2003, respectively. Note G also includes information regarding assumptions used to value the pension plan.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $22,337,000 during 2005 compared to $5,779,000 during the comparable period in the prior year. The principal factors behind the increase can be found in the changes in the components of working capital and the pension charge element within the statement of cash flows.

Cash provided by investing activities was $33,574,000 during 2005 compared to $13,144,000 used during 2004. The change in cash flow is primarily attributable to two factors. First, more marketable securities were converted into cash and cash equivalents during 2005 than in 2004, either as a result of tendering of demand instruments with put options or through the maturity of securities. Second, payments for fixed asset additions were higher during 2004 than in 2005, reflecting the timing of payments for the equipment for the absorbent product expansion and the modification of the Jackson, Mississippi plant to a warehousing and shipping facility.

Based on the accounting profession’s latest interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes which had previously been included in cash and cash equivalents on the 2005 and 2004 consolidated financial statements, were reclassified as marketable securities. (See Note R of the Notes to Consolidated Financial Statements, infra). This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), and subsequent reclassification has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s portfolio. As of December 31, 2005, the portfolio included $39,444,000 of variable rate demand notes classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash used in financing activities for 2005 and 2004 increased primarily as a result of the $.50 per share increase in the extra dividend paid during those years.

As a result of the foregoing factors, cash and cash equivalents increased in 2005 by $44,507,000 to $62,023,000.

Working capital decreased by $2,041,000 to $212,721,000 at December 31, 2005, reflecting an increase in the current income tax liability stemming from the increase in current year earnings. The Company’s current ratio was 6.3 to 1.0 at fiscal 2005 year-end, compared to 6.5 to 1.0 at the end of fiscal 2004.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. The interest rate increases over the past several quarters, partially offset by the reduction in the Company’s investment holdings, currently has resulted in increased levels of interest income for the Company. There can be no assurance that interest rates will not decline. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies, and is not controllable by the Company.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $150,000,000 at December 31, 2005, and $43,000,000 at December 31, 2004. Backlog is defined as the value of funded orders from the customer less the amount of sales recognized against the funded order. It is anticipated that the backlog will be performed during a 14 to 18-month period.

CONTRACTUAL OBLIGATIONS

The below table discloses a summary of the Company’s specified contractual obligations at December 31, 2005:

	Payments Due By Period (In Thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$2,366	$592	$410	$201	$1,163
Purchase obligations(1)	92,696	92,696	—	—	—
Earn-out and incentive payments(2)	16,592	375	16,217	—	—

Total	$111,654	$93,663	$16,627	$201	$1,163

(1) Purchase obligations include outstanding purchase orders at December 31, 2005. Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, and to material suppliers in the Defense and Absorbent Products segment. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be estimated.

(2) The Company has agreed to make certain payments dependent upon the future performance of the companies in the defense and absorbent products segments. The expected payments noted above were based upon the anticipated future levels of earnings of these companies.

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

Inventories

New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product. There were no such obsolescence issues that had a material effect during the 2005, 2004 or 2003; accordingly, the Company did not record a reserve for obsolete product. In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.

Self-Insured Product Liability and Health Insurance

The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs. The Company is partly insured for product liability claims, and therefore records an accrual for known claims and incurred but not reported claims, including an estimate for related legal fees in the Company’s consolidated financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(16) for information related to the future effect of adopting new accounting pronouncements on the Company’s consolidated financial statements.

SEC LITIGATION

Please refer to Footnote I in the Notes to the Consolidated Financial Statements for discussion on this item.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds. As a result of the restatement referenced in Note R of the Notes to Consolidated Financial Statements, 7-day variable rate demand notes are now categorized as marketable securities. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The balance of the Company’s investments are held primarily in fixed and variable rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2005, 2004 and 2003. There is no similar provision applicable to the Chinese Yuan which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the Yuan vis-à-vis the U.S. Dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.

The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Reports of its Independent Registered Public Accountants are contained on pages F-1 through F-21 of this report.

B.	Quarterly financial data is contained in Note P in Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have no disagreements with accountants on accounting and financial disclosure, but there has been a change in accountants. The change stemmed from the lawsuit that the Securities and Exchange Commission (SEC) filed in July 2002 in the federal district court in Chicago, Illinois, against National Presto Industries, Inc. alleging the Company operated as an unregistered investment company from 1992 through 2002. The case did not involve fraud, deceptive practices, or questionable accounting methods. The federal district judge granted the SEC’s motion for summary judgment on October 31, 2005. On December 23, 2005, the judge ordered the Company to register under the Investment Company Act. As he barred the Company from operating in interstate commerce until the filing was completed, the Company immediately filed the requisite application, albeit under protest, indicating that it did not meet the filing criteria. The Company filed a notice of appeal from the decision to the Federal Circuit Court of Appeals in the 7th Circuit. On May 15, 2007, the appellate court reversed the lower court, ruling that the Company is not and has never been an investment company and that the Company was free to drop its registration under the Investment Company Act and operate under the Securities Exchange Act of 1934 whether or not the SEC gave its formal approval to that step.

Prior to the appellate court’s decision, there was considerable discussion between the Company’s outside counsel and the SEC staff on the manner in which financial information was to be presented during the period in which the appeal was pending. As a result of the controversy surrounding the SEC’s staff’s ultimate mandate that an investment company footnote be inserted into the Company’s financial statements for the year ended December 31, 2005, Grant Thornton withdrew its opinion for the years ending December 31, 2005, 2004, and 2003. Subsequently, the firm withdrew from the audit engagement as well. Despite the 7th Circuit Court of Appeals’ decision, Grant Thornton would not reinstate its opinions, necessitating the reaudit of all three years by the successor auditor, Virchow Krause & Co. LLP

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2005.

Management has reviewed the restatements of the insurance reserve and goodwill and noted that they are part of a reaudit in which the parties have the luxury of hindsight. The actual verdict or settlement value of many of the product liability claims that were open at the time of the earlier audits were known by the time the reaudits occurred, as was the future year’s performance of the absorbent product business and the decision to close the Atlanta facility. The line between change in audit estimate or a misapplication of Generally Accepted Accounting Principles (GAAP) is a fine one. For purposes of this control review, Management has elected to deem the level of the product liability reserve and the failure to recognize the impairment of goodwill as a misapplication of GAAP and hence an error and a material weakness under Paragraph Number 140 of the PCAOB Auditing Standard No. 2. In the future, management will correct these weaknesses by a) Using the best point in the range or a low point rather than a judgmental mid-point in determining the portion of the insurance reserve applicable to product liability and b) Performing a more robust review as of the beginning of the fourth quarter to determine whether any goodwill impairment has occurred.

Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company had a material weakness in internal control over financial reporting solely relating its use of a judgmental mid-point in determining its reserve for insurance and its failure to perform a robust review of goodwill and that, solely for this reason, its internal control over financial reporting and its disclosure controls and procedures were not effective as of that date.

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

NPI management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2005, the Company had a material weakness in internal control over financial reporting solely relating to its use of a judgmental mid-point in determining its reserve for product liability insurance and its failure to perform a robust review of goodwill and that, solely for these reasons, its internal control over financial reporting and its disclosure controls and procedures were not effective as of that date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

National Presto Industries, Inc.

We were engaged to audit management’s assessment included in the accompanying Management’s Assessment of Internal Control over Financial Reporting that National Presto Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

The Company did not engage us until November 28, 2006. Accordingly, we were unable to perform sufficient auditing procedures necessary to form an opinion on either management’s assessment or on the effectiveness of the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment. Management’s disclosure of the material weakness is not fairly presented in all material respects. Information necessary to fairly describe the material weakness is as follows:

Controls over the application of generally accepted accounting principles to material account balances and controls over adequacy of analysis and documentation supporting key accounting judgments and estimates – The Company did not maintain effective internal controls relating to its processes for determining, monitoring, disseminating, implementing and updating accounting policies that complied with accounting principles generally accepted in the United States of America. The Company did not provide for adequate analysis supporting the development or evaluation of certain key estimates embodied in its financial statements using information available at the time the estimates were formed or subsequently evaluated, nor did it have effective internal controls to ensure that the estimates were properly recorded on its financial statements. Because of this weakness, the Company restated its previously issued 2005, 2004, and 2003 annual financial statements to correct for overstatements of the products liability reserve and restated its previously issued 2005 annual financial statements to account for the impairment of goodwill. Therefore, a reasonable possibility existed that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by the Company’s internal controls over financial reporting and that the Company had not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such consolidated financial statements.

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

Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated August 23, 2007 expressed an unqualified opinion on those financial statements.

/s/ Virchow Krause & Company, LLP

Minneapolis, Minnesota

August 23, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President and Chief Executive Officer	55

James F. Bartl	Senior Vice President and Secretary	67

Neil L. Brown	Vice President, Purchasing	63

Donald E. Hoeschen	Vice President, Sales	60

Larry Tienor	Vice President, Engineering	59

Randy Lieble	Vice President, Treasurer and Chief Financial Officer	54

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

Mr. Lieble was elected Secretary in November 2006 and Vice President in October 2004. Prior to 2004, he had been elected Treasurer in November 1995 and the additional position of Chief Financial Officer in November 1999. He has been associated with the registrant since 1977. Prior to becoming an officer, he was Manager of Investments and Government Contracts.

Section 16(a) beneficial ownership reporting compliance information is incorporated by reference to the “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” section of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders. The Company has adopted a code of ethics, entitled the “Corporate Code of Conduct,” which is set forth in the Corporate Governance section of the Company’s website located at www.gopresto.com.

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

In connection with the fees paid to Grant Thornton, the information found in the Principal accountant fees and services information is herein incorporated by reference to the “INDEPENDENT PUBLIC ACCOUNTANTS” section of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

On November 27, 2006, the Audit Committee of the Board of Directors of the Company engaged Virchow, Krause & Company, LLP as the Company’s independent registered public accounting firm. As part of its engagement, Virchow Krause was to audit the financial statements for the years ended December 31, 2005 and December 31, 2006. During the two most recent fiscal years, the Company did not consult Virchow Krause with respect to (i) the application of accounting principles to any transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Virchow Krause & Company, LLP did not provide any financial information, design or implementation services for the Company during fiscal years ended December 31, 2005 and 2006.

The Company estimates the following fees have been incurred and will be billed:

	Audit Fees(1)	Audit Related Fees	Tax Fees	All Other Fees

Year ended December 31, 2005	$190,000	$——	$——	$—

(1) The Company estimates total billings from Virchow Krause & Co, LLC will be $413,000 related to the reaudits of fiscal years 2003 and 2004.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K/A:
Form 10-K/A Page Reference

	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2005 and 2004 (Restated)	F-1 & F-2

		b.	Consolidated Statements of Earnings - Years ended December 31, 2005, 2004 and 2003 (Restated)	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003 (Restated)	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2005, 2004 and 2003 (Restated)	F-5

		e.	Notes to Consolidated Financial Statements (Restated)	F-6 - F-23

		f.	Report of Independent Registered Public Accounting Firm	F-24

	2.	Consolidated Financial Statement Schedules:

		Schedule II – Valuation and Qualifying Accounts		F-25

(b)	Exhibits:

Exhibit Number		Description

Exhibit 3	(i) –	Restated Articles of Incorporation, attached

	(ii) –	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company’s quarterly report on Form 10-Q for the quarter ended October 3, 1999

Exhibit 9	–	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 10.1*	–	1988 Stock Option Plan - incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

Exhibit 10.2*	–

Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan - Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

Exhibit 11	–	Statement Re Computation of Per Share Earnings

* Compensatory Plans

	Exhibit 21	–	Parent and Subsidiaries

	Exhibit 23.1	–	Consent of Virchow Krause & Co. LLP

	Exhibit 31.1	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	–	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	–	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Schedules:

Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

(registrant)

By:	/S/ Randy F. Lieble
Randy F. Lieble, Vice President Treasurer, Secretary, and Chief Financial Officer (Principal Accounting Officer)

By:	/S/ Richard N. Cardozo	By:	/S/ Joseph G. Stienessen
	Richard N. Cardozo Director		Joseph G. Stienessen Director

By:	/S/ Patrick J. Quinn	By:	/S/ Maryjo Cohen
	Patrick J. Quinn Director		Maryjo Cohen Chair of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ Melvin S. Cohen
Melvin S. Cohen Director

Date:  August 24, 2007

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31
	2005		2004
ASSETS	(Restated, See Note R)		(Restated, See Note R)

CURRENT ASSETS:

Cash and cash equivalents		$62,023		$17,516

Marketable securities		111,552		163,304

Accounts receivable	$32,764		$34,041

Less allowance for doubtful accounts	480	32,284	480	33,561

Inventories:

Finished goods	20,771		17,632

Work in process	8,431		8,798

Raw materials	8,477	37,679	7,697	34,127

Other current assets		9,687		5,169

Total current assets		253,225		253,677

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements	1,855		1,836

Buildings	10,878		10,804

Machinery and equipment	55,369		42,112

	68,102		54,752

Less allowance for depreciation	17,618	50,484	13,527	41,225

GOODWILL		3,556		6,954

OTHER ASSETS		150		150

		$307,415		$302,006

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31
	2005		2004
LIABILITIES	(Restated, See Note R)		(Restated, See Note R)

CURRENT LIABILITIES:

Accounts payable		$18,084		$18,439

Federal and state income taxes		8,282		5,804

Accrued liabilities		14,138		14,672

Total current liabilities		40,504		38,915

DEFERRED INCOME TAXES		376		1,576

COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2005 and 2004
Issued: 7,440,518 shares at December 31, 2005 and 2004
Outstanding: 6,828,700 and 6,823,251 shares at December 31, 2005 and 2004, respectively	$7,441		$7,441

Paid-in capital	1,135		1,050

Retained earnings	277,033		272,010

Accumulated other comprehensive income (loss)	(141)		93

	285,468		280,594

Treasury stock, at cost, 611,818 shares in 2005 and 617,267 shares in 2004	18,933		19,079

Total stockholders’ equity		266,535		261,515

		$307,415		$302,006

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share data)

	For the years ended December 31,
	2005	2004	2003
	(Restated, See Note R)
Net sales	$184,565	$158,956	$125,744

Cost of sales	146,284	118,890	88,283

Gross profit	38,281	40,066	37,461

Selling and general expenses	14,452	17,417	15,461

Plant closing costs	—	—	1,834

Pension plan termination	—	3,528	1,317

Goodwill Impairment	4,148	—	—

Operating profit	19,681	19,121	18,849

Other income, principally interest	4,345	3,585	4,234

Earnings before provision for income taxes	24,026	22,706	23,083

Provision for income taxes	7,609	7,265	7,606

Net earnings	$16,417	$15,441	$15,477

Weighted average shares outstanding:
Basic	6,826	6,821	6,820
Diluted	6,827	6,823	6,821

Net earnings per share:
Basic	$2.41	$2.26	$2.27
Diluted	$2.40	$2.26	$2.27

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	(Restated, See Note R)
	In Thousands
For the years ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net earnings	$16,417	$15,441	$15,477
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	4,245	3,310	2,353
Deferred income taxes	(1,485)	126	2,252
Pension charges	—	2,052	322
Plant closing and asset impairment charges	—	—	(950)
Goodwill Impairment	4,148	—	—
Other	555	1,160	694
Changes in operating accounts, net of acquisitions:
Accounts receivable, net	1,277	(4,657)	(572)
Inventories	(3,552)	(9,489)	1,804
Other current assets	(1,607)	(50)	(308)
Accounts payable and accrued liabilities	(139)	(2,256)	(917)
Federal and state income taxes	2,478	142	2,019
Net cash provided by operating activities	22,337	5,779	22,174

Cash flows from investing activities:
Marketable securities purchased	(89,088)	(111,237)	(75,096)
Marketable securities - maturities and sales	140,482	127,895	72,018
Acquisition of property, plant and equipment	(13,832)	(28,188)	(2,903)
Acquisition of businesses	(1,500)	(2,373)	(7,595)
Deposit for acquisition of business	(2,500)	—	—
Sale of property plant and equipment	12	759	1,434
Other	—	—	88
Net cash provided by (used in) investing activities	33,574	(13,144)	(12,054)

Cash flows from financing activities:
Dividends paid	(11,394)	(7,977)	(6,284)
Purchase of treasury stock	—	—	(425)
Other	(10)	—	—
Net cash used in financing activities	(11,404)	(7,977)	(6,709)

Net increase (decrease) in cash and cash equivalents	44,507	(15,342)	3,411
Cash and cash equivalents at beginning of year	17,516	32,858	29,447
Cash and cash equivalents at end of year	$62,023	$17,516	$32,858

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$6,617	$6,996	$3,336

Supplemental disclosure of non-cash investing and financing activities:

As of December 31, 2005, 2004, and 2003, the unrealized gain (loss) on available for sale securities, net of tax was ($141), $93, and $600.

During 2005 and 2004, $750,000 and $1,250,000, respectively, were accrued for goodwill related to the acquisition of NCN Hygienic Products, Inc. Included in accounts payable at December 31, 2003, is $2,623,000 related to the accrued purchase price of NCN Hygienic Products, Inc.

During 2003, an additional $1,095,000 was accrued for the Company’s minimum pension liability.

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share data)

	For the years ended December 31, 2005, 2004, 2003
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
	Restated, See Note R
Balance December 31, 2002, as previously reported	$7,441	$998	$249,313	$(698)	$(18,797)	$238,257

Product Liability Restatement Adjustment, net of tax			$6,040			6,040

Balance December 31, 2002, as restated (See Note R)	$7,441	$998	$255,353	$(698)	$(18,797)	$244,297

Net earnings			15,477			15,477

Unrealized gain on available for sale securities, net of tax				(67)		(67)

Minimum pension liability adjustment, net of tax				(674)		(674)

Total comprehensive income						14,736

Dividends paid, $.92 per share			(6,284)			(6,284)

Purchase of treasury stock - 16,300 shares					(425)	(425)

Other		(7)			(8)	(15)

Balance December 31, 2003	7,441	991	264,546	(1,439)	(19,230)	252,309

Net earnings			15,441			15,441

Unrealized loss on available for sale securities, net of tax				(507)		(507)

Minimum pension liability adjustment, net of tax				2,039		2,039

Total comprehensive income						16,973

Dividends paid, $1.17 per share			(7,977)			(7,977)

Other		59			151	210

Balance December 31, 2004	7,441	1,050	272,010	93	(19,079)	261,515

Net earnings			16,417			16,417

Unrealized loss on available for sale securities, net of tax				(234)		(234)

Total comprehensive income						16,183

Dividends paid, $1.67 per share			(11,394)			(11,394)

Other		85			146	231

Balance December 31, 2005	$7,441	$1,135	$277,033	$(141)	$(18,933)	$266,535

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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

Cash and Cash Equivalents: The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds. The Company deposits its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

The Company’s cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the bank for payment of $2,308,000 and $3,305,000 at December 31, 2005 and 2004, are included as reductions of cash and cash equivalents.

Marketable Securities: The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Highly liquid, tax exempt variable rate demand notes with put options exercisable in three months or less are classified as marketable securities. (See Note R.)

At December 31, 2005 and 2004, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at December 31 is shown in the table:

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost (As restated)	Fair Value (As Restated)	Unrealized Gains	Unrealized Losses
December 31, 2005
Tax-exempt government bonds	$111,768	$111,552	$13	$229
Equity securities	—	—	—	—
Total marketable securities	$111,768	$111,552	$13	$229

December 31, 2004
Tax-exempt government bonds	$162,020	$162,083	$201	$137
Equity securities	1,142	1,221	226	147
Total marketable securities	$163,162	$163,304	$427	$284

Proceeds from sales of marketable securities totaled $140,482,000 in 2005, $127,895,000 in 2004, and $72,018,000 in 2003. Gross gains related to sales of marketable securities totaled $203,000, $0, and $0 in 2005, 2004, and 2003, respectively. There were no gross losses related to sales of marketable securities in 2005, 2004, and 2003. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income and were gains (losses) of ($216,000), $142,000 and $924,000 before taxes at December 31, 2005, 2004, and 2003. No unrealized gains (losses) were transferred out of accumulated other comprehensive income (loss) during the years ended December 31, 2005, 2004, or 2003.

The contractual maturities of the marketable securities held at December 31, 2005 are as follows: $62,355,000 within one year, $12,796,000 beyond one year to five years, $13,235,000 beyond five years to ten years, and $23,166,000 beyond ten years. All of the instruments in the beyond five year range are variable rate demand notes which as noted above can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

(4)

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.

(5)

ACCOUNTS RECEIVABLE: The Company’s accounts receivable are related to sales of products. Credit is extended based on prior experience with the customer and evaluation of customers’ financial condition. Accounts receivable are primarily due within 30 days. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on the Company’s historical collection experience, adverse situations that may affect the customers’ ability to pay, and prevailing economic conditions.

(6)

INVENTORIES: Housewares/Small Appliance segment inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method. Inventories for the Defense and Absorbent Products segments are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.

(7)

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Straight-line depreciation is provided in amounts sufficient to relate the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements. The Company reviews long-lived assets, consisting principally of property, plant and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.

(8)

GOODWILL: The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. A goodwill impairment was recognized in the Company’s Absorbent Products segment during 2005, 2004, and 2003 in the amount of $4,148,000, $0, and $0, respectively. The 2005 goodwill impairment amount included a $750,000 earn-out accrued during the fourth quarter of 2005. The Company’s goodwill as of December 31, 2005 and 2004 was $3,556,000 and $3,556,000 relating to its Defense Products segment. In addition, at December 31, 2005 and 2004, goodwill of $0 and $3,398,000 related to its Absorbent Products segment.

The Company’s annual impairment testing date during the current year was October 3, 2005. As of that date, goodwill for one of the Company’s reporting units within the Absorbent Products segment was deemed impaired because of the declining profitability experienced by the reporting unit. Using a multiple of earnings to estimate fair value, it was determined that goodwill was fully impaired. (See Note R.) For the defense segment, no impairment was indicated. The Company has no intangible assets, other than goodwill.

(9)

REVENUE RECOGNITION: For all of its segments, the Company generally recognizes revenue when product is shipped or title passes pursuant to customers’ orders, the price is fixed and collection is reasonably assured. For the Housewares/Small Appliances segment, the Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment. Net sales for this segment are arrived at by deducting early payment discounts and cooperative advertising from gross sales. The Company records cooperative advertising when revenue is recognized.

(10)

SHIPPING AND HANDLING COSTS: In accordance with the Emerging Issues Task Force (EITF) issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping costs in cost of goods sold.

(11)

ADVERTISING: The Company’s policy is to expense advertising as incurred and include it in selling and general expenses. Advertising expense was $567,000, $3,665,000 and $4,768,000 in 2005, 2004 and 2003.

(12)

STOCK OPTIONS: The intrinsic value method is used for valuing stock options issued. The pro forma effect on earnings of accounting for stock options using the fair value method is not material. See Note F.

(13)

ACCUMULATED OTHER COMPREHENSIVE INCOME: At December 31, 2005, the $141,000 of accumulated comprehensive loss relates to the unrealized loss on the Company’s available-for-sale marketable security investments. At December 31, 2004, the $93,000 of accumulated comprehensive income relates to the unrealized gain on the Company’s available-for-sale marketable security investments. These amounts are recorded net of tax effect of $76,000 and $50,000 for 2005 and 2004, respectively.

(14)

PRODUCT WARRANTY: The Company’s Housewares/Small Appliance segment’s products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 1 to 12 years from date of purchase. The Company allows a 60-day over-the-counter initial return privilege through cooperating dealers. The Company services its products through a corporate service repair operation. The Company’s service and warranty programs are competitive with those offered by other manufacturers in the industry. The Company determines its product warranty liability based on historical percentages which have remained relatively consistent over the years.

The product warranty liability is included in accounts payable on the balance sheet. The following table shows the changes in product warranty liability for the period:

	(In Thousands)
	2005	2004
Beginning balance January 1,	$1,698	$2,115

Accruals during the period	2,452	1,626

Charges / payments made under the warranties	(2,117)	(2,043)

Balance December 31	$2,033	$1,698

(15)

INCOME TAXES: Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported. Income tax contingencies are accounted for in accordance with Statement of Financial Accounting Standards No. 5 “SFAS 5”), “Accounting for Contingencies.” See Note H infra for summaries of the provision, the effective tax rates, and the tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities.

(16)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

SFAS No. 154

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

FIN 48

The Financial Accounting Standards Board (FASB) has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect of adopting FIN No. 48 on its consolidated financial statements.

FASB 157

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.

FASB 158

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Under SFAS No. 158, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Because the Company terminated its pension plan in 2004, the Company does not expect the adoption of SFAS No. 158 to have a material effect on its consolidated financial statements.

FASB 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its respective financial position and results of operations.

B.	INVENTORIES:

The amount of inventories valued on the LIFO basis was $17,967,000 and $14,848,000 as of December 31, 2005 and 2004, respectively, and consists of housewares/small appliance finished goods. Under LIFO, inventories are valued at approximately $176,000 and $0 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2005 and 2004, respectively. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

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

At December 31, 2005 accrued liabilities consisted of payroll $4,524,000, product liability $6,087,000, environmental $1,837,000, plant closing costs $385,000, and other $1,305,000. At December 31, 2004 accrued liabilities consisted of payroll $4,201,000, product liability $6,135,000, environmental $2,011,000, plant closing costs $530,000, and other $1,795,000.

The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs. The Company is partly self-insured for product liability claims, and therefore records an accrual for known claims and incurred but unreported claims in the Company’s consolidated financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. As discussed in Note R, the Company’s previously reported product liability accrual was restated. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations.

D.	TREASURY STOCK:

As of December 31, 2005, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares. No shares were reacquired in either 2005 or 2004. Treasury shares have been used for the exercise of stock options and to fund a portion of the Company’s 401(k) contributions.

E.	NET EARNINGS PER SHARE:

Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 3,750 shares of common stock with a weighted average exercise price of $39.29 were outstanding at December 31, 2003, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares. There were no antidilutive options outstanding at December 31, 2005 or 2004.

The following is a reconciliation of basic and diluted net income per share for the years ended December 31, 2005, 2004, and 2003:

	(IN THOUSANDS EXCEPT PER SHARE DATA)
	2005	2004	2003
	(As restated)
Net earnings (1)	$16,417	$15,441	$15,477

Weighted average common shares outstanding (2)	6,826	6,821	6,820
Common share equivalents relating to stock options	1	2	1
Adjusted common and common equivalent shares for computation (3)	6,827	6,823	6,821

Net earnings per share:
Basic (1)/(2)	$2.41	$2.26	$2.27
Diluted (1)/(3)	$2.40	$2.26	$2.27

F.	STOCK OPTION PLAN:

The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for key employees. Stock options for 1,000 shares at a weighted average price of $38.63 per share were outstanding at December 31, 2005. Stock options for 2,000 shares at a weighted average price of $39.11 per share were outstanding at December 31, 2004. There were 500 shares exercisable at $38.63 at December 31, 2005 and 1,000 shares exercisable at $39.11 at December 31, 2004. No options were granted during the years ended December 31, 2005 or 2004. The pro forma effect of accounting for stock options using the fair value method is not material.

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

	(In Thousands) Pension Benefits
	2005	2004	2003
Net periodic cost:
Service cost	$—	$38	$361
Interest cost	—	385	724
Expected return on assets	—	(369)	(517)
Amortization of prior service cost	—	—	167
Actuarial loss	—	73	270
Settlement charge	—	3,528	—
Curtailment charge	$—	—	1,317
Net periodic benefit cost	$—	$3,655	$2,322

Change in benefit obligation:
Benefit obligation at beginning of year	$—	$11,572
Service cost	—	38
Interest cost	—	385
Actuarial loss	—	198
Settlement	—	(3,314)
Benefits and expenses paid	—	(8,879)
Benefit obligation at end of year	$—	$—

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$10,313
Employer contributions	—	1,604
Actual return on plan assets	—	276
Settlement	—	(3,314)
Benefits and expenses paid	—	(8,879)
Fair value of plan assets at end of year	$—	$—

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

The Company’s accumulated benefit obligation of $11,572,000 at December 2003 exceeded the fair value of the plan’s assets at December 31, 2003. This caused the Company to recognize an additional minimum liability in the fourth quarter of 2003 of $1,095,000. The Company’s minimum pension liability at December 31, 2003 and 2002 was $3,311,000 and $2,216,000, respectively. There was no unrecognized prior service cost at December 31, 2003. The difference between the additional minimum liability and the intangible asset represents a net loss not yet recognized as net periodic pension cost and was recorded net of tax in other comprehensive income. This additional minimum liability was reversed out of other comprehensive income upon recording the settlement of the plan’s obligations in 2004.

	Weighted-average assumptions used to determine net periodic cost for the years ended December 31:
	2005	2004	2003
Discount rate	N/A	6.00%	6.50%
Expected return on plan assets	N/A	6.50%	6.50%
Rate of compensation increase	N/A	N/A	4.00%

401(k) Plan:

The Company sponsors a 401(k) retirement plan that covers substantially all employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from the treasury stock, including the Company’s related cash dividends, totaled $305,000 in 2005, $240,000 in 2004, and $192,000 in 2003. In addition, the Company contributed $528,000, $481,000, and $0 in cash during 2005, 2004, and 2003, respectively, to the 401(k) plan.

H.	INCOME TAXES:

The following table summarizes the provision for income taxes:

	(In Thousands)
	2005	2004	2003
	(As restated)
Current:
Federal	$7,514	$5,751	$4,381
State	1,580	1,388	974
	9,094	7,139	5,355
Deferred:
Federal	(977)	347	1,958
State	(508)	(221)	293
	(1,485)	126	2,251
Total tax provision	$7,609	$7,265	$7,606

The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	(As restated) 2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
State tax	2.9%	3.3%	3.6%
Tax exempt interest	(6.0)%	(4.8)%	(5.2)%
Other	(0.2)%	(1.5)%	(0.4)%
Effective rate	31.7%	32.0%	33.0%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In Thousands)
	2005	2004
	(As restated)	(As restated)
Current Deferred Tax Assets
Insurance (primarily products liability)	$2,089	$2,319
Deferred Compensation	1,280	610
Environmental	716	774
Vacation	553	499
Other	724	750
Total Current Deferred Tax Asset	$5,362	$4,952

Long-Term Deferred Tax Assets
Goodwill	$1,541	$14
State Attribute Carryforward	132	—

Long-Term Deferred Tax Liability
Depreciation	(2,049)	(1,590)
Net Long-Term Deferred Tax Liability	$(376)	$(1,576)

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

On July 16, 2002, the Securities and Exchange Commission (SEC) filed a lawsuit in the federal district court in Chicago, Illinois, against National Presto Industries, Inc. alleging the Company operated as an unregistered investment company from 1992 through 2002. The case did not involve fraud, deceptive practices, or questionable accounting methods. The federal district judge granted the SEC’s motion for summary judgment on October 31, 2005. On December 23, 2005, the judge ordered the Company to register under the Investment Company Act. As he barred the Company from operating in interstate commerce until the filing was completed, the Company immediately filed the requisite application, albeit under protest, indicating that it did not meet the filing criteria. The Company filed a notice of appeal from the decision to the Federal Circuit Court of Appeals in the 7th Circuit. On May 15, 2007, the appellate court reversed the lower court, ruling that the Company is not and has never been an investment company and that the Company was free to drop its registration under the Investment Company Act and operate under the Securities Exchange Act of 1934 whether or not the SEC gave its formal approval to that step. The decision is final as the time to request a rehearing en banc before the full panel of judges of the 7th Circuit and to petition the Supreme Court for a writ of mandamus has expired.

Prior to the appellate court’s decision, there was considerable discussion between the Company’s outside counsel and the SEC staff on the manner in which financial information was to be presented during the period in which the appeal was pending. As a result of the controversy surrounding the SEC’s staff’s ultimate mandate that an investment company footnote be inserted into the Company’s financial statements for the year ended December 31, 2005, the Company’s predecessor independent registered public accountant, Grant Thornton LLP withdrew its opinion for the years ending December 31, 2005, 2004, and 2003. Subsequently, the firm withdrew from the audit engagement as well. Despite the 7th Circuit Court of Appeals’ decision, Grant Thornton would not reinstate its opinions, necessitating the reaudit of all three years which in turn has delayed the re-filing of the Form 10-K/A for 2005, the filing of the Form 10-K for 2006, and the Form 10-Q’s for 2006 and 2007. Timely filing of annual reports is a New York Stock Exchange requirement for maintenance of a listing. The Exchange has provided the Company with an extension until September 15, 2007 to file its 2006 annual report.

In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

J.	CONCENTRATIONS:

In the Housewares/Small Appliance segment one customer accounted for 27%, 30% and 33% of consolidated net sales for the years ended December 31, 2005, 2004 and 2003. In the Absorbent Products segment, one customer accounted for 14% and 11% of consolidated net sales for the years ended December 31, 2005 and 2004.

The Company sources most of its Housewares/Small Appliances from vendors in the Orient and as a result risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays. Should such problems or delays materialize, products might not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective. In addition, the Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2005, 2004, and 2003. There is no similar provision applicable to the Chinese Yuan which until 2005 had been tied to the U.S. Dollar, but which has since been allowed to float and has appreciated in value. To date any material impact from the change in the value of the currency has been to the cost of products secured via purchase orders issued subsequent to the currency value change. Foreign translation gains/losses are immaterial to the financial statements for all years presented.

The Company’s Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors. As a consequence, this segment’s future business essentially depends on the product needs and governmental funding of the DOD. During 2005 and 2004, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. The

Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination. Materials used in the Defense segment are available from multiple sources.

Raw materials for the Absorbent Products segment are commodities that are available from multiple sources.

K.	ENVIRONMENTAL:

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property. As of December 31, 1998, all remediation projects required at the Company’s Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. Based on factors known as of December 31, 2005, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies, extended monitoring or remediation projects, it is possible that the existing accrual could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company. The Company’s environmental accrued liability was $1,837,000 and $2,011,000 on an undiscounted basis as of December 31, 2005 and 2004, respectively and is included in accrued liabilities on the balance sheet.

Expected future payments for environmental matters are as follows:

(In Thousands)
Years Ending December 31:
2006	$350
2007	270
2008	270
2009	270
2010	270
Thereafter	407
$1,837

L.	BUSINESS ACQUISITIONS:

On July 31, 2003, the Company finalized the acquisition of Spectra Technologies LLC of East Camden, Arkansas, which served to augment the Company’s presence in the defense industry. Spectra is a start-up company engaged in the manufacture, distribution, and delivery of munitions and ordnance-related products. Payment of the purchase price will be made in the form of a cumulative earn-out over a period of time commencing as of the closing and ending on December 31, 2007. The earn-out will be 40% of the first $6.4 million of net income of Spectra and 20% of net income in excess of $6.4 million. Earn-out amounts of $849,000 and $330,000 in 2005 and 2004 were accrued and included in Selling and General Expense.

On October 6, 2003, the Company purchased the assets of NCN Hygienic Products, Inc., a Marietta, Georgia, manufacturer of adult incontinence products and training pads for pets. The acquisition, which facilitated the Company’s entrance into the adult incontinence products market, was accounted for as a purchase with all assets recorded at fair market value. The excess of the purchase price over the net tangible assets has been recorded as goodwill and is included as part of the Company’s Absorbent Products segment. Based upon the purchase price and fair value of the assets acquired, the following represents the allocation of the aggregate purchase price to the acquired net assets of NCN Hygienic Products, Inc.

(In Thousands)
Receivables	$433
Inventory	1,455
Fixed assets	6,180
Goodwill	2,150
Total purchase price	$10,218

An earn-out amount of $750,000 was paid as a result of 2005 performance and was included in the amount of impaired goodwill at December 31, 2005. Goodwill was deemed fully impaired as of October 3, 2005, the annual impairment testing date. (See Goodwill in Note A(8) and Note R.) An earn-out payment of $1,250,000 was added to goodwill in 2004. An additional earn-out amount of $500,000 was paid based upon certain performance targets met through December 31, 2006. The amounts allocated to goodwill are deductible for income tax purposes.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of NCN Hygienic Products, Inc. had occurred as of January 1, 2003:

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

	(In Thousands)
	Employee Termination Benefits	Inventory Write-Down	Other Exit Cost	Total
Balance January 1, 2003	$2,148	$—	$521	$2,669
Additions in 2003	81	322	1,431	1,834
Charges in 2003	(1,393)	(322)	(1,157)	(2,872)
Balance December 31, 2003	836	—	795	1,631

Charges in 2004	(464)	—	(494)	(958)
Changes in estimates	98	—	(241)	(143)
Balance December 31, 2004	470	—	60	530

Charges in 2005	(85)	—	(60)	(145)

Balance December 31, 2005	$385	$—	$—	$385

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

The Housewares/Small Appliances segment designs, markets, and distributes housewares and small appliances. These products are sold directly to retail outlets throughout the United States and also through independent distributors. As more fully described in Note J, the Company primarily sources its Housewares/Small Appliance products from nonaffiliated suppliers located in the Orient.

The Defense segment was started in February 2001 with the acquisition of AMTEC Corporation which manufactures precision mechanical and electromechanical assemblies for the U.S. government and prime contractors. During 2005, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for 40mm practice and tactical ammunition rounds for a period of five years. AMTEC’s manufacturing plant is located in Janesville, Wisconsin. During 2003, this segment was expanded with the acquisition of Spectra Technologies LLC of East Camden, Arkansas. This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. government and prime contractors.

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

	(In Thousands)
	Housewares / Small Appliances		Defense Products		Absorbent Products		Total
Year ended December 31, 2005 (As restated)
External net sales	$111,987		$36,954		$35,624		$184,565
Gross profit (loss)	30,975		9,564		(2,258)		38,281
Operating profit (loss)	21,139		5,797		(7,255	) (6)	19,681
Total assets	232,458		28,471		46,486		307,415
Depreciation and amortization	927		305		3,013		4,245
Capital expenditures	802		2,137		10,893		13,832

Year ended December 31, 2004 (As restated)
External net sales	$106,160		$24,535		$28,261		$158,956
Gross profit	30,649	(4)	7,867		1,550		40,066
Operating profit	13,181	(4) (5)	4,710		1,230		19,121
Total assets	232,999		24,972		44,035		302,006
Depreciation and amortization	1,233		216		1,861		3,310
Capital expenditures	4,067		1,756		22,365		28,188

Year ended December 31, 2003 (As restated)
External net sales	$104,246		$9,996	(2)	$11,502	(3)	$125,744
Gross profit	33,619	(4)	3,126		716		37,461
Operating profit	16,554	(1)(4)(5)	1,595		700		18,849
Total assets	272,176		13,828		12,561		298,565
Depreciation and amortization	1,164		142		1,047		2,353
Capital expenditures	934		1,389		580		2,903

(1)The operating profit in small appliances includes a charge for plant closing costs of $1,834,000 in 2003 which is more fully described in Note M.

(2)Net sales in 2003 include five months’ sales of $250,000 related to the acquisition of Spectra Technologies LLC described in Note L.

(3)Net sales in 2003 include three months’ sales of $2,900,000 related to the acquisition of the assets from NCN Hygienic Products, Inc. described in Note L.

(4)The Company recognized reductions of cost of goods sold of $700,000 in 2004 and $5,000,000 in 2003 resulting from liquidation of its manufacturing LIFO reserve, which is more fully described in Note M.

(5)The operating profit includes pension charges of $3,528,000 in 2004 and $1,317,000 in 2003 which is more fully described in Note G.

(6)The operating profit includes goodwill impairment of $4,148,000 in 2005 which is more fully described in Note A(8).

O.	OPERATING LEASES:

The Company leases office, manufacturing, and warehouse facilities under noncancelable operating leases. Rent expense was approximately $773,000, $854,000, and $491,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Future minimum annual rental commitments are as follows:

(In Thousands)
Years Ending December 31:
2006	$592
2007	205
2008	205
2009	110
2010	91
Thereafter	1,163
$2,366

P.	INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2005 and 2004. The fourth quarter of 2005 net earnings have been restated from previously reported information filed on Forms 10-Q and Form 10-K as a result of the restatement of goodwill as discussed in Note R.

	(In Thousands)
Quarter	Net Sales	Gross Profit	Net Earnings	Earnings per Share (Basic )	Earnings Per Share (Diluted)

2005 (As restated)
First	$35,359	$5,140	$1,276	$0.19	$0.19
Second	34,669	4,931	1,574	0.23	0.23
Third	39,545	7,061	2,657	0.39	0.39
Fourth	74,992	21,149	10,910	1.60	1.59
Total	$184,565	$38,281	$16,417	$2.41	$2.40

2004
First	$25,914	$4,461	$1,495	$0.22	$0.22
Second	24,789	4,323	1,393	0.20	0.20
Third	38,798	9,873	1,989	0.29	0.29
Fourth	69,455	21,409	10,564	1.55	1.55
Total	$158,956	$40,066	$15,441	$2.26	$2.26

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment. This segment builds inventory during the first three quarters to meet the sales demand of the fourth quarter. The other segments are non-seasonal.

The amounts shown in the preceding table differ from those originally as a result of the goodwill impairment more fully described in Note A(8).

	Net Earnings			Earnings per Share (Basic)			Earnings per Share (Diluted)
Quarter	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
2005
First	$1,276	$—	$1,276	$0.19	$—	$0.19	$0.19	$—	$0.19
Second	1,574	—	1,574	0.23	—	0.23	0.23	—	0.23
Third	2,657	—	2,657	0.39	—	0.39	0.39	—	0.39
Fourth	13,460	(2,550)	10,910	1.97	(0.37)	1.60	1.97	(0.38)	1.59
Total	$18,967	$(2,550)	$16,417	$2.78	$(0.37)	$2.41	$2.78	$(0.38)	$2.40

Q.	SUBSEQUENT EVENTS:

On January 30, 2006, the Company purchased the assets of Amron, LLC, an Antigo, Wisconsin, defense manufacturer of cartridge cases used in medium caliber (20-40mm) ammunition. The acquisition enhances the Company’s position as a viable competitive force in medium caliber ammunition programs of the U.S. Department of Army. The original purchase price was $24,000,000, consisting of a $16,000,000 payment at closing and an $8,000,000 earnout amount, which was to be paid based upon certain earnings targets through December 31, 2010. A $4,000,000 earn-out was paid during the first quarter of 2007. On April 13, 2007, the Company reached an agreement with the seller, whereby the remaining earnout obligation was settled by a payment of $2,400,000. Accordingly, the adjusted purchase price is $22,400,000. The earnout and earnout settlement payments will be added to goodwill.

Amron is the primary producer of cartridge cases for the Department of Army’s five-year 40mm Systems Program for which AMTEC Corporation, a Presto subsidiary, is one of two prime contractors. Amron’s key customers include two Army prime contractors, General Dynamics and Alliant Techsystems. Amron sales for calendar year 2005 were approximately $28,000,000.

R.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its consolidated balance sheets as of December 31, 2005 and 2004, its related Consolidated Statements of Operations for the year ended December 31, 2005, and its related Consolidated Statements of Stockholders’ Equity and Cash Flows for each of the fiscal years ended December 31, 2005, 2004 and 2003, and quarterly financial data for 2005. The restatements relate to the Company’s accounting for products liability reserves, variable rate demand notes, and impairment of goodwill.

Products Liability – The Company is partly self-insured for products liability. Historically, the Company’s reserve has been developed using a reasonable range of possible losses from products liability claims based on an analysis of known claims and claims incurred but not reported. Using judgment, a mid-point of the range was selected as the estimate and in turn used as the accrual. FIN 14, Reasonable Estimation of the Amount of a Loss states that if no amount within the range represents a better estimate than any other amount, an entity should accrue the minimum amount in the range. As the use of the mid-point of the range was based on judgment rather than on a figure that had a specific auditable source, the accrual in this submission has been restated so it falls at the low end of the range consistent with the dictates of the aforementioned Interpretation. Accordingly, the products liability accrual was reduced by $9,812,000 on a pre-tax basis which resulted in an increase in retained earnings of $6,040,000 as of the beginning of 2003.

Variable Rate Demand Notes – Historically, the Company had classified its portfolio of variable rate demand notes as cash equivalents. These notes were used for cash management, as they can be tendered to the instrument’s trustee or remarketer in seven days or less for cash at par plus interest. Nevertheless, based on recent developments concerning the interpretation of cash equivalents under FASB Statement No. 95, the Company’s variable rate demand notes, which had previously been included in cash and cash equivalents on the 2005 and 2004 consolidated financial statements, have been reclassified as marketable securities. The reclassifications resulted in a decrease in cash and cash equivalents and a corresponding increase in marketable securities of $39,444,000 and $87,208,000 on the balance sheets for years ended December 31, 2005 and 2004, respectively.

Goodwill – On the first day of its fourth quarter 2005, the Company had concluded that there was no need to make a detailed determination of the fair value of one of the reporting units in its Absorbent Products segment based on its review of the requirements of FAS 142. In light of declining profitability that took place during 2005 through the impairment measurement date (first day of the fourth quarter of each fiscal year), the Company concluded that a detailed determination should have been performed. Use of a multiple of current earnings of the segment, indicated that the goodwill was fully impaired as of the annual impairment date for 2005. The recognition of the impairment, resulted in a $4,148,000 reduction in the carrying amount of goodwill and a charge to income of $2,550,000, net of income tax.

The following is a summary of the effects of the restatements and adjustments on the accompanying consolidated financial statements.

	As of December 31, 2005			As of December 31, 2004
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash and Cash Equivalents	101,467	(39,444)	62,023	104,724	(87,208)	17,516
Marketable Securities	72,108	39,444	111,552	76,096	87,208	163,304
Accounts Receivable	32,284	0	32,284	33,561	0	33,561
Inventories	37,679	0	37,679	34,127	0	34,127
Other Current Assets	13,650	(3,963)	9,687	8,991	(3,822)	5,169
Total Current Assets	257,188	(3,963)	253,225	257,499	(3,822)	253,677
Property Plant and Equipment	50,484	0	50,484	41,225	0	41,225
Goodwill	7,704	(4,148)	3,556	6,954	0	6,954
Other Assets	150	0	150	150	0	150
Total Assets	315,526	(8,111)	307,415	305,828	(3,822)	302,006

Total Current Liabilities	50,317	(9,813)	40,504	48,727	(9,812)	38,915
Deferred Income Taxes	2,164	(1,788)	376	1,626	(50)	1,576
Total Liabilities	52,481	(11,601)	40,880	50,353	(9,862)	40,491

Common Stock	7,441	0	7,441	7,441	0	7,441
Paid-in Capital	1,135	0	1,135	1,050	0	1,050
Retained Earnings	273,543	3,490	277,033	265,970	6,040	272,010
Accumulated Other Comprehensive Income	(141)	0	(141)	93	0	93
Treasury Stock	(18,933)	0	(18,933)	(19,079)	0	(19,079)
Total Stockholders’ Equity	263,045	3,490	266,535	255,475	6,040	261,515
Total Liabilities and Stockholders’ Equity	315,526	(8,111)	307,415	305,828	(3,822)	302,006

	For the Year Ended December 31, 2005
	As Reported	Adjustment	As Restated
Net Sales	184,565	0	184,565
Cost of Sales	146,284	0	146,284
Gross Profit	38,281	0	38,281
Selling & General Expenses	14,452	0	14,452
Goodwill Impairment	0	4,148	4,148
Operating Profit	23,829	(4,148)	19,681
Other Income	4,345	0	4,345
Earnings Before Income Taxes	28,174	(4,148)	24,026
Provision for Income Taxes	9,207	(1,598)	7,609
Net Earnings	18,967	(2,550)	16,417

Weighted Average Shares Outstanding:
Basic	6826	0	6826
Diluted	6827	0	6827

Net Earnings per Share:
Basic	2.78	(0.37)	2.41
Diluted	2.78	(0.38)	2.40

	For the Year Ended December 31, 2005			For the Year Ended December 31, 2004
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities*	19,087	3,250	22,337	4,806	973	5,779

Cash Flows from Investing Activities	(10,940)	44,514	33,574	(35,870)	22,726	(13,144)

Cash Flows from Financing Activities	(11,404)	0	(11,404)	(7,977)	0	(7,977)

Increase (Decrease) in Cash and Cash Equivalents	(3,257)	47,764	44,507	(39,041)	23,699	(15,342)
Cash and Cash Equivalents at Beginning of Year	104,724	(87,208)	17,516	143,765	(110,907)	32,858
Cash and Cash Equivalents at End of Year	101,467	(39,444)	62,023	104,724	(87,208)	17,516

	For the Year Ended December 31, 2003
	As Reported	Adjustment	As Restated

Cash Flows from Operating Activities*	24,797	(2,623)	22,174

Cash Flows from Investing Activities	11,040	(23,094)	(12,054)

Cash Flows from Financing Activities	(6,709)	0	(6,709)

Increase (Decrease) in Cash and Cash Equivalents	29,128	(25,717)	3,411
Cash and Cash Equivalents at Beginning of Year	114,637	(85,190)	29,447
Cash and Cash Equivalents at End of Year	143,765	(110,907)	32,858

*Included in adjustments to restate operating and investment cash flows for the years ended 2005, 2004, and 2003 are revisions for operating cash flows totaling $3,250, $973, and $(2,823) and revisions to investing cash flows totaling $(3,250), $(973), and $2,823, respectively, to reflect certain amounts associated with the Company’s acquisitions that were accrued for or paid as a deposit as of year end.

S.	LINE OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the second quarter. As of both December 31, 2005 and 2004, the line of credit limit was set at $5,000,000, with $0 outstanding. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note R of the consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2005 and 2004, its related consolidated statement of earnings for the year ended December 31, 2005, and its related consolidated statements of stockholders' equity and cash flows for each of the years ended December 31, 2005, 2004 and 2003.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information, Schedule II Valuation and Qualifying Accounts, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

August 23, 2007

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

	(In Thousands)
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (A)	Deductions (B)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:

Year ended December 31, 2005	$480	$1	$1	$480

Year ended December 31, 2004	$480	$(45)	$(45)	$480

Year ended December 31, 2003	$480	$(239)	$(239)	$480

Notes:

(A)	Amounts charged (credited) to selling and general expenses

(B)	Principally bad debts written off, net of recoveries