Form 10-K
period 2006-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2007-08-27
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The business of National Presto Industries, Inc., and its consolidated subsidiaries (the “Company”) consists of three business segments. For a further discussion of the Company’s business and the segments in which it operates please refer to Footnote N in the Notes to Consolidated Financial Statements. The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances. The Defense Products segment manufactures precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases, and performs Load, Assemble and Pack (LAP) operations on ordnance related products for the U.S. government and prime contractors. The Absorbent Products segment manufactures and sells primarily private label diapers and adult incontinent products.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control single thermostatic control line of fry pans in several sizes, griddles and multi-purpose cookers; deep fryers of various sizes; pizza ovens, slicer/shredders; curly cutters; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers; single serve coffee pod holders; electric tea kettles; lemonade makers; electric knife sharpeners; shoe polishers; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2006, approximately 25% of consolidated net sales were provided by cast products (fry pans, griddles, deep fryers and multi-cookers), and approximately 14% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 2005, approximately 36% of consolidated net sales were provided by cast products (fry pans, griddles, grills, deep fryers and multi-cookers), and approximately 20% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 2004, approximately 44% of consolidated net sales were provided by cast products, and approximately 21% by noncast/thermal appliances.

For the years ended December 31, 2006, 2005, and 2004, this segment had one customer which accounted for 10% or more of Company consolidated net sales. That customer was Wal-Mart Stores which accounted for 15% in 2006, 27% in 2005, and 30% in 2004 of consolidated net sales. The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

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

The Company has a sales force of 11 employees that sell to and service most customers. A few selected accounts are handled by manufacturers’ representatives who may also sell other product lines. Sales promotional activities are conducted through the use of television, and newspaper advertising. The Company’s business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Many companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company’s sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments accompanying such new products or to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company’s most active selling periods.

Research and development costs related to new product development for the years 2006, 2005, and 2004 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

2. Defense Products Segment

AMTEC Corporation was acquired on February 24, 2001, and manufactures precision mechanical and electro-mechanical products for the U.S. Department of Defense (DOD) and DOD prime contractors. AMTEC’s 72,000 square-foot manufacturing facility, located in Janesville, Wisconsin, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators). Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture, distribution, and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors. Spectra maintains 117,000 square feet of space located in East Camden, Arkansas, dedicated primarily to the performance of Load, Assemble, and Pack (LAP) type work. Amron, a division of AMTEC, was acquired on January 30, 2006, and manufactures cartridge cases for the DOD and DOD prime contractors. Amron’s 179,000 square-foot facility, located in Antigo, Wisconsin, is focused on producing cartridge cases used in medium caliber (20-40 mm) ammunition. (See Footnote L.)

The Defense Products segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price. This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 29, 2005, AMTEC Corporation was awarded the high-volume, prime contract for the Army’s five year 40mm systems program. The Army selected AMTEC as one of two prime contractors that will be responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for a period of five years. The Army estimated the entire contract, if all of the options are exercised, to be $1.3 billion. AMTEC projects that its deliveries to the Army over the five year period will exceed $500,000,000. Deliveries under the systems program were $57,000,000 during 2006. Through August 24, 2007, the government base and supplemental awards under the 40mm program to AMTEC total $331.3 million.

During 2006, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor. The defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.

3. Absorbent Products Segment

The first Absorbent Products segment business (Presto Absorbent Products, Inc.) was acquired on November 21, 2001. At that time, Presto Absorbent Products manufactured primarily private label diapers. On October 6, 2003, the Company purchased the assets of NCN Hygienic Products, Inc., a Marietta, Georgia company which manufactured adult incontinence products and pads for dogs, which were likewise primarily private label products. The absorbent products business is capital intensive and substantial investment in new equipment was made during 2004 and 2005. New equipment is extremely complex. Not only is considerable time required to secure and install the equipment, but even more time is required to develop the requisite employee skill sets to utilize the equipment efficiently. Sales channels must be in place to sell the increased production that results from improved efficiency in operations.

During the fourth quarter of 2006, in order to enhance the absorbent segment’s long-term manufacturing efficiencies, the Company decided to consolidate its adult incontinence production capabilities and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. In addition, the Company made a decision to discontinue the manufacture of dog pads, a business which did not fit the long-term Absorbent Segment strategy. This transition was largely completed by the end of the first quarter of 2007. See Footnote M.

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

For the years ended December 31, 2006, 2005 and 2004, this segment had one customer, Medline Industries Holdings LP, which accounted for 14%, 14% and 11% of consolidated net sales. The loss of Medline Industries Holdings LP as a customer would have a material adverse effect on the segment.

B.	OTHER COMMENTS

1. Sources and Availability of Materials

See Footnote J in the Notes to the Consolidated Financial Statements.

2. Trademarks, Licenses, Franchises and Concessions Held

Patents, particularly on new products, trademarks and know-how are considered significant. The Company’s current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company’s innovations and proprietary rights. The Company has dozens of U.S. and foreign patents pending and granted. Of those U.S. patents granted, the following is a non-exclusive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents): Quick Release Appliance Cord Assemblies (US 6,719,576 and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,470 and 6,354,194, March 2019), Food Processor (5,680,997, October 2014), Microwave Corn Popper Device and Methods (5,357,879, November 2013), Heater (D456,500, April 2016), and Parabolic Heater (D456,067, April 2016). To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.

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

Based on factors known as of December 31, 2006, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company

As of December 31, 2006, the Company had 988 employees compared to 552 employees at the end of December 2005. The increase was in large part due to the additional employees at the Defense segment stemming from the acquisition of Amron. The workforce at AMTEC and Spectra was also augmented in keeping with the additional workload at these facilities, as was the Absorbent Product segment’s work force in order to staff the new equipment installed during 2005.

The employees of Amron are members of the United Steel Workers union. The contract between Amron and the union has been extended from March 1, 2007 through February 28, 2010.

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

Contract backlog of the Defense segment was approximately $260,000,000 at December 31, 2006, $150,000,000 at December 31, 2005 and $43,000,000 at December 31, 2004. Backlog is defined as the value of funded orders from the customer less the amount of sales recognized against the funded order. It is anticipated that the backlog will be performed during a 14 to 18-month period, after December 31, 2006.

Shipment of Absorbent Products typically occurs within 15 to 60 days from receipt of an order and thus there is usually no substantial long term backlog of orders.

C.	DISPOSAL ACTIVITIES

See Footnote M in the Notes to the Consolidated Financial Statements.

D.	ACQUISITIONS

See Footnote L in the Notes to the Consolidated Financial Statements.

E.	AVAILABLE INFORMATION

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

Housewares/Small Appliances

This segment operates in a highly competitive and extremely price sensitive environment. Therefore, increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results. Loss of the Division’s largest customer, Wal-Mart, or a significant reduction in business with this customer, could have a serious adverse impact on overall performance. Similarly, the loss of, or material reduction in, business from any of this Division’s other major customers could prove detrimental to this segment’s operations. Housewares/Small Appliances is also dependent upon a handful of key suppliers based in the Orient for finished product. The inability of one or more of these manufacturers to provide quality product on a timely basis could be both costly and disruptive. The sales of this Division are also dependent upon the strength of the United States retail markets and consumer spending, in general, particularly during the key Christmas selling season. Since all of this segment’s finished goods are produced in the Orient, primarily China, this Division could also be adversely affected by changes in trade relations with China, currency fluctuations, or interruptions in international shipments.

Defense

The opportunity for this segment to obtain business is largely dependent upon competitive bidding and U.S. government defense spending. If successful in obtaining a bid, the work awarded is usually subject to a firm fixed price contract that provides little, if any, economic relief for changed conditions or circumstances that are detrimental to the contractor. In addition, with the award of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict. Under the contract, the segment is responsible for the performance of those subcontractors many of which it does not control. Contracts that are obtained must be performed on time, with quality product that is produced within previously projected cost parameters. In any kind of a production milieu, there is always the concern that equipment will fail or not work properly or that a work stoppage may occur. It should be noted that one of the facilities (Amron) has a unionized work force. In addition, any contract with the United States Government, whether direct or indirect, is subject to termination for the convenience of the Government, a provision that is unique to government contracts. There is also the risk that contracts with the Government may not be funded or the risk that there will be a change in requirements resulting in significant reductions in overall quantities or a stretch out of previously planned delivery schedules.

Absorbent Products

In addition to being highly capital intensive, this business segment utilizes complex technology and equipment that can be time consuming to receive, install, and then become fully operable on a consistent and reliable basis. It is highly competitive with low margins, where volume is critical. Therefore, it becomes essential to develop and operate at a maximum capacity and to achieve high efficiency in order to provide bottom line results. Loss of its largest customer, or a significant reduction in volume from that customer, could adversely impact the Division. Product pricing and overall performance is extremely sensitive to material commodity costs, including such items as wood pulp and petroleum based products. Freight and energy costs can also have a significant impact on overall results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES (Owned Except Where Indicated)

The Company’s Eau Claire facility is approximately 470,000 square feet. Presto Absorbent Products, Inc. leases approximately 320,000 square feet of this area. Leases for 12,500 square feet of this area have been entered into with outside tenants. The Company’s corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin, and East Camden, Arkansas; Absorbent Products manufacturing facilities located in Marietta, Georgia; and two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment. Consolidation of the Company’s Absorbent Products manufacturing activities with the manufacturing activities in the Eau Claire facility was in progress as of December 31, 2006, and has since been completed. The Marietta, Georgia facility has been closed. (See Note M in the Notes to the Consolidated Financial Statements). The Company leases 60,000 square feet of warehouse space in Chippewa Falls, Wisconsin for use in the Absorbent Products segment.

The Janesville, Wisconsin facility is comprised of approximately 72,000 square feet and the Antigo, Wisconsin facility is comprised of approximately 179,000 square feet. The East Camden, Arkansas operation leases approximately 117,000 square feet. The Marietta, Georgia facility contains 104,000 square feet of leased space, and its use, as noted above and in Note M, has been discontinued.

The Jackson facility contains 283,000 square feet. The Company leases a 191,900 square foot building in Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,200 square feet has been leased in adjacent buildings for warehousing.

The facilities in use for each of the segments are believed to be adequate for their ongoing business needs.

ITEM 3.	LEGAL PROCEEDINGS

See Footnote I in the Notes to the Consolidated Financial Statements.

See Item 1.B.3. for information regarding certain environmental matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2006			2005
	Applicable Dividends Paid	Market Price		Applicable Dividends Paid	Market Price
	per Share	High	Low	per Share	High	Low
First Quarter	$2.12	$49.33	$41.28	$1.67	$45.51	$39.59
Second Quarter	—	61.33	48.64	—	45.47	38.85
Third Quarter	—	56.70	49.60	—	48.35	42.60
Fourth Quarter	—	62.65	54.23	—	47.35	42.65

Full Year	$2.12	$62.65	$41.28	$1.67	$48.35	$38.85

Common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”. As of August 15, 2007, there were 425 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees. During the fourth quarter of 2006, the Company did not purchase any of its equity securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to the Company’s equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	500	$38.63	—

Equity compensation plans not approved by security holders	—	—	—

Total	500	$38.63	—

Performance Graph

The performance graph compares cumulative five-year shareholder returns on an indexed basis with the Standard and Poor’s 500 Composite Index (the “S&P 500 Index”), the Former Peer Group comprised of small appliance industry competitors, and a New Peer Group comprised of companies with a December 31, 2006, market capitalization similar to the Company. The Company adopted the New Peer Group because it is unable to reasonably identify a peer group based on its industries or lines of business. The companies comprising the Peer Groups are set forth at the bottom of this page. The performance graph is not necessarily indicative of future performance.

Assumes $100 invested on December 31, 2001, in National Presto Industries, Inc. common stock, the S&P 500 Index‚ and the Peer Groups. Total return assumes reinvestment of dividends.

Former Peer Group Companies: Salton, Inc., and Applica, Inc.

New Peer Group Companies: Alvarion Ltd, Cache, Inc., Covad Communications Group, Flow International Corp., GSI Group, Inc., Harvest Natural Resources, Inphonic, Inc., Marchex, Inc., Marten Transport, Ltd., Methode Electronics, Inc.-Class A, Nabi Biopharmaceuticals, Peru Copper, Inc., Pharmanet Development Group, Inc., Sify Limited-ADRs, Smith & Wesson Holding Corp., Symmetricom, Inc., Toreador Resources Corp., and Webmethods, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

	(in thousands except per share data)
For the years ended December 31,	2006	2005		2004		2003		2002

Net sales	$304,681	$184,565		$158,956		$125,744		$124,784

Net earnings	27,960	16,417	*	15,441	*	15,477	*	8,690	*

Net earnings per share – Basic	4.09	2.41	*	2.26	*	2.27	*	1.27	*
Net earnings per share – Diluted	4.09	2.40	*	2.26	*	2.27	*	1.27	*

Total assets	344,976	307,415		302,006		298,565		289,994

Dividends paid per common share applicable to current year	2.12	1.67		1.17		0.92		0.92

*

Net earnings for 2005 reflect the impairment of the Absorbent Segment goodwill of 2,550,000 ($.37 per basic share), after tax. For 2004 the net effect of the reversal of the LIFO reserve resulted in a net comparative earnings decline of $2,695,000 or $.40 per share which was in part offset by the absence of the $1,137,000 ($.17 per share) plant closing charge taken in 2003. The impact of the pension termination resulted in a net comparative earnings decline of $1,371,000 or $.20 per share. 2003 net earnings reflect after tax charges of $1,137,000 ($.17 per share) related to plant closing expenses and $817,000 ($.12 per share) related to converting a defined benefit pension plan into a defined contribution plan, which were more than offset by the partial reversal of the LIFO reserve stemming from the shut down of domestic plants, net of tax, $3,122,000 ($.46 per share). 2002 includes $2,843,000 — $.42 per share for after-tax expenses relating to plant closings. 2002 earnings also reflect $1,040,000 or $.15 per share after-tax charge primarily related to the early retirement of long term employees. The 2002 expenses were largely offset ($3,259,000 or $.48 per share after-tax) by the partial reversal of the LIFO reserve stemming from the shutdown of the domestic manufacturing plants.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2006 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 16, 2006, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts, failure of subcontractors or vendors to perform as required by contract; and the efficient start-up and utilization of capital equipment investments. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

2006 COMPARED TO 2005

Readers are directed to Note N, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2006 and 2005.

On a consolidated basis, sales were up by $120,116,000 (65%), gross margins up by $18,062,000 (47%), and selling and general expense up by $5,361,000 (37%). Other income, principally interest, increased slightly by $4,000, earnings before provision for income taxes increased by $16,353,000 (68%), and net earnings by $11,543,000 (70%). Details concerning these changes can be found in the comments by segment found below.

Housewares/Small Appliances net sales increased $12,468,000 from $111,987,000 to $124,455,000, or 11%, primarily resulting from an increase in units shipped, offset in part by price decreases in the form of additional promotional support. Defense net sales increased by $89,895,000 from $36,954,000 to $126,849,000, or 243%, with approximately 65% of the increase attributable to sales related to the US Department of the Army 40mm systems program and the remaining increase largely stemming from the expansion of the defense segment with the acquisition of Amron, LLC (see Note L). Absorbent Products net sales increased by $17,753,000 from $35,624,000 to $53,377,000, or 50%, reflecting increased volume from the adult incontinence line of products.

Housewares/Small Appliance gross profit for 2006 increased $1,834,000 from $30,975,000 to $32,809,000, while gross profit as a percentage of sales decreased from 28% in 2005 to 26% in 2006. Defense gross profit dollars increased $19,198,000 from $9,564,000 to $28,762,000, while the gross profit percentage decreased from 26% to 23%. The increase in gross profit dollars for both segments is primarily attributable to the increased volume referenced above, while the decrease in percentage relates to increased product costs, partially offset by a more favorable product sales mix. Changes in the value of the Chinese currency (Yuan), as more fully explained below, has resulted in an increase in Housewares/Small Appliance product costs. Defense margins were also impacted by an incentive program offered to key executives as an incentive to increase the size of the business. Absorbent products gross profit dropped to a loss of $5,228,000 in 2005. The decline stemmed primarily from increased material costs, increased depreciation costs, and cost inefficiencies of a startup/learning curve nature related to the ramp-up of new state-of-the-art machinery.

Until mid-2005 the Yuan had been tied to the U.S. Dollar, but has since been allowed to float and has appreciated in value. With the continued pressure from the United States Congress on the Chinese government to allow the Yuan to appreciate further, coupled with increases in the cost of commodities like aluminum and copper, the Housewares/Small Appliance segment’s product costs in 2006 increased over 2005 levels and has and is expected to continue to increase through 2007. Component and commodity costs for the other segments of the business are not affected to any material degree by changes in exchange rates, however, they too have been impacted by the effect of increased commodity costs stemming from higher petroleum prices and increases in metals like zinc.

Selling and general expenses for the Housewares/Small Appliance and Absorbent Products segments had nominal increases. Defense selling and general expenses increased $4,733,000 reflecting increased compensation and staffing commensurate with the Defense segment’s increased sales and earnings levels, as well as an incentive to key executives to promote rapid growth of the business.

The Company tests for goodwill impairment on an annual basis or more frequently, as required. During the 2006 annual goodwill impairment test, goodwill associated with absorbent products segment was deemed to be fully impaired. An additional earn-out amount of $500,000 was accrued based upon certain performance targets met through December 31, 2006. That amount was also written off as impaired goodwill during fourth quarter 2006. A charge to income of $4,148,000 was made for the absorbent segment goodwill impairment during the fourth quarter of 2005. See Note A(8).

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $16,353,000 from $24,026,000 to $40,379,000. The provision for income taxes increased from $7,609,000 to $12,419,000, which resulted in an effective income tax rate decrease from 32% to 31% largely due to the impact of a research and development credit covering the period 2002 through 2006. Net earnings increased $11,543,000 from $16,417,000 to $27,960,000.

2005 COMPARED TO 2004

Readers are directed to Note N, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2005 and 2004.

On a consolidated basis, sales were up by $25,609,000 (16%), gross profit margins down by $1,785,000 (5%), and selling and general expense down by $2,965,000 (17%). Other income, principally interest, increased by $760,000 (21%), as did earnings before provision for income taxes by $1,320,000 (6%), and net earnings by $976,000. Details concerning these changes can be found in the comments by segment found below.

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

Housewares/Small Appliance gross profit for 2005 increased $326,000 from $30,649,000 to $30,975,000, while gross profit as a percentage of sales decreased from 29% in 2004 to 28% in 2005. Defense gross profit dollars increased $1,697,000 from $7,867,000 to $9,564,000, while the gross profit percentage decreased from 32% to 26%. The increase in gross profit dollars for both segments is primarily attributable to the increased volume referenced above, while the decrease in percentage relates to a less favorable product sales mix. Absorbent products gross profit dropped from $1,550,000 in 2004 to a loss of $2,258,000 in 2005. The decline stemmed primarily from cost inefficiencies of a startup/learning curve nature related to the installation of new state-of-the-art machinery, and increased material costs.

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

During the fourth quarter of 2005, goodwill for the Absorbent Products segment was deemed impaired because of the declining profitability experienced by one of the reporting units in the segment. Using a multiple of earnings to estimate fair value, it was determined that goodwill was fully impaired. This resulted in a charge to the current year’s earnings of $2,550,000, net of tax.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $5,506,000 during 2006 compared to $22,337,000 during the comparable period in the prior year. The principal factors behind the increase can be found in the changes in the components of working capital within the statement of cash flows.

Cash used in investing activities was $6,281,000 during 2006 compared to $33,574,000 cash provided during 2005. The change in cash flow is primarily attributable to two factors. First, fewer marketable securities were converted into cash and cash equivalents during 2006 than in 2005, either as a result of tendering of demand instruments with put options or through the maturity of securities. The second contributing factor was the larger cash outlay experienced in 2006 stemming from the acquisition of Amron, LLC (see Note L) compared to the cash outlays in 2005 for equipment used in the expansion of the absorbent products segment and modification of the Jackson, Mississippi plant to a warehousing and shipping facility.

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), and subsequent reclassification has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of December, 31, 2006 and 2005, $70,778,000 and $39,444,000, respectively, of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

Cash used in financing activities for 2006 and 2005 differed primarily as a result of the $.45 per share increase in the extra dividend paid during those years.

As a result of the foregoing factors, cash and cash equivalents decreased in 2006 by $15,327,000 to $46,696,000.

Working capital decreased by $2,567,000 to $210,154,000 at December 31, 2006, reflecting an increase in payroll and advertising liabilities stemming from the acquisition of Amron, the increased production activities in the defense and absorbent segments and sales in the housewares/small appliances segment. The Company’s current ratio was 4.3 to 1.0 at fiscal 2006 year-end, compared to 6.3 to 1.0 at the end of fiscal 2005.

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

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $260,000,000 at December 31, 2006, and $150,000,000 at December 31, 2005. Backlog is defined as the value of funded orders from the customer less the amount of sales recognized against the funded order. It is anticipated that the backlog will be performed during a 14 to 18-month period.

CONTRACTUAL OBLIGATIONS

The below table discloses a summary of the Company’s specified contractual obligations at December 31, 2006:

	Payments Due By Period (In Thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$3,254	$446	$529	$378	$1,901
Purchase obligations(1)	163,104	163,104	—	—	—
Earn-out and incentive payments(2)	22,617	7,275	15,342	—	—

Total	$188,975	$170,825	$15,871	$378	$1,901

(1)

Purchase obligations includes outstanding purchase orders at December 31, 2006. Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, and to material suppliers in the Defense and Absorbent Products segment. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

Inventories

New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product. There were no such obsolescence issues that had a material effect during the current year and, accordingly, the Company did not record a reserve for obsolete product. In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.

Self Insured Product Liability & Health Insurance

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

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s seven-day variable rate demand notes now are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The balance of the Company’s investments are held primarily in fixed and variable rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2006, 2005 and 2004. There is no similar provision applicable to the Chinese Yuan, which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the Yuan vis-à-vis the U.S. Dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.	The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Reports of Independent Registered Public Accountants can be found on pages F-1 et. seq.

B.	Quarterly financial data is contained in Note P in Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Prior to the appellate court’s decision, there was considerable discussion between the Company’s outside counsel and the SEC staff on the manner in which financial information was to be presented during the period in which the appeal was pending. As a result of the controversy surrounding the SEC’s staff’s ultimate mandate that an investment company footnote be inserted into the Company’s financial statements for the year ended December 31, 2005, the Company’s predecessor independent registered accounting firm, Grant Thornton, LLP, withdrew its opinion for the years ending December 31, 2005, 2004, and 2003. Subsequently, the firm withdrew from the audit engagement as well. Despite the 7th Circuit Court of Appeals’ decision, Grant Thornton would not reinstate its opinions, necessitating the reaudit of all three years by the successor auditor, Virchow Krause & Co. LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2006.

Management has reviewed the restatements made in the years 2003 though 2005 of the insurance reserve and goodwill impairment and noted that they were part of a reaudit in which the parties had the luxury of hindsight. The actual verdict or settlement value of many of the product liability claims that were open at the time of the earlier audits were known by the time the reaudits occurred, as was the future year’s performance of the absorbent product business and the decision to close the Atlanta facility. The line between change in audit estimate or a misapplication of Generally Accepted Accounting Principles (GAAP) is a fine one. For purposes of this control review, Management has elected to deem the level of the product liability reserve and the failure to recognize the impairment of goodwill as a misapplication of GAAP and hence an error and a material weakness under Paragraph Number 140 of the PCAOB Auditing Standard No.2. In the future, management will correct these weaknesses by a) Using either the apparent best point or low point rather than a judgmental mid-point in determining the portion of the insurance reserve applicable to product liability and b) Performing a more robust review as of the beginning of the fourth quarter to determine whether any goodwill impairment has occurred.

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

There were no significant changes in internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NPI management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2006, the Company had a material weakness in internal control over financial reporting solely relating its use of a judgmental mid-point in determining its reserve for insurance and its failure to perform a robust review of goodwill and that, solely for this reason, its internal control over financial reporting and its disclosure controls and procedures were not effective as of that date.

NPI’s independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

National Presto Industries, Inc.

We have audited management’s assessment included in the accompanying Management’s Assessment of Internal Control over Financial Reporting that National Presto Industries, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of a material weakness in the Company’s controls over the application of generally accepted accounting principles to material account balances and transactions, based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified in management’s assessment. Management’s disclosure of the material weakness is not fairly presented in all material respects. Information necessary to fairly describe the material weakness is as follows:

Controls over the application of generally accepted accounting principles to material account balances and transactions and controls over adequacy of analysis and documentation supporting key accounting judgments and estimates – The Company did not maintain effective internal controls relating to its processes for determining, monitoring, disseminating, implementing and updating accounting policies that complied with accounting principles generally accepted in the United States of America. The Company did not provide for adequate analysis supporting the development or evaluation of certain key estimates embodied in its financial statements using information available at the time the estimates were formed or subsequently evaluated, nor did it have effective internal controls to ensure that the estimates were properly recorded on its financial statements. Because of this weakness, the preliminary 2006 annual and quarterly financial statements of the Company required adjustments to correct for overstatements of the products liability reserve and an unrecorded impairment of goodwill. These errors also resulted in restatements of prior periods as described in the Company’s 2005 filing on Form 10-K/A.

Therefore, a reasonable possibility existed that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by the Company’s internal controls over financial reporting and that the Company had not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated August 23, 2007 expressed an unqualified opinion on those financial statements.

/s/ Virchow Krause & Company, LLP

Minneapolis, Minnesota

August 23, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President and Chief Executive Officer	55

Neil L. Brown	Vice President, Purchasing	63

Donald E. Hoeschen	Vice President, Sales	60

Larry Tienor	Vice President, Engineering	59

Randy Lieble	Vice President, Treasurer, Chief Financial Officer, and Secretary	54

Ian M. Kees	General Counsel	35

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

Mr. Lieble was elected Secretary in November 2006 and Vice President in October 2004. Prior to 2004, he had been elected Treasurer in November 1995 and the additional position of Chief Financial Officer in November 1999. He has been associated with the registrant since 1977. Prior to becoming an officer, he was Manager of Investments and Government Contracts. He plans to resign from the Company effective August 27, 2007, after this Form 10-K filing is completed.

As of the date of this filing, Mr. Kees is not an elected officer. He is an officer for purposes of Section 16(a) of the Exchange Act since February 2007. Mr. Kees joined the company in October, 2006 as General Counsel. Prior to that time, he was corporate counsel for Zomax, Inc. from March 2004 to September, 2006; corporate developer for United Health Group from December 2002 to March 2004; and senior associate for Ernst & Young, LLP from October 2001 to November 2002.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based upon a review of Forms 3, 4 and 5 and any amendments thereto pursuant to Section 16 of the Securities and Exchange Act of 1934, the Company believes all such forms were filed on a timely basis by reporting persons during the fiscal year ended December 31, 2006.

INFORMATION CONCERNING DIRECTORS AND NOMINEES

The following table provides information as to the directors and nominee of the Company.

Director	Age	Principal Occupation Business Experience Past 5 Years(1)	Director Since	Director’s Term To Expire

Maryjo Cohen	55	Chair of the Board, President and Chief Executive Officer of the Company	1988	2009

Richard N. Cardozo*	71	Professor Emeritus, Carlson School of Management, University of Minnesota; Senior Scholar, Florida International University	1998	2010

Patrick J. Quinn*	57	Chairman and President, Ayres Associates, an engineering firm	2001	2010

Melvin S. Cohen	89	Former CEO of the Company from 1989 until 1994 Former Director of the Company from 1953 until 2005 Currently retired	2007	2008

Joseph G. Stienessen	62	Self employed as an accounting, financial, and tax advisor; Principal with Larson, Allen Weishair and Company, LLP, an accounting firm; prior to November 2003, CPA and Managing Partner of Stienessen, Schlegel and Company, LLC	2005	2008

*Nominee

(1)	None of the Directors held any outside directorships with the exception of Mr. Quinn’s directorship with his employer.
(2)	Ms. Cohen is the daughter of Mr. Cohen.

The Company has Audit, Compensation, and Nominating/Corporate Governance Committees consisting of Messrs. Cardozo, Quinn, and Stienessen, each an “independent director” as defined by the rules of the New York Stock Exchange. During 2006, the Audit Committee held one formal meeting with the Company’s then public accountant which ultimately resigned as a result of controversy pertaining to the SEC’s investment company lawsuit against the Company. There were multiple informal and telephonic meetings leading up to the selection of a new auditor. Mr. Stienessen has been designated as the Audit Committee Financial Expert. The Nominating/Corporate Governance Committee did not meet in 2006. The Compensation Committee had one meeting in 2006.

The Company has adopted a code of ethics, entitled the “Corporate Code of Conduct,” which is set forth in the Corporate Governance section of the Company’s website located at www.gopresto.com.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Name	Fees Earned or Paid in Cash ($)
Patrick J Quinn	25,000
Richard N Cardozo	25,000
Joseph G Stienessen	25,000

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Compensation Discussion and Analysis

Overview

The discussion and analysis addresses the material elements of the Company’s executive compensation program, including compensation philosophy and objectives and how the program is administered. It is intended to complement and enhance an understanding of the compensation information presented in the tables which follow. As used in this proxy statement, the term “named executive officers” means the CEO and CFO for the 2006 fiscal year as well as the three other executive officers named in the Summary Compensation Table on page on page 24. In this discussion and analysis, the term “Committee” means the Compensation Committee of our Board.

Compensation Objectives and Philosophy

The executive compensation program is intended to:

•	Provide fair compensation to executive officers based on their performance and contributions to the Company;

•	Provide incentives that attract and retain key executives;

•	Instill a long-term commitment to the Company; and

•	Develop a pride and sense of ownership.

The compensation program is therefore intended to attract, motivate, and retain executive officers who have the capability to manage the Company’s day-to-day operations and personnel, compete ethically in each of our competitive business segments, provide strategic guidance to the Board, and implement the Company’s strategic plan to increase shareholder value.

The principal element of the executive compensation program is base salary. An award of a discretionary bonus to reward exceptional performance, although such awards are infrequent. The Company provides health and life insurance benefits, 401(k) program with a generous Company contribution and other welfare benefits which are available to all of its salaried employees on a non-discriminatory basis.

The objectives and factors considered with respect to the form and amount of each individual element of the compensation program are more fully described below.

Compensation Process

The Committee has the overall responsibility to determine and approve the compensation of the executive officer, to make representations to the Board with respect to the compensation of selected non-CEO executive officers and to make recommendations to the Board with respect to incentive plans.

The Committee met on October 18, 2005 to review compensation matters and establish the base salary of the chief executive officer for 2006. On the same date, the Board established the base salaries of other executive officers. In recommending base salaries for 2006, the Committee considered recommendations by the chief executive officer. No executive officer made any recommendation regarding the form or amount of his or her own compensation. The chief executive officer does provide the committee with recommendations on salaries of the other executive officers. The Committee did not retain any compensation consultant to assist it in the review or determination of executive compensation applicable to 2006.

Elements of The Executive Compensation Program

Base Salary and Benefits. The base salary for executive officers is intended promote the Company’s compensation objectives generally and specifically to provide basic economic security at a level that will attract and retain talented executive officers. Annual increases in base salary of each of the Company’s executive officers, if any, are determined in accordance with its compensation policy and, where appropriate, the economic conditions in which the Company is operating. Individual job performance is the single most important factor in the Committee’s role in determining base salary. The base salaries of the executive officers were established at levels considered appropriate in light of the duties and scope of responsibilities and, to the extent known, the salaries paid to comparable officers by companies which are competitors of the Company.

The Company strives to provide employee benefits to executive officers and all other salaried employees that are consistent with benefits provided at similarly sized companies, including 401(k), health insurance, life and disability insurance, and other welfare benefits. Executive officers participate in these plans on the same basis as other employees.

Discretionary Bonus. Although the Company primarily relies upon awarding an adequate and proper base salary to promote its compensation objectives, the Committee also acknowledges the benefit of awarding discretionary bonuses when an executive’s performance materially goes beyond the Company’s expectations. To this end, the Company’s executive officers may from time to time identify superior executive officer performance to the committee and request that the committee consider approving a bonus to reward such performance. Examples of performance that may support such a proposal and consideration by the committee include, but are not limited to, engaging new customers, developing new products, negotiating a favorable result in a contract, acquiring a new business or asset, or implementing a new process or procedure that creates efficiency for the Company.

Incentive, Equity, and Deferred Compensation. The Company does not currently have any incentive, equity, or deferred compensation based plans for its executive officers. Although changes could occur in the future, the Company has historically had low turnover and long-term executive officer retention without emphasizing incentive or equity based compensation.

Perquisites. In 2006, no named executive officer received perquisites having a value in excess of $10,000. The Committee does not consider perquisites to be a material element of the Company’s compensation program for executive officers.

Termination and Change in Control Arrangements. The Company does not maintain any employment or change in control agreements for its executive officers.

Tax Considerations. The Committee is aware that, except for certain plans approved by shareholders, Section 162(m) of the Internal Revenue Code of 1986, as amended, limits deductions to $1 million for compensation paid to the CEO and each of the four most highly paid executive officers named in the summary compensation table who are officers on the last day of the year. The Committee reviews this limit and its application to the compensation paid to its executive officers as part of its compensation policy.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained under this heading. On the basis of its reviews and discussions, the Committee has recommended that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2006, and its proxy statement.

Compensation Committee Interlocks and Insider Participation

As described above in the report on executive compensation, the Compensation Committee determines the compensation of the chief executive officer and makes recommendations to the Board with respect to the compensation of the other executive officers of the Company, including those listed in the above Summary Compensation Table. Board members Ms. Cohen and Mr. Bartl did not participate in decisions regarding their own 2006 compensation.

Submitted by the Company’s Compensation Committee.

Richard N. Cardozo

Patrick J. Quinn

Joseph G. Stienessen

Summary Compensation Table

The following table provides certain summary information concerning annual compensation for the Company’s Principal Executive Officer, Principal Financial Officer, and the three most highly compensated executive officers at December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation[1] ($)		Total ($)

Maryjo Cohen Chair of the Board (since 2002), President, Chief Executive Officer and Director	2006	$315,000							$15,400		$330,400

Randy F. Lieble Vice President (since 2004), Treasurer, and Chief Financial Officer	2006	$205,000							$14,074		$219,074

Donald E Hoeschen Vice President – Sales	2006	$204,870	$17,500						$23,280	[2]	$245,650

Lawrence J Tienor Vice President – Engineering (since 2003; previously Manager and then Director of Engineering)	2006	$156,500							$10,744		$167,244

James F. Bartl Senior Vice President, Secretary, and Director	2006	$203,220[3]					$136,000	[3]	$173,480		$512,700

_________________________

1 With the exception of James Bartl’s and Don Hoeschen’s vacation related compensation described in footnote (2) below, the “All Other Compensation” column represents 401K employer contributions made by Company during 2006. Mr. Bartl also received $11,157 of 401K employer contributions in 2007, based upon the payments he received in January 2007 for his vacation balance remaining on December 31, 2006, as described in more detail below.

2 During and at the end of 2006, James Bartl and Don Hoeschen each had vacation balances that they sold to the Company. Mr. Bartl was paid $21,762 for vacation by the Company in 2006 and was also paid $127,074 on or about January 15, 2007 for his vacation balance remaining on his retirement date of December 31, 2006. Mr. Hoeschen was paid $7,880 by the Company on or about May 19, 2006 for a portion of his carried over vacation.

3 At a special meeting of the Board of Directors on November 7, 2006, the Board of Directors, giving consideration to Mr. Bartl’s years of dedicated service to the Company, approved payment of an annual retainer of $50,000 per year in calendar years 2007, 2008, and 2009, payable on a quarterly basis. Such retainer is to be paid to Mr. Bartl regardless whether he is willing or able to provide the Company any services during those years. The amount indicated represents the present value of Mr.Bartl’s retainer. In addition, on or about January 2, 2007, the Company and Mr. Bartl executed a consulting agreement at an hourly rate of $150. Through the first 6 months of 2007, the Company had paid Mr. Bartl approximately $12,000 under this agreement.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Donald E Hoeschen	250[1]	0	0	36.875	5/19/07	0	0	0	0
Neil L Brown	250[1]	0	0	40.375	11/13/07	0	0	0	0

1. Options granted under the 1988 Stock Option Plan

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The Company has 6,836,688 shares of common stock outstanding and entitled to vote as of the close of business as of August 23, 2007. Each share of common stock is entitled to one vote.

The following table sets forth information provided to the Company as to beneficial ownership of the Company’s common stock as of the record date by (i) the only shareholders known to the Company to hold 5% or more of such stock, (ii) each of the directors and executives of the Company named in the Summary Compensation Table, and (iii) all directors and officers as a group. Unless otherwise indicated, all shares represent sole voting and investment power.

Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percent of Common Stock

Maryjo Cohen 3925 North Hastings Way Eau Claire, WI 54701	2,061,530	2 3	30.2%

Melvin S. Cohen 1703 Drummond Drive Eau Claire, WI 54701	390,214	2 4	5.7%

Dimensional Fund Advisors, Inc. 1299 Ocean Avenue Santa Monica, CA 90401	423,708		6.21%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	827,300		12.12%

Neil L. Brown	1,513	[5]	*
Donald E. Hoeschen	1,260	[5]	*
Lawrence J. Tienor	1,025	[5]	*
Ian M. Kees	——		——
Joseph G. Stienessen	——		——
Richard N. Cardozo	——		——
Patrick J. Quinn	200		*
All officers and directors as a group (8 persons)	2,065,528		30.2%

1 The value of Company stock owned by Ms. Cohen was in excess of $100,000, by Mr. Quinn was less than $15,000, and by Messrs. Cardozo and Stienessen was zero.

2 Includes 100,975 shares owned by the L.E. Phillips Family Foundation, Inc. (the “Phillips Foundation”), a private charitable foundation of which the named person is an officer and/or director and as such exercises shared voting and investment powers.

3 Includes 1,669,664 shares held in a voting trust described in the section below captioned “Voting Trust Agreement”, for which Ms. Cohen has sole voting power, and 289,239 shares owned by private charitable foundations (other than the Phillips Foundation) of which Ms. Cohen is a co-trustee, officer, or director, and as such exercises shared voting and investment powers.

4 Includes 289,239 shares owned by charitable trusts and private charitable foundations (other than the Phillips Foundation) of which Mr. Cohen is co-trustee, officer, or director, and as such exercises shared voting and investment powers. Does not include shares held in a voting trust described in the section below captioned “Voting Trust Agreement,” for which Mr. Cohen holds voting trust certificates. Pursuant to the voting trust, Mr. Cohen does not have the power to vote or dispose of such shares.

5 Except for 500 shares owned by Neil Brown outside of his 401K plan, these figures represent the Company stock that is owned by the individuals in their 401K accounts and that were contributed into such accounts by the Company through the Company’s contribution. Each individual is able to vote the shares held in his or her 401K account.

(*)	Represents less than 1% of the outstanding shares of common stock of the Company.

The information contained in the foregoing footnotes is for explanatory purposes only, and the persons named in the foregoing table disclaim beneficial ownership of shares owned or held in trust for any other person, including family members, trusts, or other entities with which they may be associated. Stock ownership information contained in this Proxy Statement was obtained from the Company’s shareholder records, filings with governmental authorities, or from the named directors and officers.

VOTING TRUST AGREEMENT

The first two individual beneficial owners listed in the foregoing table, and eight other persons comprising extended family members and related trusts, have entered into a voting trust agreement with respect to the voting of an aggregate of 1,669,664 shares of common stock of the Company. The voting trust agreement will terminate on December 4, 2009, unless sooner terminated by the voting trustee or unanimous written consent of all the parties to the voting trust agreement, or unless extended by unanimous written consent by all parties to the agreement. The voting trustee under the agreement is Maryjo Cohen. Under the agreement, the voting trustee exercises all rights to vote the shares subject to the voting trust with respect to all matters presented for shareholder action.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Each of the directors, except Ms. Cohen and Mr. Cohen, has been determined by the Board of Directors to qualify as an “independent director” as defined by the rules of the New York Stock Exchange. The Board has determined that Messrs. Cardozo, Quinn and Stienessen do not have a relationship with the Company, other than as a Director and are therefore independent.

The Company has not adopted any formal policies or procedures for the review, approval, or ratification of transactions that may be required to be reported under the SEC disclosure rules. Such transactions, if and when they are proposed or have occurred, have been or will be reviewed by the entire Board (other than the director involved) on a case-by-case basis. The Company’s Code of Conduct does contain several provisions that should benefit the Board in reviewing such transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company estimates the following fees have been incurred and will be billed:

	Audit Fees(1)(3)	Audit Related Fees	Tax Fees(2)	All Other Fees
Year ended December 31, 2005	$190,000	$—	$—	$—

Year ended December 31, 2006	$267,000	$—	$—	$—

(1)	Includes audit fee for financial statement audits, 10-Q reviews, Sarbanes-Oxley 404 controls work and related expenses.
(2)

Tax fees, consisting of review of Federal and State income tax returns, and advice related to various tax matters, were paid to BDO Seidman, LLC, a firm independent of the Company’s registered independent public accounting firm. The fees for 2005 were $25,000, and fees for 2006 are expected to be approximately $25,000, also paid to BDO Seidman, LLC.

(3)	The Company estimates total billings from Virchow Krause & Co LLC will be $413,000 related to the reaudits of fiscal years 2003 and 2004.

Virchow Krause & Company, LLP did not provide any financial information, design or implementation services for the Company during fiscal years ended December 31, 2005 and 2006.

In accordance with the Audit Committee charter, the Committee must review and, in its sole discretion, pre-approve an itemized budget for the independent auditors’ annual engagement letter and all audit, audit-related, tax and other permissible services proposed to be provided by the independent auditor in accordance with the applicable New York Stock Exchange listing standards and United States Securities and Exchange Commission rules, and the fees for such services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K Page Reference

	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2006 and 2005	F-1 & F-2

		b.	Consolidated Statements of Earnings - Years ended December 31, 2006, 2005 and 2004	F-3

		c.	Consolidated Statements of Cash Flows -Years ended December 31, 2006, 2005 and 2004	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2006, 2005 and 2004	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-18

		f.	Report of Independent Registered Public Accounting Firm	F-19

	2.	Consolidated Financial Statement Schedules:

			Schedule II - Valuation and Qualifying Accounts	F-20

(b)	Exhibits:

Exhibit Number		Description

Exhibit 3	(i) –	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

	(ii) –	By-Laws - incorporated by reference from Exhibit 3.(ii) of the Company’s current report on Form 8-K dated July 6, 2007.

Exhibit 9	–	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Qfor the quarter ended July 6, 1997

Exhibit 10.1*	–	1988 Stock Option Plan - incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

Exhibit 10.2*	–

Form of Incentive Stock Option Agreement under the 1988Stock Option Plan - Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

Exhibit 10.3	–	Material contract for retired executive officer, attached.

* Compensatory Plans

Exhibit 11	–	Statement Re Computation of Per Share Earnings

Exhibit 14	–

Code of Ethics, incorporated by reference to the “Corporate Code of Conduct” located in the “Vote Required and Other Information” section of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders

Exhibit 16	–	Letter Re Change in Certifying Accountant, incorporated by reference to Exhibit 99.6 of Form 8-K/A filed May 12, 2006

Exhibit 21	–	Subsidiaries of the Registrant

Exhibit 23.1	–	Consent of Virchow Krause & Company, LLP

Exhibit 31.1	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	–	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	–	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Schedules:

Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

(registrant)

By:	/S/ Randy F. Lieble
Randy F. Lieble Vice President, Treasurer, Secretary and Chief Financial Officer (Principal Accounting Officer)

By:	/S/ Richard N. Cardozo	By:	/S/ Patrick J. Quinn
	Richard N. Cardozo Director		Patrick J. Quinn Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen Chair of the Board, President Chief Executive Officer and Director (Principal Executive Officer)		Joseph G. Stienessen Director

By:	/S/ Melvin S. Cohen
Melvin S. Cohen Director

Date: August 24, 2007

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

	December 31
	2006		2005
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$46,696		$62,023

Marketable securities		96,920		111,552

Accounts receivable	$66,274		$32,764

Less allowance for doubtful accounts	703	65,571	480	32,284

Inventories:

Finished goods	24,276		20,771

Work in process	22,198		8,431

Raw materials	9,018	55,492	8,477	37,679

Other current assets		8,503		9,687

Total current assets		273,182		253,225

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements	1,919		1,855

Buildings	15,260		10,878

Machinery and equipment	69,796		55,369

	86,975		68,102

Less allowance for depreciation	24,416	62,559	17,618	50,484

GOODWILL		9,085		3,556

OTHER ASSETS		150		150

		$344,976		$307,415

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

	December 31
	2006		2005
LIABILITIES

CURRENT LIABILITIES:

Accounts payable		$35,424		$18,084

Federal and state income taxes		7,029		8,282

Accrued liabilities		20,575		14,138

Total current liabilities		63,028		40,504

DEFERRED INCOME TAXES		1,606		376

COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2006 and 2005
Issued: 7,440,518 shares at December 31, 2006 and 2005
Outstanding: 6,833,066 and 6,828,700 shares at December 31, 2006 and 2005, respectively	$7,441		$7,441

Paid-in capital	1,277		1,135

Retained earnings	290,519		277,033

Accumulated other comprehensive income (loss)	(22)		(141)

	299,215		285,468

Treasury stock, at cost, 607,452 shares in 2006 and 611,818 shares in 2005	18,873		18,933

Total stockholders’ equity		280,342		266,535

		$344,976		$307,415

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share data)

	For the years ended December 31,
	2006	2005	2004
Net sales	$304,681	$184,565	$158,956

Cost of sales	248,338	146,284	118,890

Gross profit	56,343	38,281	40,066

Selling and general expenses	19,813	14,452	17,417

Pension plan termination	—	—	3,528

Goodwill impairment	500	4,148	—

Operating profit	36,030	19,681	19,121

Other income, principally interest	4,349	4,345	3,585

Earnings before provision for income taxes	40,379	24,026	22,706

Provision for income taxes	12,419	7,609	7,265

Net earnings	$27,960	$16,417	$15,441

Weighted average shares outstanding:
Basic	6,831	6,826	6,821
Diluted	6,831	6,827	6,823

Net earnings per share:
Basic	$4.09	$2.41	$2.26
Diluted	$4.09	$2.40	$2.26

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	In Thousands
For the years ended December 31,	2006	2005	2004

Cash flows from operating activities:
Net earnings	$27,960	$16,417	$15,441
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	7,891	4,245	3,310
Deferred income taxes	(938)	(1,485)	126
Pension charges	—	—	2,052
Goodwill Impairment	500	4,148	—
Other	1,324	555	1,160
Changes in operating accounts, net of acquisitions:
Accounts receivable, net	(33,063)	1,277	(4,657)
Inventories	(15,904)	(3,552)	(9,489)
Other current assets	856	(1,607)	(50)
Accounts payable and accrued liabilities	18,133	(139)	(2,256)
Federal and state income taxes	(1,253)	2,478	142
Net cash provided by operating activities	5,506	22,337	5,779

Cash flows from investing activities:
Marketable securities purchased	(53,472)	(89,088)	(111,237)
Marketable securities – maturities and sales	68,287	140,482	127,895
Acquisition of property, plant and equipment	(7,271)	(13,832)	(28,188)
Acquisition of businesses	(13,834)	(1,500)	(2,373)
Deposit for acquisition of business	—	(2,500)	—
Sale of property plant and equipment	9	12	759
Net cash provided by (used in) investing activities	(6,281)	33,574	(13,144)

Cash flows from financing activities:
Dividends paid	(14,476)	(11,394)	(7,977)
Other	(76)	(10)	—
Net cash used in financing activities	(14,552)	(11,404)	(7,977)

Net increase (decrease) in cash and cash equivalents	(15,327)	44,507	(15,342)
Cash and cash equivalents at beginning of year	62,023	17,516	32,858
Cash and cash equivalents at end of year	$46,696	$62,023	$17,516

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$14,608	$6,617	$6,996

Supplemental disclosure of non-cash investing and financing activities:

As of December 31, 2006, 2005, and 2004, the unrealized gain (loss) on available for sale securities, net of tax, was ($22,000), ($141,000), and $93,000.

During 2006, 2005, and 2004, $500,000, $750,000, and $1,250,000, respectively, were accrued for goodwill related to the acquisition of NCN Hygienic Products, Inc. During 2006, $4,041,000 was accrued pertaining to the acquisition of Amron LLC.

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share data)

For the years ended December 31, 2006, 2005, 2004	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2003	$7,441	$991	$264,546	$(1,439)	$(19,230)	$252,309

Net earnings			15,441			15,441

Unrealized loss on available for sale securities, net of tax				(507)		(507)

Minimum pension liability adjustment, net of tax				2,039		2,039

Total comprehensive income						16,973

Dividends paid, $1.17 per share			(7,977)			(7,977)

Other		59			151	210

Balance December 31, 2004	7,441	1,050	272,010	93	(19,079)	261,515

Net earnings			16,417			16,417

Unrealized loss on available for sale securities, net of tax				(234)		(234)

Total comprehensive income						16,183

Dividends paid, $1.67 per share			(11,394)			(11,394)

Other		85			146	231

Balance December 31, 2005	7,441	1,135	277,033	(141)	(18,933)	266,535

Net earnings			27,960			27,960

Unrealized gain on available for sale securities, net of tax				119		119

Total comprehensive income						28,079

Dividends paid, $2.12 per share			(14,474)			(14,474)

Other		142	—		60	202

Balance December 31, 2006	$7,441	$1,277	$290,519	$(22)	$(18,873)	$280,342

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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

The Company’s cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the bank for payment of $7,006,000 and $2,308,000 at December 31, 2006 and 2005, are included as reductions of cash and cash equivalents.

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

At December 31, 2006 and 2005, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at December 31 is shown in the table:

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
December 31, 2006
Tax-exempt Government Bonds	$96,953	$96,920	$2	$35

December 31, 2005
Tax-exempt Government Bonds	$111,768	$111,552	$13	$229

Proceeds from sales of marketable securities totaled $68,287,000 in 2006, $140,482,000 in 2005, and $127,895,000 in 2004. Gross gains related to sales of marketable securities totaled $0, $203,000, and $0 in 2006, 2005 and 2004, respectively. There were no gross losses related to sales of marketable securities in 2006, 2005, and 2004. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income and were gains (losses) of ($33,000), ($216,000) and $142,000 before taxes at December 31, 2006, 2005, and 2004, respectively. No unrealized gains (losses) were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2006, 2005, or 2004.

The contractual maturities of the marketable securities held at December 31, 2006 are as follows: $22,264,000 within one year; $5,408,000 beyond one year to five years; $18,933,000 beyond five years to ten years, and $50,315,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which as noted above can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

(4)

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.

(5)

ACCOUNTS RECEIVABLE: The Company’s accounts receivable are related to sales of products. Credit is extended based on prior experience with the customer and evaluation of customers’ financial condition. Accounts receivable are primarily due within 30 days. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on the Company’s historical collection experience, adverse situations that may affect the customer’s ability to pay, and prevailing economic conditions.

(6)

INVENTORIES: Housewares/Small Appliance segment inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method. Inventories for the Defense and Absorbent Products segments are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.

(7)

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Straight-line depreciation is provided in amounts sufficient to relate the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements. The Company’s reviews long lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.

(8)

GOODWILL: The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. A goodwill impairment was recognized during 2006, 2005, and 2004 of $500,000, $4,148,000 and $0, respectively, related to the Absorbent Products segment. The Company’s goodwill as of December 31, 2006 and 2005 was $9,085,000, and $3,556,000, respectively, relating to its Defense Products segment. The increase stemmed from the acquisition of Amron. (See Footnote L.) In addition, at both December 31, 2006 and 2005, goodwill was $0 related to its Absorbent Products segment.

The Company’s annual impairment testing dates were October 2, 2006, and October 3, 2005. As of those dates, goodwill for the absorbent products segment was deemed impaired because of the declining profitability and losses experienced by the segment in 2006 and by one of the reporting units within the segment in 2005. Using a multiple of earnings to estimate fair value, it was determined that goodwill was fully impaired. For the defense segment, no impairment was indicated. The Company has no intangible assets, other than goodwill.

(9)

REVENUE RECOGNITION: For all of its segments, the Company generally recognizes revenue when product is shipped or title passes pursuant to customers’ orders, the price is fixed and collection is reasonably assured. For the Housewares/Small appliance segment, the Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment. Net sales for this segment are arrived at by deducting early payment discounts and cooperative advertising from gross sales. The Company records cooperative advertising when revenue is recognized.

(10)

SHIPPING AND HANDLING COSTS: In accordance with the Emerging Issues Task Force (EITF) issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping costs in cost of goods sold.

(11)

ADVERTISING: The Company’s policy is to expense advertising as incurred for the year and include it in selling and general expenses. Advertising expense was $303,000, $567,000 and $3,665,000 in 2006, 2005 and 2004.

(12)

STOCK OPTIONS: The modified prospective method is used for valuing stock options issued. The pro forma effect on earnings for 2005 and 2004 of accounting for stock options using the fair value method is not material. There was no stock-based compensation expense recognized in 2006 since all previously granted stock options were granted and vested prior to the adoption of FASB Statement No. 123R. See Note F.

(13)

ACCUMULATED OTHER COMPREHENSIVE LOSS: The $22,000 and $141,000 of accumulated comprehensive loss at December 31, 2006 and 2005, respectively, relate to the unrealized loss on the Company’s available-for-sale marketable security investments. These amounts are recorded net of tax effect of $12,000 and $76,000 for 2006 and 2005, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet. The following table shows the changes in product warranty liability for the period:

	(In Thousands)
	2006	2005
Beginning balance January 1,	$2,033	$1,698

Accruals during the period	2,693	2,452

Charges / payments made under the warranties	(2,034)	(2,117)

Balance December 31	$2,692	$2,033

(15)

INCOME TAXES: Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported. Income tax contingencies are accounted for in accordance with Statement of Financial Accounting Standards No. 5 “SFAS 5”), “Accounting for Contingencies.” See Note (H) infra for summaries of the provision, the effective tax rates, and the tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities.

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

FASB 158

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Under SFAS No. 158, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158 on its respective financial position and results of operations.

FASB 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its respective financial position and results of operations.

B.	INVENTORIES:

The amount of inventories valued on the LIFO basis was $19,442,000 and $17,967,000 as of December 31, 2006 and 2005, respectively, and consists of housewares/small appliance finished goods. Under LIFO, inventories are valued at approximately $994,000 and $176,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2006 and 2005, respectively. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the housewares/small appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In Thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2006	$(818)	$507	$0.07
2005	$(176)	$109	$0.02
2004	$688	$(427)	$(0.06)

This information is provided for comparison with companies using the FIFO basis.

Inventory for defense, absorbent products, and raw materials of the housewares/small appliance segments are valued under the first-in-first-out method and total $36,050,000 and $19,712,000 at December 31, 2006 and 2005. The 2006 FIFO total is comprised of $4,834,000 of finished goods, $22,198,000 of work in process, and $9,018,000 of raw material and supplies. At December 31, 2005 the FIFO total was comprised of $2,804,000 of finished goods, $8,431,000 of work in process, and $8,477,000 of raw material and supplies.

C.	ACCRUED LIABILITIES:

At December 31, 2006 accrued liabilities consisted of payroll $10,858,000, product liability $5,800,000, environmental $1,680,000, plant closing costs $301,000, and other $1,936,000. At December 31, 2005 accrued liabilities consisted of payroll $4,524,000, product liability $6,087,000, environmental $1,837,000, plant closing costs $385,000, and other $1,305,000.

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

As of December 31, 2006, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares. No shares were reacquired in either 2006 or 2005. Treasury shares have been used for the exercise of stock options and to fund a portion of the Company’s 401(k) contributions.

E.	NET EARNINGS PER SHARE:

Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. There were no antidilutive shares outstanding at December 31, 2006, 2005, or 2004.

The following is a reconciliation of basic and diluted net income per share for the years ended December 31, 2005, 2004, and 2003:

	(IN THOUSANDS EXCEPT PER SHARE DATA)
	2006	2005	2004

Net earnings (1)	$27,960	$16,417	$15,441

Weighted average common shares outstanding (2)	6,831	6,826	6,821
Common share equivalents relating to stock options	0	1	2
Adjusted common and common equivalent shares for computation (3)	6,831	6,827	6,823

Net earnings per share:
Basic (1)/(2)	$4.09	$2.41	$2.26
Diluted (1)/(3)	$4.09	$2.40	$2.26

F.	STOCK OPTION PLAN:

The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for grant to key employees. Stock options for 500 shares at a weighted average price of $38.63 per share were outstanding at December 31, 2006. Stock options for 1,000 shares at a weighted average price of $38.63 per share were outstanding at December 31, 2005. There were 500 shares exercisable at $38.63 at both December 31, 2006 and 2005. No options were granted during the years ended December 31, 2006 or 2005.

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

(In Thousands) Pension benefits
2004
Net periodic cost:
Service cost	$38
Interest cost	385
Expected return on assets	(369)
Actuarial loss	73
Settlement charge	3,528
Net periodic benefit cost	$3,655

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

Weighted-average assumptions used to determine net periodic cost for the years ended December 31:
2004
Discount rate	6.00%
Expected return on plan assets	6.50%

The Company also contributes to a union-sponsored, multi-employer pension plan on behalf of certain employees of its Amron subsidiary. Contributions are made in accordance with negotiated labor contracts. The Multi-Employer Pension Plan Amendments Act of 1980 may, under certain circumstances, cause the Company to become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, the liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plan. At December 31, 2006, the Company had not undertaken any activities to terminate or withdraw from the plan.

Subsequent to 2006, the Company began to investigate its options to withdraw from the plan. The estimated cost of plan withdrawal is $1,900,000, which is based on the Company’s expected proportional share of the plan’s unfunded vested benefits.

During the year ended December 31, 2006, Company contributions to this union pension plan were $296,000.

401(k) Plan: The Company sponsors a 401(k) retirement plan that covers substantially all employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from the treasury stock, including the Company’s related cash dividends, totaled $368,000 in 2006, $305,000 in 2005, and $240,000 in 2004. In addition, the Company made cash contributions of $552,000 in 2006, $528,000 in 2005, and $481,000 in 2004 to the 401(k) Plan.

H.	INCOME TAXES:

The following table summarizes the provision for income taxes:

	(In thousands)
	2006	2005	2004
Current:
Federal	$11,396	$7,514	$5,751
State	1,961	1,580	1,388
	13,357	9,094	7,139
Deferred:
Federal	(727)	(977)	347
State	(211)	(508)	(221)
	(938)	(1,485)	126
Total tax provision	$12,419	$7,609	$7,265

The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State tax	2.8%	2.9%	3.3%
Tax exempt interest and dividends	(3.8)%	(6.0)%	(4.8)%
Federal Research Credit	(3.2)%	—	—
Other	(0.0)%	(0.2)%	(1.5)%
Effective rate	30.8%	31.7%	32.0%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2006	2005
Current deferred tax assets
Deferred Compensation	$3,482	$1,280
Insurance (primarily product liability)	2,024	2,089
Vacation	696	553
Environmental	657	716
Other	607	724
Total current deferred tax asset	$7,466	$5,362

Long-term deferred tax assets
Goodwill	$1,605	$1,541
State Attribute Carryforwards	296	132
Long-term deferred tax liability
Depreciation	(3,507)	(2,049)
Net Long-term deferred tax liability	$(1,606)	$(376)

On October 22, 2004, Congress passed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. The Act did not have a material effect on 2006 or 2005.

I.	COMMITMENTS AND CONTINGENCIES

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

Prior to the appellate court’s decision, there was considerable discussion between the Company’s outside counsel and the SEC staff on the manner in which financial information was to be presented during the period in which the appeal was pending. As a result of the controversy surrounding the SEC’s staff’s ultimate mandate that an investment company footnote be inserted into the Company’s financial statements for the year ended December 31, 2005, the Company’s predecessor independent registered public accountant, Grant Thornton LLP, withdrew its opinion for the years ending December 31, 2005, 2004, and 2003. Subsequently, the firm withdrew from the audit engagement as well. Despite the 7th Circuit Court of Appeals’ decision, Grant Thornton LLP would not reinstate its opinions, necessitating the reaudit of all three years which in turn has delayed the re-filing of the Form 10-K/A for 2005, the filing of the Form 10-K for 2006, and the Form 10-Q’s for 2006 and 2007. Timely filing of annual reports is a New York Stock Exchange requirement for maintenance of a listing. The Exchange has provided the Company with an extension until September 15, 2007 to file its 2006 annual report. With this filing, the Company has met the extended deadline.

In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

J.	CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 15%, 27% and 30% of consolidated net sales for the years ended December 31, 2006, 2005 and 2004. In the absorbent products segment, one customer accounted for 14%, 14% and 11% of consolidated net sales for the years ended December 31, 2006, 2005 and 2004.

The Company sources most of its Housewares/Small Appliances from vendors in the Orient and as a result risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays. Should such problems or delays materialize, products might not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective. In addition, the Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2006, 2005 and 2004. There is no similar provision applicable to the Chinese Yuan which until 2005 had been tied to the U.S. Dollar, but which has since been allowed to float and has appreciated in value. To date, any material impact from the change in the value of the currency has been to the cost of products secured via purchase orders issued subsequent to the currency value change. Foreign translation gains/losses are immaterial to the financial statements for all years presented.

The Company’s Defense Segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors. As a consequence, this segment’s future business essentially depends on the product needs and governmental funding of the DOD. During 2006 and 2005, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, with the award of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict. Under the contract, the segment is responsible for the performance of those subcontractors many of which it does not control. The defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination. Materials used in the Defense segment are available from multiple sources.

Raw materials for the Absorbent Products segment are commodities that are available from multiple sources.

K.	ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property. As of December 31, 1998, all remediation projects required at the Company’s Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. Based on factors known as of December 31, 2006, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies, extended monitoring or remediation projects, it is possible that the existing accrual could be  inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company. The Company’s environmental accrued liability on an undiscounted basis was $1,680,000 and $1,837,000 as of Dec ember 31, 2006 and 2005, respectively and is included in accrued liabilities on the balance sheet.

Expected future payments for environmental matters are as follows:

(In Thousands)
Years Ending December 31:
2007	$380
2008	260
2009	260
2010	260
2011	260
Thereafter	260
$1,680

L.	BUSINESS ACQUISITION:

On January 30, 2006, the Company purchased the assets of Amron, LLC, an Antigo, Wisconsin defense manufacturer of cartridge cases used in medium caliber (20-40mm) ammunition. The acquisition enhances the Company’s position as a viable competitive force in medium caliber ammunition programs of the U.S. Department of Army. The original purchase price was $24,000,000, consisting of a $16,000,000 payment at closing and an $8,000,000 earn-out amount, which was to be paid based upon certain earnings targets through December 31, 2010. Based on 2006 earnings, a $4,000,000 earn-out was accrued at December 31, 2006 and paid during the 1st quarter of 2007. On April 13, 2007, the Company reached an agreement with the seller, whereby the remaining $4,000,000 earnout obligation was settled by a payment of $2,400,000. Accordingly, the adjusted purchase price is $22,400,000. The accrued earn-out at December 31, 2006 was added to goodwill. Likewise, the earn-out settlement payment made during the second quarter of 2007 will also be added to goodwill.

The acquisition was accounted for as a purchase with all assets recorded at fair market value. The excess of the purchase price over the net tangible assets has been recorded as goodwill and is included as part of the Company’s defense products segment. The amounts allocated to goodwill is deductible for income tax purposes. Based upon the purchase price and fair value of the assets acquired, the following represents the allocation of the aggregate purchase price to the acquired net assets of Amron, LLC. This allocation differs from what was previously reported primarily because of appraisals of property plant and equipment that were finalized during the 4th quarter and adjustments to the purchase price.

(in 000’s)
Receivables	$224
Inventory	1,909
Prepaids	68
Fixed Assets	13,748
Goodwill	1,529
Total Assets Acquired	$17,478
Less: Current Liabilities Assumed	(1,478)
Net Assets Acquired	$16,000

The results of operations for the Company include those of Amron, LLC as of the date of closing. The following pro forma condensed consolidated results of operations have been prepared as if the acquisition of Amron had occurred as of January 1, 2005.

	(unaudited) (in thousands, except per share data)
	2006	2005
Net Revenues	$307,452	$209,786
Net Income	28,022	17,353
Net Income per Share:
Basic	$4.10	$2.54
Diluted	4.10	2.54
Weighted Average Shares Outstanding:
Basic	6,831	6,826
Diluted	6,831	6,827

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of January 1, 2005, nor are they necessarily indicative of the results that may occur in the future.

M.	DISPOSAL ACTIVITIES:

On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. This consolidation, which began during the 4th quarter of 2006 was completed during the 1st quarter of 2007, should ultimately improve the absorbent products segment’s long-term manufacturing efficiencies. As a result of the consolidation, the Georgia facility has been closed. The Company issued a W.A.R.N. (Worker Adjustment and Retraining Notification) notice on October 9, 2006. The Company estimates the total cost of the relocation activities to be $1,019,000, including $829,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees. The Company’s estimates are subject to refinement. Expenses related to the above disposal activities are included in Cost of Sales. Losses on the disposition of the facility’s fixed assets are included in Other Income. With the exception of one time termination benefits and capital expenditures related to the shut-down of the Georgia facility, costs will be expensed as incurred, consistent with the requirements of FAS 146 as employee services are performed and other associated costs are incurrred.

	(In 000’s)
Description	One-Time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total

Expected Disposal Costs	$190	$0	$829	$1,019
Disposal Costs Incurred To-Date (2006)	(63)	0	(436)	(499)
Remaining Disposal Costs at 12/31/06	$127	$0	$393	$520

Of the remaining disposal costs at December 31, 2006, the Company has accrued $79,000 related to the one-time termination benefit.

N.	BUSINESS SEGMENTS:

The Company operates in three business segments. The Company identifies its segments based on the Company’s organization structure, which is primarily by principal products. The principal product groups are Housewares/Small Appliances, Defense Products, and Absorbent Products.

The Housewares/Small Appliances Segment designs, markets, and distributes housewares and small appliances. These products are sold directly to retail outlets throughout the United States and also through independent distributors. As more fully described in Note J, the Company primarily sources its Housewares/Small Appliance products from nonaffiliated suppliers located in the Orient. Sales are seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.

The Defense Segment was started in February 2001 with the acquisition of AMTEC Corporation which manufactures precision mechanical and electromechanical assemblies for the U.S. government and prime contractors. During 2005, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition rounds for a period of five years. AMTEC’s manufacturing plant is located in Janesville, Wisconsin. During 2003, this segment was expanded with the acquisition of Spectra Technologies LLC of East Camden, Arkansas. This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. government and prime contractors. The segment was further augmented with the acquisition of Amron, LLC of Antigo, Wisconsin during 2006.This facility primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition. See Note L.

The Absorbent Product Segment was started on November 19, 2001 with the acquisition of certain assets from RMED International, Inc, forming Presto Absorbent Products, Inc. This company manufactures diapers and, starting in 2004, adult incontinence products at the Company’s facilities in Eau Claire, Wisconsin. The products are sold to retail outlets, distributors, and other absorbent product manufacturers. During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia, manufacturer of adult incontinence products and training pads for dogs. The Company has since decided to close the Georgia facility and consolidate the absorbent products manufacturing in the Eau Claire, Wisconsin facility. See Note M.

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

	(in thousands)
	Housewares / Small Appliances		Defense Products(4)	Absorbent Products		Total
Year ended December 31, 2006
External net sales	$124,455		$126,849	$53,377		$304,681
Gross profit (loss)	32,809		28,762	(5,228)		56,343
Operating profit (loss)	22,441		20,262	(6,673	)(2)	36,030
Total assets	213,032		80,043	51,901		344,976
Depreciation and amortization	812		2,007	5,072		7,891
Capital expenditures	1,314		18,627	1,078		21,019

Year ended December 31, 2005
External net sales	$111,987		$36,954	$35,624		$184,565
Gross profit	30,975		9,564	(2,258)		38,281
Operating profit	21,139		5,797	(7,255	)(2)	19,681
Total assets	232,458		28,471	46,486		307,415
Depreciation and amortization	927		305	3,013		4,245
Capital expenditures	802		2,137	10,893		13,832

Year ended December 31, 2004
External net sales	$106,160		$24,535	$28,261		$158,956
Gross profit	30,649	(3)	7,867	1,550		40,066
Operating profit	13,181	(1)(3)	4,710	1,230		19,121
Total assets	232,999		24,972	44,035		302,006
Depreciation and amortization	1,233		216	1,861		3,310
Capital expenditures	4,067		1,756	22,365		28,188

(1)	The operating profit is after recording pension charges of $3,528,000, which is more fully described in Note G.
(2)	The operating profit is after recording goodwill impairment of $500,000 and $4,148,000 in 2006 and 2005, respectively, which is more fully described in Note A(8).
(3)	The Company recognized reductions of cost of goods sold of $700,000 in 2004 resulting from liquidation of its manufacturing LIFO reserve.
(4)	The Defense segment for 2006 includes revenue and earnings related to the acquisition of Amron, LLC. See Footnote L.

O.	OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities and equipment under noncancelable operating leases. Rent expense was approximately $1,042,000, $773,000, and $854,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Future minimum annual rental commitments are as follows:

Years ending December 31:
2007	$446
2008	320
2009	209
2010	189
2011	189
Thereafter	1,901
$3,254

P.	INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2006 and 2005:

	(In Thousands)
Quarter	Net Sales	Gross Profit	Net Earnings	Earnings per Share (Basic)	Earnings per Share (Diluted)
2006
First	$45,053	$5,284	$1,918	$0.28	$0.28
Second	58,014	8,911	3,614	0.53	0.53
Third	81,531	15,825	7,180	1.05	1.05
Fourth	120,083	26,323	15,248	2.23	2.23
Total	$304,681	$56,343	$27,960	$4.09	$4.09

2005
First	$35,359	$5,140	$1,276	$0.19	$0.19
Second	34,669	4,931	1,574	0.23	0.23
Third	39,545	7,061	2,657	0.39	0.39
Fourth	74,992	21,149	10,910	1.60	1.59
Total	$184,565	$38,281	$16,417	$2.41	$2.40

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment. This segment builds inventory during the first three quarters to meet the sales demand of the fourth quarter. Although the other segments are typically non-seasonal, the increase in sales and profits in the third and fourth quarters of 2006 also reflect the defense segment’s initial shipments under the 40mm systems contract.

Q.	LINE OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the second quarter. As of both December 31, 2006 and 2005, the line of credit limit was set at $10,000,000 and $5,000,000, respectively, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information, Schedule II - Valuation and Qualifying Accounts, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Virchow, Krause & Company, LLP

Minneapolis, Minnesota

August 23, 2007

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

	(In thousands)
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (A)	Deductions (B)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:

Year ended December 31, 2006	$480	$417	$194	$703

Year ended December 31, 2005	$480	$1	$1	$480

Year ended December 31, 2004	$480	$(45)	$(45)	$480

Notes:

(A) Amounts charged (credited) to selling and general expenses

(B) Principally bad debts written off, net of recoveries