Form 10-Q
period 2006-04-02
NATIONAL PRESTO INDUSTRIES INC
filed 2007-10-09
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 2, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number  1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)  715-839-2121

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

There were 6,836,688 shares of the Issuer’s Common Stock outstanding as of August 29, 2007.

*  The following reports have not been filed: two quarterly Form 10-Q reports for 2007.

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE – The Company filed a Form 8-K/A containing financial information for the quarterly period ended April 2, 2006 on May 12, 2006. This report on Form 10-Q differs from the previously reported quarterly financial information as a result of several balance sheet and statement of cash flow restatements pertaining to the reclassification of 7-day variable rate demand notes to marketable securities, a change in goodwill and the product liability insurance reserve, along with the attendant effects on deferred taxes, stockholders’ equity, and cash flows from operating and financing activities. (For a more detailed explanation, see the registrant’s annual report on Form 10-K/A for the year ended December 31, 2005, Item 9A and Footnote R). Certain assets and liabilities have also been adjusted to reflect the final allocation of the Amron purchase price. In addition, it should be noted that the Form 10-K for the year ending December 31, 2006 was filed prior to the filing of this quarterly statement. Comments are also provided on what are now subsequent events which had not occurred as of the date the Form 8-K/A was filed.

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 2, 2006 and December 31, 2005

(Unaudited)

(Dollars in thousands)

	2006		2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$45,604		$62,023

Marketable securities		100,483		111,552

Accounts receivable, net		28,979		32,284

Inventories:
Finished goods	$17,766		$20,771

Work in process	14,029		8,431

Raw materials	7,592	39,387	8,477	37,679

Other current assets		6,336		9,687

Total current assets		220,789		253,225

PROPERTY, PLANT AND EQUIPMENT	83,326		68,102

Less allowance for depreciation	19,481	63,845	17,618	50,484

GOODWILL		5,085		3,556

OTHER ASSETS		150		150

		$289,869		$307,415

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 2, 2006 and December 31, 2005

(Unaudited)

(Dollars in thousands)

	2006		2005
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$18,752		$18,084

Federal and state income taxes		2,471		8,282

Accrued liabilities		14,161		14,138

Total current liabilities		35,384		40,504

DEFERRED INCOME TAXES		376		376

COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,181		1,135

Retained earnings	264,475		277,033

Accumulated other comprehensive loss	(139)		(141)

	272,958		285,468

Treasury stock, at cost	18,849		18,933

Total stockholders’ equity		254,109		266,535

		$289,869		$307,415

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended April 2, 2006 and April 3, 2005

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2006	2005
Net sales	$45,053	$35,359

Cost of sales	39,769	30,219

Gross profit	5,284	5,140

Selling and general expenses	4,985	4,859

Operating profit	299	281

Other income	2,037	1,169

Earnings before provision for income taxes	2,336	1,450

Income tax provision	418	174

Net earnings	$1,918	$1,276

Weighted average shares outstanding:
Basic	6,829	6,823
Diluted	6,830	6,825

Net earnings per share:
Basic	$0.28	$0.19
Diluted	$0.28	$0.19

Cash dividends declared and paid per common share	$2.12	$1.67

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended April 2, 2006 and April 3, 2005

(Unaudited)

(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net earnings	$1,918	$1,276
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for depreciation	1,883	1,051
Other	66	141
Changes in:
Accounts receivable	3,529	10,434
Inventories	201	(4,235)
Other current assets	918	(307)
Accounts payable and accrued liabilities	(453)	(3,659)
Federal and state income taxes	(5,811)	(3,645)
Net cash provided by operating activities	2,251	1,056

Cash flows from investing activities:
Marketable securities purchased	—	(26,936)
Marketable securities - maturities and sales	11,071	33,806
Acquisition of property, plant and equipment	(1,497)	(4,039)
Acquisition of businesses, net of cash acquired	(13,834)	(1,500)
Sale of property, plant and equipment	2	10
Net cash provided by (used in) investing activities	(4,258)	1,341

Cash flows from financing activities:
Dividends paid	(14,476)	(11,394)
Other	64	(18)
Net cash used in financing activities	(14,412)	(11,412)

Net decrease in cash and cash equivalents	(16,419)	(9,015)
Cash and cash equivalents at beginning of period	62,023	17,516
Cash and cash equivalents at end of period	$45,604	$8,501

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

	(in thousands)

	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended April 2, 2006
External net sales	$17,517	$16,177	$11,359	$45,053
Gross profit (loss)	3,491	3,601	(1,808)	5,284
Operating profit (loss)	(49)	2,384	(2,036)	299
Total assets	190,204	52,408	47,257	289,869
Depreciation	205	414	1,264	1,883
Capital expenditures	321	1,170	6	1,497

Quarter ended April 3, 2005
External net sales	$18,835	$7,887	$8,637	$35,359
Gross profit (loss)	3,767	1,968	(595)	5,140
Operating profit (loss)	70	1,002	(791)	281
Total assets	212,870	23,551	46,597	283,018
Depreciation	294	67	690	1,051
Capital expenditures	191	109	3,739	4,039

NOTE C – PRODUCT WARRANTY

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

The product warranty liability is included in accounts payable on the balance sheet. The following table shows the changes in product warranty liability for the period:

	(in thousands)
	2006	2005
Beginning balance January 1	$2,033	$1,698
Accruals during the period	467	529
Charges / payments made under the warranties	(818)	(731)
Balance end of period	$1,682	$1,496

NOTE D – PLANT CLOSING

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

The following table summarizes the plant closing accrual activities for the periods presented: The remaining employee termination benefits are for health care costs for workers who accepted early retirement at the time of the plant closing and will be extinguished over approximately the next two years.

	(in thousands)
	Employee Termination Benefits	Other Exit Costs	Total
Balance January 1, 2006	$385	$—	$385
Charges in 2006	(5)	—	(5)
Balance April 2, 2006	$380	$—	$380

Balance January 1, 2005	$470	$60	$530
Charges in 2005	(18)	(60)	(78)
Balance April 3, 2005	$452	$—	$452

On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. This consolidation, which began during the 4th quarter of 2006 was completed during the 1st quarter of 2007, should ultimately improve the absorbent products segment’s long-term manufacturing efficiencies. As a result of the consolidation, the Georgia facility was closed during first quarter 2007. The company issued a W.A.R.N. (Worker Adjustment and Retraining Notification) notice on October 9, 2006. The Company subsequently during fourth quarter 2006, estimated the total cost of the relocation activities to be $1,019,000, including $829,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees.

NOTE E – COMMITMENTS AND CONTINGENCIES

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

Prior to the appellate court’s decision, there was considerable discussion between the Company’s outside counsel and the SEC staff on the manner in which financial information was to be presented during the period in which the appeal was pending. As a result of the controversy surrounding the SEC’s staff’s ultimate mandate that an investment company footnote be inserted into the Company’s financial statements for the year ended December 31, 2005, the Company’s predecessor independent registered public accountant, Grant Thornton LLP, withdrew its opinion for the years ending December 31, 2005, 2004, and 2003. Subsequently, the firm withdrew from the audit engagement as well. Despite the 7th Circuit Court of Appeals’ decision, Grant Thornton LLP would not reinstate its opinions, necessitating the reaudit of all three years which in turn has delayed the re-filing of the Form 10-K/A for 2005, the filing of the Form 10-K for 2006, and the Form 10-Q’s for 2006 and 2007. Timely filing of annual reports is a New York Stock Exchange requirement for maintenance of a listing. The Exchange has provided the Company with an extension until September 15, 2007 to file its 2006 annual report. The Exchange had provided the Company with an extension until September 15, 2007 to file its 2006 annual report which was met when the Form 10-K for the year ending December 31, 2006 was filed on August 27, 2007.

In addition, the Company is involved in other routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $139,000 of accumulated comprehensive loss at April 2, 2006 reflects the unrealized loss, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $1,920,000 and $1,087,000 for the three-month periods ended April 2, 2006 and April 3, 2005.

NOTE G – ADOPTION OF NEW ACCOUNTING STANDARDS

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

NOTE H – BUSINESS ACQUISITION

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

The acquisition was accounted for as a purchase with all assets recorded at fair market value. The excess of the purchase price over the net tangible assets has been recorded as goodwill and is included as part of the Company’s defense products segment. The amounts allocated to goodwill are deductible for income tax purposes. Based upon the purchase price and fair value of the assets acquired, the following represents the allocation of the aggregate purchase price to the acquired net assets of Amron, LLC. This allocation differs from what was previously reported primarily because of appraisals of property plant and equipment that were finalized during the 4th quarter and adjustments to the purchase price.

(in thousands)
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

	(unaudited) (in thousands, except per share data)
	Period Ending April 2, 2006	Period Ending April 3, 2005
Net Sales	$47,824	$40,952
Net Earnings	1,982	787
Net Earnings per Share:
Basic	$0.29	$0.12
Diluted	0.29	0.12
Weighted Average Shares Outstanding:
Basic	6,829	6,823
Diluted	6,830	6,825

The foregoing information for the periods ended April 2, 2006, and April 3, 2005, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2005, is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2005 annual report on Form 10-K/A. Interim results for the period are not indicative of those for the year.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2006 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 16, 2006, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts, failure of subcontractors or vendors to perform as required by contract; and the efficient start-up and utilization of capital equipment investments. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

Comparison First Quarter 2006 and 2005

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended April 2, 2006 and April 3, 2005.

On a consolidated basis, sales increased by $9,694,000 (27%), gross margins increased by $144,000 (3%), selling and general expense increased by $126,000 (3%), and other income increased by $868,000 (74%). Earnings before the provision for income taxes increased by $886,000 (61%), as did net earnings by $642,000 (50%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales decreased $1,318,000 from $18,835,000 to $17,517,000, or 7%, largely the result of a decrease in units shipped. Defense net sales increased by $8,290,000 from $7,887,000 to $16,177,000, or 105%, largely reflecting the expansion of the defense segment with the acquisition of Amron, LLC. (See Note H.) Absorbent products net sales increased by $2,722,000 from $8,637,000 to $11,359,000, or 32%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits decreased $276,000 from $3,767,000 (20% of sales) to $3,491,000 (20% of sales) as a result of the reduced volume noted above. Defense gross profits increased $1,633,000 from $1,968,000 (25% of sales) from the prior year’s quarter to $3,601,000 (22% of sales). The dollar increase reflected the increased sales referenced above, while the percentage decrease reflected a less favorable product mix. Absorbent products gross profit dropped $1,213,000 to a negative $1,808,000. The decline stemmed primarily from increased material costs, increased depreciation costs, and cost inefficiencies of a startup/learning curve nature related to the installation and ramp-up of new state-of-the-art machinery.

The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures. Housewares/small appliance selling and general expenses decreased $157,000, largely attributable to decreases in the aforementioned accrual. Defense segment selling and general expenses increased by $251,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels and the acquisition of Amron, LLC during the quarter. (See Note H.) Absorbent segment selling and general expenses were relatively flat.

The above items were responsible for the change in operating profit.

Other income increased $868,000 or 74% due primarily to the receipt and recognition of approximately $500,000 of insurance proceeds for business interruption related to a 2004 loss of manufacturing equipment. Also contributing to the increase were higher interest income of $261,000, resulting from increased yields on reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments), and royalties.

Earnings before provision for income taxes increased $886,000 from $1,450,000 to $2,336,000. The provision for income taxes increased from $174,000 to $418,000, which resulted in an effective income tax rate increase from 12% to 18% as a result of increased earnings subject to income tax. Net earnings increased $642,000 from $1,276,000 to $1,918,000, or 50%.

Liquidity and Capital Resources

Cash provided by operating activities was $2,251,000 during the first three months of 2006, as compared to $1,056,000 provided during the first three months of 2005. The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows.

Net cash used in investing activities during the first three months of 2006 was 4,258,000, as compared to $1,341,000 provided during the first three months of 2005. The change is attributable primarily to the acquisition of Amron, LLC which occurred during the first quarter of 2006. (See Note H.)

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), and subsequent reclassification has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of April 2, 2006 and 2005, $36,236,000 and $39,444,000, respectively, of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for the first three months of 2006 and 2005 primarily differed as a result of the $.45 per share increase in the extra dividend paid during those periods.

Working capital decreased by $27,316,000 to $185,405,000 at April 2, 2006. The Company’s current ratio was 6.2 to 1.0 at April 2, 2006, as compared to 6.3 to 1.0 at December 31, 2005.

As of April 2, 2006, there were approximately $700,000 of open equipment purchase commitments to expand the product line in its absorbent products segment. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

The Company may have additional plant closing costs stemming from its 2001-2002 plant closing (see Note D) but is not aware of any such costs. Plant closing activities are relatively unique and infrequent for the Company; therefore, these activities possess inherent risk that changes in previously recorded estimates could occur. On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. The Company estimated the total cost of the relocation activities to be $1,019,000, including $829,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees.

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

Inventories: New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product. There were no such obsolescence issues that had a material effect during the current period and, accordingly, the Company did not record a reserve for obsolete product. In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.

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

New Accounting Pronouncements

Please refer to Note G for information related to the effect of adopting new accounting pronouncements on the Company’s consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the Company’s seven-day variable rate demand notes now are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. Dollar and the Hong Kong Dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2006, 2005, and 2004. There is no similar provision applicable to the Chinese Yuan, which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the Yuan vis-à-vis the U.S. Dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation. Foreign translation gains/losses are immaterial to the financial statements for both periods presented.

ITEM 4.   CONTROLS AND PROCEDURES

Reference is made to Item 9A of Form 10-K for the year ended December 31, 2006 filed on August 27, 2007.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note E in the Notes to Consolidated Financial Statements set forth under Part I - Item 1 above.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases or sales of securities during the quarter ended April 2, 2006.

ITEM 6.   EXHIBITS

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company’s annual report on Form 10-K/A for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company’s quarterly report on Form 10-Q for the quarter ended October 3, 1999
Exhibit 9	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 10.1	1988 Stock Option Plan - incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 10.2

Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 10.3	Form of Material Contract for Retired Executive Officer - incorporated by reference from Exhibit 10.3 of the Company’s annual report on Form 10-K for the year ended December 31, 2006
Exhibit 11	Statement regarding computation of per share earnings
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: October 9, 2007	/s/ M. J. Cohen
M. J. Cohen, Chair of the Board, Chief Executive Officer, President (Principal Executive Officer)

/s/ M. J. Cohen
Interim Chief Financial Officer (Principal Accounting Officer)

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