Form 10-Q
period 2006-07-02
NATIONAL PRESTO INDUSTRIES INC
filed 2007-10-09
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 2, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

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

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE – The Company filed a Form 8-K containing financial information for the quarterly period ended July 2, 2006 on August 11, 2006. This report on Form 10-Q differs from the previously reported quarterly financial information as a result of several balance sheet and statement of cash flow restatements pertaining to the reclassification of 7-day variable rate demand notes to marketable securities, a change in goodwill and the product liability insurance reserve, along with the attendant effects on deferred taxes, stockholders’ equity, and cash flows from operating and financing activities. (For a more detailed explanation, see the registrant’s annual report on Form 10-K/A for the year ended December 31, 2005, Item 9A and Footnote R). Certain assets and liabilities have also been adjusted to reflect the final allocation of the Amron purchase price. In addition, it should be noted that the Form 10-K for the year ending December 31, 2006 was filed prior to the filing of this quarterly statement. Comments are also provided on what are now subsequent events which had not occurred as of the date the Form 8-K was filed.

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 2, 2006 and December 31, 2005

(Unaudited)

(Dollars in thousands)

	2006		2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$36,431		$62,023

Marketable securities		96,148		111,552

Accounts receivable, net		37,908		32,284

Inventories:
Finished goods	$26,885		$20,771

Work in process	23,137		8,431

Raw materials	7,936	57,958	8,477	37,679

Other current assets		6,646		9,687

Total current assets		235,091		253,225

PROPERTY, PLANT AND EQUIPMENT	83,874		68,102

Less allowance for depreciation	21,431	62,443	17,618	50,484

GOODWILL		5,085		3,556

OTHER ASSETS		150		150

		$302,769		$307,415

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 2, 2006 and December 31, 2005

(Unaudited)

(Dollars in thousands)

	2006		2005
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$26,125		$18,084

Federal and state income taxes		3,060		8,282

Accrued liabilities		15,432		14,138

Total current liabilities		44,617		40,504

DEFERRED INCOME TAXES		376		376

COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,212		1,135

Retained earnings	268,090		277,033

Accumulated other comprehensive income (loss)	(105)		(141)

	276,638		285,468

Treasury stock, at cost	18,862		18,933

Total stockholders’ equity		257,776		266,535

		$302,769		$307,415

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months and Six Months Ended July 2, 2006 and July 3, 2005

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net sales	$58,014	$34,669	$103,067	$70,028

Cost of sales	49,103	29,738	88,872	59,957

Gross profit	8,911	4,931	14,195	10,071

Selling and general expenses	5,096	4,218	10,081	9,077

Operating profit	3,815	713	4,114	994

Other income	1,348	1,176	3,385	2,345

Earnings before provision for income taxes	5,163	1,889	7,499	3,339

Income tax provision	1,549	315	1,967	489

Net earnings	$3,614	$1,574	$5,532	$2,850

Weighted average shares outstanding:
Basic	6,831	6,826	6,830	6,824
Diluted	6,832	6,828	6,831	6,826

Net earnings per share:
Basic	$0.53	$0.23	$0.81	$0.42
Diluted	$0.53	$0.23	$0.81	$0.42

Cash dividends declared and paid per common share	$—	$—	$2.12	$1.67

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended July 2, 2006 and July 3, 2005

(Unaudited)

(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net earnings	$5,532	$2,850
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	3,832	2,097
Other	140	193
Changes in:
Accounts receivable	(5,400)	13,325
Inventories	(17,042)	(15,920)
Other current assets	590	(264)
Accounts payable and accrued liabilities	8,191	(3,562)
Federal and state income taxes	(5,222)	(4,254)
Net cash used in operating activities	(9,379)	(5,535)

Cash flows from investing activities:
Marketable securities purchased	—	(47,451)
Marketable securities - maturities and sales	15,459	61,105
Acquisition of property, plant and equipment	(3,372)	(5,226)
Acquisition of businesses, net of cash acquired	(13,834)	(1,500)
Sale of property, plant and equipment	2	10
Net cash provided by (used in) investing activities	(1,745)	6,938

Cash flows from financing activities:
Dividends paid	(14,476)	(11,394)
Other	8	(69)
Net cash used in financing activities	(14,468)	(11,463)

Net decrease in cash and cash equivalents	(25,592)	(10,060)
Cash and cash equivalents at beginning of period	62,023	17,516
Cash and cash equivalents at end of period	$36,431	$7,456

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended July 2, 2006
External net sales	$18,239	$27,585	$12,190	$58,014
Gross profit (loss)	4,014	6,027	(1,130)	8,911
Operating profit (loss)	921	4,250	(1,356)	3,815
Total assets	185,869	70,091	46,809	302,769
Depreciation	200	482	1,269	1,951
Capital expenditures	304	1,224	347	1,875

Quarter ended July 3, 2005
External net sales	$16,521	$8,963	$9,185	$34,669
Gross profit (loss)	3,478	1,950	(497)	4,931
Operating profit (loss)	243	1,180	(710)	713
Total assets	213,980	22,965	47,153	284,098
Depreciation	279	76	691	1,046
Capital expenditures	138	391	658	1,187

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Six Months ended July 2, 2006
External net sales	$35,756	$43,762	$23,549	$103,067
Gross profit (loss)	7,505	9,628	(2,938)	14,195
Operating profit (loss)	872	6,634	(3,392)	4,114
Total assets	185,869	70,091	46,809	302,769
Depreciation	403	896	2,533	3,832
Capital expenditures	625	2,394	353	3,372

Six Months ended July 3, 2005
External net sales	$35,356	$16,850	$17,822	$70,028
Gross profit (loss)	7,245	3,918	(1,092)	10,071
Operating profit (loss)	313	2,182	(1,501)	994
Total assets	213,980	22,965	47,153	284,098
Depreciation	573	143	1,381	2,097
Capital expenditures	329	500	4,397	5,226

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

The product warranty liability is included in accounts payable on the balance sheet. The following table shows the changes in product warranty liability for the period:

	(in thousands)
	2006	2005
Beginning balance January 1	$2,033	$1,698
Accruals during the period	1,085	982
Charges / payments made under the warranties	(959)	(1,308)
Balance end of period	$2,159	$1,372

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

	(in thousands)
	Employee Termination Benefits	Other Exit Costs	Total
Balance January 1, 2006	$385	$—	$385
Charges in 2006	(20)	—	(20)
Balance July 2, 2006	$365	$—	$365

Balance January 1, 2005	$470	$60	$530
Charges in 2005	(53)	(60)	(113)
Balance July 3, 2005	$417	$—	$417

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

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $105,000 of accumulated comprehensive loss at July 2, 2006 reflects the unrealized loss, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $3,648,000 and $1,591,000 for the three-month periods ended July 2, 2006 and July 3, 2005, respectively, and $5,568,000 and $2,678,000 for the six-month periods ended July 2, 2006 and July 3, 2005, respectively.

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

	(unaudited) (in thousands, except per share data)
	Quarter Ending July 2, 2006	Quarter Ending July 3, 2005
Net Sales	$58,014	$42,579
Net Earnings	3,614	2,364
Net Earnings per Share:
Basic	$0.53	$0.35
Diluted	0.53	0.35
Weighted Average Shares Outstanding:
Basic	6,831	6,826
Diluted	6,832	6,828

	(unaudited) (in thousands, except per share data)
	Six Months Ending July 2, 2006	Six Months Ending July 3, 2005
Net Sales	$105,838	$83,531
Net Earnings	5,596	3,151
Net Earnings per Share:
Basic	$0.82	$0.46
Diluted	0.82	0.46
Weighted Average Shares Outstanding:
Basic	6,830	6,824
Diluted	6,831	6,826

The foregoing information for the periods ended July 2, 2006, and July 3, 2005, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2005, is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2005 annual report on Form 10-K/A. Interim results for the period are not indicative of those for the year.

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

Comparison Second Quarter 2006 and 2005

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended July 2, 2006 and July 3, 2005. On a consolidated basis, sales increased by $23,345,000 (67%), gross margins increased by $3,980,000 (81%), selling and general expense increased by $878,000 (21%), and other income increased by $172,000 (15%). Earnings before the provision for income taxes increased by $3,274,000 (173%), as did net earnings by $2,040,000 (130%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased $1,718,000 from $16,521,000 to $18,239,000, or 10%, largely the result of an increase in units shipped. Defense net sales increased by $18,622,000 from $8,963,000 to $27,585,000, or 208%, with approximately 50% of the increase attributable to the expansion of the defense segment with the acquisition of Amron, LLC (see Note H) and the remaining increase largely stemming from sales related to the US Department of the Army 40mm Systems program. Absorbent products net sales increased by $3,005,000 from $9,185,000 to $12,190,000, or 33%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits increased $536,000 from $3,478,000 (21% of sales) to $4,014,000 (22% of sales), reflecting the increased sales volume mentioned above. Defense gross profits increased $4,077,000 from $1,950,000 (22% of sales) from the prior year’s quarter to $6,027,000 (22% of sales). The dollar increase likewise reflected the increased sales referenced above. Absorbent products gross profit dropped $633,000 to a negative $1,130,000. The decline stemmed primarily from increased material costs, increased depreciation costs, and cost inefficiencies of a startup/learning curve nature related to the ramp-up of new state-of-the-art machinery.

The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures. Housewares/small appliance selling and general expenses were relatively flat. Defense segment selling and general expenses increased by $1,007,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels, as well as an incentive to key executives to promote rapid growth of the business, and the addition of Amron, LLC. (See Note H.) Absorbent segment selling and general expenses were relatively flat.

The above items were responsible for the change in operating profit.

Other income increased $172,000 or 15%. The Company realized higher interest income from increased yields despite the fact that there were reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments).

Earnings before provision for income taxes increased $3,274,000 from $1,889,000 to $5,163,000. The provision for income taxes increased from $315,000 to $1,549,000, which resulted in an effective income tax rate increase from 17% to 30% as a result of increased earnings subject to income tax. Net earnings increased $2,040,000 from $1,574,000 to $3,614,000, or 130%.

Comparison of First Six Months 2006 and 2005

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Six Months ended July 2, 2006 and July 3, 2005.

On a consolidated basis, sales increased by $33,039,000 (47%), gross margins increased by $4,124,000 (41%), selling and general expense increased by $1,004,000 (11%), and other income, principally interest, increased by $1,040,000 (44%). Earnings before the provision for income taxes increased by $4,160,000 (125%), as did net earnings by $2,682,000 (94%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased $400,000 from $35,356,000 to $35,756,000, or 1%, largely the result of an increase in units shipped. Defense net sales increased by $26,912,000 from $16,850,000 to $43,762,000, or 160%, with approximately 60% of the increase attributable to the expansion of the defense segment with the acquisition of Amron, LLC (see Note H), and the remaining increase largely stemming from sales related to the US Department of the Army 40mm Systems program. Absorbent products net sales increased by $5,727,000 from $17,822,000 to $23,549,000, or 32%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits increased nominally by $260,000 from $7,245,000 (21% of sales) to $7,505,000 (21% of sales). Defense gross profits increased $5,710,000 from $3,918,000 (23% of sales) from the prior period to $9,628,000 (22% of sales). The dollar increase reflected the increased sales referenced above. Absorbent products gross profit dropped $1,846,000 to a negative $2,938,000. The decline stemmed primarily from increased material costs, increased depreciation costs, and cost inefficiencies of a startup/learning curve nature related to the ramp-up of new state-of-the-art machinery.

The accrual for unexpended advertising costs discussed in the Second Quarter comparison also applies to the first six months. Housewares/small appliance selling and general expenses decreased $299,000, largely attributable to decreases in the aforementioned accrual and in legal and professional expenses. Defense segment selling and general expenses increased by $1,258,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels. Absorbent segment selling and general expenses were relatively flat.

The above items were responsible for the change in operating profit.

Other income increased $1,040,000 or 44% as a result of higher interest income of $372,000 resulting from increased yields on reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments) and the receipt and recognition of approximately $500,000 of insurance proceeds related to a 2004 loss of manufacturing equipment.

Earnings before provision for income taxes increased $4,160,000 from $3,339,000 to $7,499,000. The provision for income taxes increased from $489,000 to $1,967,000, which resulted in an effective income tax rate increase from 15% to 26% as a result of increased earnings subject to tax. Net earnings increased $2,682,000 from $2,850,000 to $5,532,000, or 94%.

Liquidity and Capital Resources

Cash used in operating activities was $9,379,000 during the first six months of 2006, as compared to $5,535,000 during the first six months of 2005. The principal factors behind the increase in cash used can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows.

Net cash used in investing activities during the first six months of 2006 was $1,745,000, as compared to $6,938,000 provided during the first six months of 2005. The change is attributable primarily to the acquisition of Amron, LLC which occurred during the first quarter of 2006. (See Note H.)

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), and subsequent reclassification has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of July 2, 2006, and December 31, 2005, $35,783,000 and $39,444,000, respectively, of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents. Part of the change reflected in investing activities is simply the timing of the tendering of these notes.

Cash flows from financing activities for the first six months of 2006 and 2005 primarily differed as a result of the $.45 per share increase in the extra dividend paid during those periods.

Working capital decreased by $22,247,000 to $190,474,000 at July 2, 2006. The Company’s current ratio was 5.3 to 1.0 at July 2, 2006, as compared to 6.3 to 1.0 at December 31, 2005.

As of July 2, 2006, there were approximately $4,360,000 and $680,000 of open equipment/facilities purchase commitments to expand the product lines in the defense and absorbent products segments, respectively. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

There were no purchases or sales of securities during the quarter ended July 2, 2006.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 16, 2006, at which the election of one director and a proposal were submitted for a vote. The proposal stemmed from the investment company matter and was offered strictly as a means to enable the Company to run its business during the pendency of the appeal (see Footnote E). It authorized the Board of Directors and officers of the Company to enter into any transaction, or series of transactions, the effect of which might be deemed under Section 13 of the Investment Company Act of 1940 to, “...change the nature of its business so as to cease to be an investment company” were submitted for a vote. The language of the proposal was that dictated by statute.

The one Director, Maryjo Cohen, was elected with the following votes: “For”: 5,385,904; “Against”: 0; “Abstain”: 153,510; “Withheld”: 1,919; and “Broker Non-Votes”: 113,629. The proposal received the following votes: “For”: 4,881,611; “Against”: 172,336; “Abstain”: 21,856; “Withheld”: 0; and “Broker Non-Votes”: 574,794.

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