Form 10-Q
period 2006-10-01
NATIONAL PRESTO INDUSTRIES INC
filed 2007-10-09
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

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

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE – The Company filed a Form 8-K containing financial information for the quarterly period ended October 1, 2006 on November 13, 2006. This report on Form 10-Q differs from the previously reported quarterly financial information as a result of several balance sheet and statement of cash flow restatements pertaining to the reclassification of 7-day variable rate demand notes to marketable securities, a change in goodwill and the product liability insurance reserve, along with the attendant effects on deferred taxes, stockholders’ equity, and cash flows from operating and financing activities. (For a more detailed explanation, see the registrant’s annual report on Form 10-K/A for the year ended December 31, 2005, Item 9A and Footnote R). Certain assets and liabilities have also been adjusted to reflect the final allocation of the Amron purchase price. In addition, it should be noted that the Form 10-K for the year ending December 31, 2006 was filed prior to the filing of this quarterly statement. Comments are also provided on what are now subsequent events which had not occurred as of the date the Form 8-K was filed.

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 1, 2006 and December 31, 2005

(Unaudited)

(Dollars in thousands)

	2006		2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$41,528		$62,023

Marketable securities		80,589		111,552

Accounts receivable, net		57,434		32,284

Inventories:
Finished goods	$41,776		$20,771

Work in process	21,087		8,431

Raw materials	9,262	72,125	8,477	37,679

Other current assets		6,129		9,687

Total current assets		257,805		253,225

PROPERTY, PLANT AND EQUIPMENT	86,726		68,102

Less allowance for depreciation	22,804	63,922	17,618	50,484

GOODWILL		5,086		3,556

OTHER ASSETS		150		150

		$326,963		$307,415

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 1, 2006 and December 31, 2005

(Unaudited)

(Dollars in thousands)

	2006		2005
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$38,300		$18,084

Federal and state income taxes		5,141		8,282

Accrued liabilities		18,082		14,138

Total current liabilities		61,523		40,504

DEFERRED INCOME TAXES		376		376

COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value: Authorized: 12,000,000 shares Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,239		1,135

Retained earnings	275,270		277,033

Accumulated other comprehensive income (loss)	(28)		(141)

	283,922		285,468

Treasury stock, at cost	18,858		18,933

Total stockholders’ equity		265,064		266,535

		$326,963		$307,415

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months and Nine Months Ended October 1, 2006 and October 2, 2005

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net sales	$81,531	$39,545	$184,598	$109,573

Cost of sales	65,706	32,484	154,578	92,441

Gross profit	15,825	7,061	30,020	17,132

Selling and general expenses	5,918	4,350	15,999	13,427

Operating profit	9,907	2,711	14,021	3,705

Other income	1,085	1,014	4,470	3,359

Earnings before provision for income taxes	10,992	3,725	18,491	7,064

Income tax provision	3,812	1,068	5,779	1,557

Net earnings	$7,180	$2,657	$12,712	$5,507

Weighted average shares outstanding:
Basic	6,832	6,826	6,831	6,825
Diluted	6,833	6,828	6,832	6,827

Net earnings per share:
Basic	$1.05	$0.39	$1.86	$0.81
Diluted	$1.05	$0.39	$1.86	$0.81

Cash dividends declared and paid per common share	$—	$—	$2.12	$1.67

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended October 1, 2006 and October 2, 2005

(Unaudited)

(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net earnings	$12,712	$5,507
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	5,700	3,117
Other	269	248
Changes in:
Accounts receivable	(24,926)	4,522
Inventories	(32,537)	(21,590)
Other current assets	1,066	(322)
Accounts payable and accrued liabilities	23,016	(157)
Federal and state income taxes	(3,141)	(3,378)
Net cash used in operating activities	(17,841)	(12,053)

Cash flows from investing activities:
Marketable securities purchased	(15,509)	(68,987)
Marketable securities - maturities and sales	46,645	90,476
Acquisition of property, plant and equipment	(5,462)	(8,819)
Acquisition of businesses, net of cash acquired	(13,834)	(1,500)
Sale of property, plant and equipment	6	9
Net cash provided by investing activities	11,846	11,179

Cash flows from financing activities:
Dividends paid	(14,476)	(11,393)
Other	(24)	(73)
Net cash used in financing activities	(14,500)	(11,466)

Net decrease in cash and cash equivalents	(20,495)	(12,340)
Cash and cash equivalents at beginning of period	62,023	17,516
Cash and cash equivalents at end of period	$41,528	$5,176

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended October 1, 2006
External net sales	$29,264	$38,392	$13,875	$81,531
Gross profit (loss)	7,765	9,028	(968)	15,825
Operating profit (loss)	4,444	6,635	(1,172)	9,907
Total assets	204,403	74,037	48,523	326,963
Depreciation	201	398	1,269	1,868
Capital expenditures	461	1,341	289	2,091

Quarter ended October 2, 2005
External net sales	$22,666	$8,709	$8,170	$39,545
Gross profit (loss)	6,005	2,224	(1,168)	7,061
Operating profit (loss)	2,756	1,345	(1,390)	2,711
Total assets	217,942	24,775	48,478	291,195
Depreciation	236	77	707	1,020
Capital expenditures	197	387	3,009	3,593

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Nine Months ended October 1, 2006
External net sales	$65,020	$82,154	$37,424	$184,598
Gross profit (loss)	15,270	18,656	(3,906)	30,020
Operating profit (loss)	5,316	13,269	(4,564)	14,021
Total assets	204,403	74,037	48,523	326,963
Depreciation	604	1,294	3,802	5,700
Capital expenditures	1,085	3,735	642	5,462

Nine Months ended October 2, 2005
External net sales	$58,022	$25,559	$25,992	$109,573
Gross profit (loss)	13,250	6,142	(2,260)	17,132
Operating profit (loss)	3,069	3,527	(2,891)	3,705
Total assets	217,942	24,775	48,478	291,195
Depreciation	809	220	2,088	3,117
Capital expenditures	526	887	7,406	8,819

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

The product warranty liability is included in accounts payable on the balance sheet. The following table shows the changes in product warranty liability for the period:

	(in thousands)
	2006	2005
Beginning balance January 1	$2,033	$1,698
Accruals during the period	1,867	1,694
Charges / payments made under the warranties	(1,665)	(1,584)
Balance end of period	$2,235	$1,808

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

The following table summarizes the plant closing accrual activities for the periods presented:

	(in thousands)
	Employee Termination Benefits	Other Exit Costs	Total
Balance January 1, 2006	$385	$—	$385
Charges in 2006	(29)		(29)
Balance October 1, 2006	$356	$—	$356

Balance January 1, 2005	$470	$60	$530
Charges in 2005	(67)	(60)	(127)
Balance October 2, 2005	$403	$—	$403

The remaining employee termination benefits are for health care costs for workers who accepted early retirement at the time of the plant closing and will be extinguished over approximately the next two years.

On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities and, as a result, has begun the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. This consolidation will take place during the 4th quarter of 2006 and the 1st quarter of 2007 and should ultimately help to improve the absorbent products segment’s long-term manufacturing efficiencies. The company issued a W.A.R.N. (Worker Adjustment and Retraining Notification) notice on October 9, 2006. The Company subsequently during fourth quarter 2006, estimated the total cost of the relocation activities to be $1,019,000, including $829,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees.

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

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $28,000 of accumulated comprehensive loss at October 1, 2006 reflects the unrealized loss, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $7,257,000 and $2,764,000 for the three-month periods ended October 1, 2006 and October 2, 2005, respectively, and $12,825,000 and $5,689,000 for the nine-month periods ended October 1, 2006 and October 2, 2005, respectively.

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

	(in thousands, except per share data)
	Quarter Ending October 1, 2006	Quarter Ending October 2, 2005
Net Sales	$81,531	$45,616
Net Earnings	7,180	2,739
Net Earnings per Share:
Basic	$1.05	$0.40
Diluted	1.05	0.40
Weighted Average Shares Outstanding:
Basic	6,832	6,826
Diluted	6,833	6,828

	(unaudited) (in thousands, except per share data)
	Nine Months Ending October 1, 2006	Nine Months Ending October 2, 2005
Net Sales	$187,369	$129,147
Net Earnings	12,776	5,890
Net Earnings per Share:
Basic	$1.87	$0.86
Diluted	1.87	0.86
Weighted Average Shares Outstanding:
Basic	6,831	6,825
Diluted	6,832	6,827

The foregoing information for the periods ended October 1, 2006, and October 2, 2005, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2005, is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2005 annual report on Form 10-K/A. Interim results for the period are not indicative of those for the year.

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

Comparison Third Quarter 2006 and 2005

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended October 1, 2006 and October 2, 2005.

On a consolidated basis, sales increased by $41,986,000 (106%), gross margins increased by $8,764,000 (124%), selling and general expense increased by $1,568,000 (36%), and other income increased by $71,000 (7%). Earnings before the provision for income taxes increased by $7,267,000 (195%), as did net earnings by $4,523,000 (170%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased $6,598,000 from $22,666,000 to $29,264,000, or 29%, primarily the result of an increase in units shipped. Defense net sales increased by $29,683,000 from $8,709,000 to $38,392,000, or 341%, with approximately 65% of the increase attributable to sales related to the US Department of the Army 40mm Systems program and the remaining increase largely stemming from the expansion of the defense segment with the acquisition of Amron, LLC. (See Note H.) Absorbent products net sales increased by $5,705,000 from $8,170,000 to $13,875,000, or 70%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits increased $1,760,000 from $6,005,000 (27% of sales) to $7,765,000 (27% of sales), reflecting the increased sales volume mentioned above. Defense gross profits increased $6,804,000 from $2,224,000 (26% of sales) from the prior year’s quarter to $9,028,000 (24% of sales). The dollar increase likewise reflected the increased sales referenced above. Absorbent products improved slightly by $200,000 from a negative $1,168,000 to a negative $968,000. The negative gross margins stemmed primarily from increased material costs, increased depreciation costs, and cost inefficiencies of a startup/learning curve nature related to the ramp-up of new state-of-the-art machinery.

The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures. Housewares/small appliance selling and general expenses were relatively flat. Defense segment selling and general expenses increased by $1,514,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels, as well as an incentive to key executives to promote rapid growth of the business, and the addition of Amron, LLC. (See Note H.) Absorbent segment selling and general expenses were also relatively flat.

The above items were responsible for the change in operating profit.

Other income increased $71,000 or 7%. The Company realized higher interest income from increased yields despite the fact that there were reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments).

Earnings before provision for income taxes increased $7,267,000 from $3,725,000 to $10,992,000. The provision for income taxes increased from $1,068,000 to $3,812,000, which resulted in an effective income tax rate increase from 29% to 35% as a result of increased earnings subject to income tax. Net earnings increased $4,523,000 from $2,657,000 to $7,180,000, or 170%.

Comparison of First Nine Months 2006 and 2005

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Nine Months ended October 1, 2006 and October 2, 2005.

On a consolidated basis, sales increased by $75,025,000 (69%), gross margins increased by $12,888,000 (75%), selling and general expense increased by $2,572,000 (19%), and other income increased by $1,111,000 (33%). Earnings before the provision for income taxes increased by $11,427,000 (162%), as did net earnings by $7,205,000 (131%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased $6,998,000 from $58,022,000 to $65,020,000, or 12%, primarily the result of an increase in units shipped. Defense net sales increased by $56,595,000 from $25,559,000 to $82,154,000, or 221%, with approximately 60% of the increase attributable to sales related to the US Department of the Army 40mm Systems program and the remaining increase largely stemming from the expansion of the defense segment with the acquisition of Amron, LLC. (See Note H.) Absorbent products net sales increased by $11,432,000 from $25,992,000 to $37,424,000, or 44%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits increased by $2,020,000 from $13,250,000 (23% of sales) to $15,270,000 (24% of sales), reflecting the increased sales volume mentioned above. Defense gross profits increased $12,514,000 from $6,142,000 (24% of sales) from the prior period to $18,656,000 (23% of sales). The dollar increase likewise reflected the increased sales referenced above. Absorbent products gross profit dropped $1,646,000 to a negative $3,906,000. The decline stemmed primarily from increased material costs, increased depreciation costs, and cost inefficiencies of a startup/learning curve nature related to the ramp-up of new state-of-the-art machinery.

The accrual for unexpended advertising costs discussed in the Third Quarter comparison also applies to the first nine months. Housewares/small appliance selling and general expenses decreased $227,000, largely attributable to decreases in the aforementioned accrual. Defense segment selling and general expenses increased by $2,772,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales, as well as an incentive to key executives to promote rapid growth of the business, and earnings levels. Absorbent segment selling and general expenses were relatively flat.

The above items were responsible for the change in operating profit.

Other income increased $1,111,000 or 33% as a result of higher interest income of $536,000 resulting from increased yields on reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments) and the receipt and recognition of approximately $500,000 of insurance proceeds related to a 2004 loss of manufacturing equipment.

Earnings before provision for income taxes increased $11,427,000 from $7,064,000 to $18,491,000. The provision for income taxes increased from $1,557,000 to $5,779,000, which resulted in an effective income tax rate increase from 22% to 31% as a result of increased earnings subject to tax. Net earnings increased $7,205,000 from $5,507,000 to $12,712,000, or 131%.

Liquidity and Capital Resources

Cash used in operating activities was $17,841,000 during the first nine months of 2006, as compared to $12,053,000 used during the first nine months of 2005. The principal factors behind the increase in cash used can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows.

Net cash provided by investing activities during the first nine months of 2006 was $11,846,000, as compared to $11,179,000 during the first nine months of 2005. The change is attributable to two factors, one of which served to partially offset the other. First, more instruments matured and were placed in cash equivalents during the review period than in the prior year’s period. The second and partially offsetting factor was the larger cash outlay experienced in the current review period stemming from the acquisition of Amron, LLC (see Note H) compared to the prior year’s level of cash outlays for equipment used in the expansion of the absorbent products segment and modification of the Jackson, Mississippi plant to a warehousing and shipping facility.

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), and subsequent reclassification has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of October 1, 2006 and December 31, 2005, $49,983,000 and $39,444,000 of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents. Part of the change reflected in investing activities is simply the timing of the tendering of these notes.

Cash flows from financing activities for the first nine months of 2006 and 2005 primarily differed as a result of the $.45 per share increase in the extra dividend paid during those periods.

Working capital decreased by $16,439,000 to $196,282,000 at October 1, 2006. The Company’s current ratio was 4.2 to 1.0 at October 1, 2006, as compared to 6.3 to 1.0 at December 31, 2005.

As of October 1, 2006, there were approximately $5,980,000, $1,050,000, and $890,000 of open equipment/facilities purchase commitments to expand the product lines in the defense, absorbent products, and housewares/small appliances segments, respectively. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

The Company may have additional plant closing costs stemming from its 2001-2002 plant closing (see Note D), but is not aware of any such costs. Plant closing activities are relatively unique and infrequent for the Company; therefore, these activities possess inherent risk that changes in previously recorded estimates could occur. On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. The Company estimated the total cost of the relocation activities to be $1,019,000, including $829,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees.

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

There were no purchases or sales of securities during the quarter ended October 1, 2006.

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