Form 10-K
period 2007-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2008-03-17
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐           Accelerated filer   ☒           Non-accelerated filer   ☐           Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $426,199,130. The number of shares outstanding of each of the registrant’s classes of common stock, as of March 10, 2008 was 6,839,298.

* The following reports have not been filed: Three quarterly Form 10-Q reports for 2007.

The Registrant has incorporated in Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2008 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

A.	DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc., and its consolidated subsidiaries (the “Company”) consists of three business segments. For a further discussion of the Company’s business and the segments in which it operates please refer to Footnote N in the Notes to Consolidated Financial Statements. The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances. The Defense Products segment manufactures precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases, and performs Load, Assemble and Pack (LAP) operations on ordnance related products primarily for the U.S. government and prime contractors. The Absorbent Products segment manufactures and sells primarily private label diapers and adult incontinent products.

1.   Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; cutting centers; the Presto Control Master® heat control single thermostatic control line of fry pans in several sizes, griddles and multi-purpose cookers; deep fryers of various sizes; waffle makers; pizza ovens, slicer/shredders; curly cutters; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers and coffeemaker accessories; single serve coffee pod holders; electric tea kettles; electric peelers; lemonade makers; electric knife sharpeners; shoe polishers; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2007, approximately 20% of consolidated net sales were provided by cast products (fry pans, griddles, deep fryers, multi-cookers, and waffle makers), and approximately 11% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 2006, approximately 25% of consolidated net sales were provided by cast products (fry pans, griddles, grills, deep fryers and multi-cookers), and approximately 14% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, and heaters). For the year ended December 31, 2005, approximately 36% of consolidated net sales were provided by cast products, and approximately 20% by noncast/thermal appliances.

For the years ended December 31, 2007, 2006, and 2005, this segment had one customer which accounted for 10% or more of Company consolidated net sales. That customer was Wal-Mart Stores which accounted for 11% in 2007, 15% in 2006, and 27% in 2005 of consolidated net sales. The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

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

The Company has a sales force of 11 employees that sell to and service most customers. A few selected accounts are handled by manufacturers’ representatives who may also sell other product lines. Sales promotional activities are conducted through the use of newspaper advertising and television. The business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company’s sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company’s most active selling periods.

Research and development costs related to new product development for the years 2006, 2005, and 2004 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

Products are generally warranted to the original owner to be free from defects in material and workmanship for a period of one to twelve years from date of purchase, depending on the product. The Company allows a sixty-day over-the-counter initial return privilege through cooperating dealers. Products are serviced through a corporate service repair operation. The Company’s service and warranty programs are competitive with those offered by other manufacturers in the industry.

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

2. Defense Products Segment

AMTEC Corporation was acquired on February 24, 2001, and manufactures precision mechanical and electro-mechanical products for the U.S. Department of Defense (DOD) and DOD prime contractors. AMTEC’s 72,000 square-foot manufacturing facility, located in Janesville, Wisconsin, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators). Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture, distribution, and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors. It also is a prime contractor for the 40mm System program described more fully below. Spectra maintains 200,000 square feet of space located in East Camden, Arkansas, dedicated primarily to the performance of Load, Assemble, and Pack (LAP) type work and is currently in the process of completing a facility which will enable it to perform LAP work for the 40mm systems program referenced below. Amron, a division of AMTEC, holds the assets that were purchased from Amron, LLC on January 30, 2006. It manufactures cartridge cases used in medium caliber (20-40 mm) ammunition primarily for the DOD and DOD prime contractors which include cartridge cases used in the 40mm systems program referenced below. The Amron manufacturing facility is 179,000 square-feet and is located in Antigo, Wisconsin. (See Footnote L.)

The Defense Products segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price. This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 29, 2005, AMTEC Corporation was awarded the high-volume, prime contract for the Army’s five year 40mm systems program. The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for a period of five years. The Army estimated the entire contract, if all of the options were fully exercised, to be $1.3 billion. AMTEC projects that its deliveries to the Army over the five year period will exceed $550,000,000. Deliveries under the systems program were $122,000,000 during 2007. Through March 17, 2008, the cumulative total of the government base and supplemental awards made under the 40mm program to AMTEC to date is $454 million.

During 2007, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses for two materials – steel and aluminum. The defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.

3. Absorbent Products Segment

The first Absorbent Products segment business (Presto Absorbent Products, Inc.) was formed on November 21, 2001 to purchase assets from Rmed International, a company that manufactured primarily private label diapers. On October 6, 2003, the Company purchased the assets of NCN Hygienic Products, Inc., a Marietta, Georgia company which manufactured adult incontinence products and pads for dogs, which were likewise primarily private label products. The absorbent products business is capital intensive and substantial investment in new equipment was made during 2004 and 2005. New absorbent product equipment is extremely complex. Not only is considerable time required to secure and install the equipment, but even more time is required to develop the requisite employee skill sets to utilize the equipment efficiently. Sales channels must be in place to sell the increased production that results from improved efficiency in operations.

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

The absorbent product business is very competitive. There are several competitors, most of which are larger than this segment of the Company. Product competition is largely based on product pricing, quality, and features.

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

For the years ended December 31, 2007, 2006 and 2005, this segment had one customer, Medline Industries Holdings LP, which accounted for 12%, 14% and 14% of consolidated net sales. The loss of Medline Industries Holdings LP as a customer would have a material adverse effect on the segment.

B.	OTHER COMMENTS

1.   Sources and Availability of Materials

See Footnote J in the Notes to the Consolidated Financial Statements.

2.   Trademarks, Licenses, Franchises and Concessions Held

Patents, particularly on new products, trademarks and know-how are considered significant. The Company’s current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company’s innovations and proprietary rights. The Company has dozens of U.S. and foreign patents pending and granted. Of those U.S. patents granted, the following is a non-exclusive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents): Quick Release Appliance Cord Assemblies (US 6,719,576 and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,470 and 6,354,194, March 2019), Food Processor (5,680,997, October 2014), Microwave Corn Popper Device and Methods (5,357,879, November 2013), Heater (D456,500, April 2016), and Parabolic Heater (D456,067, April 2016). To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits. Currently, the defense and absorbent products segment do not hold patents, trademarks, and licenses which would be deemed significant to their respective operations.

3.   Effects of Compliance with Environmental Regulations

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

Based on factors known as of December 31, 2007, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4.   Number of Employees of the Company

As of December 31, 2007, the Company had 1,032 employees compared to 988 employees at the end of December 2006. The increase was in large part due to the additional employees at AMTEC and Spectra in the Defense segment in keeping with the additional workload at these facilities, as well as the Absorbent Products segment’s additional work force needed to staff the new equipment installed during 2005. These increases were partially off set by the reduction of employees related to the closure of the Marietta, Georgia facility in the Absorbent Products segment.

The employees of Amron are members of the United Steel Workers union. The contract between Amron and the union has been extended from March 1, 2007 through February 28, 2010.

5. Industry Practices Related to Working Capital Requirements

The major portion of the Company’s sales was made with terms of 90 days or shorter.

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

Contract backlog of the Defense segment was approximately $250,000,000 at December 31, 2007 (gross of intercompany sales and $230,000,000 net of those sales), $260,000,000 at December 31, 2006 (gross of intercompany sales – $250,000,000 with intercompany sales eliminated) and $150,000,000 at December 31, 2005. Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders. It is anticipated that the backlog will be performed during a 12 to 14-month period, after December 31, 2007.

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

The Company does not make available on its web site its annual reports on Form 10-K or 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act because those reports are already readily available to the public on the SEC web site at www.sec.gov. These reports can be located with ease using the link provided on the Company’s web site. The Company does provide paper copies of its annual report free of charge upon request.

ITEM 1A.	RISK FACTORS

The Company’s three business segments described above are all subject to a number of risk factors, the occurrence of any one or more of which could have a significant adverse impact on the business, financial condition, or results of operations. While some of the more significant, but not all, risks faced by each business segment are identified below, it should be recognized that as noted elsewhere herein, there are other risks and circumstances that could also adversely impact the operating results of each segment and the Company as a whole.

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

Defense

The opportunity for this segment to obtain business is largely dependent upon competitive bidding and U.S. government defense requirements and spending. If successful in obtaining a bid, the work awarded is usually subject to a firm fixed price contract that provides little, if any, economic relief for changed conditions or circumstances that are detrimental to the contractor. In addition, with the award of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict. Under the contract, the segment is responsible for the performance of those subcontractors many of which it does not control. Contracts that are obtained must be performed on time, with quality product that is produced within previously projected cost parameters. In any kind of a production milieu, there is always the concern that equipment will fail or not work properly or that a work stoppage may occur. It should be noted that one of the facilities (Amron) has a unionized work force. In addition, most contracts with the United States Government, whether direct or indirect, are subject to termination for the convenience of the Government, a provision that is largely unique to government contracts. There is also the risk that contracts with the Government may not be funded or the risk that there will be a change in requirements resulting in significant reductions in overall quantities or a stretch out of previously planned delivery schedules.

Absorbent Products

In addition to being highly capital intensive, this business segment utilizes complex technology and equipment that can be time consuming to receive, install, and then become fully operable on a consistent and reliable basis. It is highly competitive with low margins, where volume is critical. Therefore, it becomes essential to operate near capacity and to achieve high efficiency in order to provide bottom line results. Loss of its largest customer, or a significant reduction in volume from that customer, could adversely impact the Division. Product pricing and overall performance is extremely sensitive to material commodity costs, including such items as wood pulp and petroleum based products. Likewise, variations in the quality of materials purchased can have a negative effect on operations. Freight and energy costs can also have a significant impact on overall results as well.

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

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin, and East Camden, Arkansas and two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment.

In addition to the 320,000 square feet referenced above, the Absorbent Products segment leases 120,000 square feet of warehouse space in Chippewa Falls, Wisconsin and 43,000 square feet in Eau Claire, Wisconsin for use in the Absorbent Products segment.

The Janesville, Wisconsin facility is comprised of approximately 72,000 square feet and the Antigo, Wisconsin facility is comprised of approximately 179,000 square feet. The East Camden, Arkansas operation leases approximately 200,000 square feet.

The Jackson facility contains 252,000 square feet. The Company leases a 186,000 square foot building in Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,200 square feet has been leased in adjacent buildings for warehousing.

The facilities in use for each of the segments are believed to be adequate for their ongoing business needs.

ITEM 3.	LEGAL PROCEEDINGS

See Footnote I in the Notes to the Consolidated Financial Statements.

See Item 1.B.3. for information regarding certain environmental matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on November 13, 2007, at which the election of two directors, Patrick Quinn and Richard M. Cardozo were submitted for a vote. Both directors were elected and received the following votes:

Mr. Cardozo: “For”: 5,757,689; “Against”: 0; “Abstain”: 333,750; “Withheld”: 25,720; and “Broker Non-Votes”: 404,697.

Mr. Quinn – “For”: 5,780,626; “Against”: 0; “Abstain”: 333,750; “Withheld”: 2,783; and “Broker Non-Votes”: 404,697.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Record of Dividends Paid and Market Price of Common Stock
	2007			2006
	Applicable Dividends Paid per Share	Market Price		Applicable Dividends Paid Per Share	Market Price
		High	Low		High	Low

First Quarter	$3.80	$66.98	$53.74	$2.12	$49.33	$41.28
Second Quarter	—	63.32	56.69	—	61.33	48.64
Third Quarter	—	62.95	52.46	—	56.70	49.60
Fourth Quarter	—	55.36	51.37	—	62.65	54.23

Full Year	$3.80	$66.98	$51.37	$2.12	$62.65	$41.28

Common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”. As of March 10, 2008, there were 411 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees. During the fourth quarter of 2007, the Company did not purchase any of its equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2007	2006	2005	2004	2003
Net sales	$420,716	$304,681	$184,565	$158,956	$125,744

Net earnings	$38,623	$27,960	$16,417	$15,441	$15,477

Net earnings per share – Basic	$5.65	$4.09	$2.41	$2.26	$2.27
Net earnings per share – Diluted	$5.65	$4.09	$2.40	$2.26	$2.27

Total assets	$374,676	$344,976	$307,415	$302,006	$298,565

Dividends paid per common share applicable to current year	$3.80	$2.12	$1.67	$1.17	$0.92

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

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2007 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 20, 2007, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts, failure of subcontractors or vendors to perform as required by contract; and the efficient start-up and utilization of capital equipment investments. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

2007 COMPARED TO 2006

Readers are directed to Note N, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2007 and 2006.

On a consolidated basis, sales were up by $116,035,000 (38%), gross margins up by $20,012,000 (36%), and selling and general expense up by $2,582,000 (13%). Other income, principally interest, decreased by $102,000, earnings before provision for income taxes increased by $17,828,000 (44%), and net earnings by $10,663,000 (38%). Details concerning these changes can be found in the comments by segment found below.

Housewares/Small Appliances net sales increased $6,812,000 from $124,455,000 to $131,267,000, or 6%, primarily resulting from an increase in units shipped. Defense net sales increased by $97,535,000 from $126,849,000 to $224,384,000, or 77%, with approximately 70% of the increase attributable to sales related to the US Department of the Army 40mm systems program and the remaining increase largely stemming from the increased shipment of other units. Absorbent Products net sales increased by $11,688,000 from $53,377,000 to $65,065,000, or 22%, reflecting increased volume from the adult incontinence line of products.

Housewares/Small Appliance gross profit for 2007 decreased $3,151,000 from $32,809,000 (26% of sales) in 2006 to $29,658,000 (23% of sales) in 2007. The decrease was primarily attributable to increased costs, and to a small degree, a less favorable product mix. Defense gross profit dollars increased $19,532,000 from $28,762,000 to $48,294,000, while the gross profit percentage decreased from 23% to 22%. The increase in gross profit dollars is primarily attributable to the increased volume referenced above, while the decline in the gross margin percentage was due to a change in the product mix, reflecting the increase in revenues related to the 40mm system program which carry a lower margin. Absorbent products gross profit was a negative $1,597,000 in 2007 versus a negative $5,228,000 in 2006, an improvement of $3,631,000, reflecting higher production levels and better efficiencies, although not to the targeted level required to fully absorb depreciation expense.

Until mid-2005, the Chinese Yuan had been tied to the U.S. Dollar, but has since been allowed to float and has appreciated in value. With the continued pressure from the United States Congress on the Chinese government to allow the Yuan to appreciate, the additional decline in the value of the dollar resulting from the Federal Reserve Board’s decision to reduce the federal funds rates, and the increase in commodity costs largely triggered by the dramatic rise of oil prices, the Housewares/Small Appliance segment’s product costs in 2007 increased over 2006 levels and has and is expected to continue to increase through 2008. With the exception of pulp pricing for the absorbent product business, component and commodity costs for the other segments of the business are not affected to any material degree by changes in exchange rates, however, they too have been and are expected to be unfavorably impacted by the effect of increased material, fuel, and processing costs stemming from higher petroleum prices.

Selling and general expenses for the Housewares/Small Appliance segment decreased $641,000 reflecting the absence of legal fees incurred during 2006 for the SEC lawsuit (see Item 9) and a reduction in advertising expenditures, offset in part by the augmentation of the Company’s environmental reserve in recognition of the fact that EPA oversight costs and the operation of on and off site environmental remediation programs are projected to continue beyond the original anticipated time frame. Defense selling and general expenses increased $3,094,000 reflecting increased compensation and staffing commensurate with the Defense segment’s increased sales and earnings levels, as well as an incentive to key executives to promote rapid growth of the business.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $17,828,000 from $40,379,000 to $58,207,000. The provision for income taxes increased from $12,419,000 to $19,584,000, which resulted in an effective income tax rate increase from 31% to 34% largely due to the absence in 2007 of a multi-year research and development credit covering the period 2002 through 2005 deducted in 2006. Net earnings increased $10,663,000 from $27,960,000 to $38,623,000.

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

Housewares/Small Appliances net sales increased $12,468,000 from $111,987,000 to $124,455,000, or 11%, primarily resulting from an increase in units shipped, offset in part by price decreases in the form of additional promotional support. Defense net sales increased by $89,895,000 from $36,954,000 to $126,849,000, or 243%, with approximately 65% of the increase attributable to sales related to the US Department of the Army 40mm systems program and the remaining increase largely stemming from the expansion of the defense segment with the acquisition of certain assets of Amron, LLC (see Note L). Absorbent Products net sales increased by $17,753,000 from $35,624,000 to $53,377,000, or 50%, reflecting increased volume from the adult incontinence line of products.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $38,032,000 during 2007 compared to $5,506,000 during the comparable period in the prior year. The principal factors behind the increase can be found in the changes in the components of working capital within the statement of cash flows, combined with the increase in net earnings of $10,663,000.

Cash used in investing activities was $32,096,000 during 2007 compared to $6,281,000 during 2006. The change in cash flow is primarily attributable to two factors, one of which served to partially offset the other. First, more cash was used to purchase instruments classified as marketable securities in 2007 than in 2006. The second and partially offsetting factor was that, although cash was used in both years in connection with the purchase of certain assets of Amron, LLC, smaller payments were made in 2007 than in 2006. (See Note L).

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), and subsequent reclassification has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of December, 31, 2007 and 2006, $67,471,000 and $70,778,000, respectively, of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

Cash used in financing activities for 2007 and 2006 differed primarily as a result of the $.03 and $1.65 per share increases in the regular and extra dividends, respectively, paid during those years.

As a result of the foregoing factors, cash and cash equivalents decreased in 2007 by $19,981,000 to $26,715,000.

Working capital increased by $16,850,000 to $227,004,000 at December 31, 2007, reflecting the increased sales and production activities in the defense and absorbent segments and sales in the housewares/small appliances segment. The Company’s current ratio was 4.0 to 1.0 at fiscal 2007 year-end, compared to 4.3 to 1.0 at the end of fiscal 2006.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first half of 2007 were higher than those in the proceeding year, and in turn, average yields for the full year exceeded those enjoyed in 2006, notwithstanding the federal funds rate reductions in the final four months of 2007. The higher yields served to increase interest income, despite the reduction in the Company’s investment holdings. There can be no assurance that interest rates will not decline. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies, and is not controllable by the Company.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $230,000,000 at December 31, 2007, and $250,000,000 at December 31, 2006. Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders. It is anticipated that the backlog will be performed during a 12 to 14-month period.

CONTRACTUAL OBLIGATIONS

The below table discloses a summary of the Company’s specified contractual obligations at December 31, 2007:

	Payments Due By Period (In Thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$3,605	$408	$498	$479	$2,220
Purchase obligations(1)	154,522	154,522	—	—	—
Earn-out and incentive payments(2)	20,293	20,293	—	—	—

Total	$178,458	$175,242	$517	$479	$2,220

(1)Purchase obligations includes outstanding purchase orders at December 31, 2007. Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, and to material suppliers in the Defense and Absorbent Products segment. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be estimated.

(2)The Company has agreed to make certain payments based upon the performance of the companies in the defense segment.

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

Inventories

New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product. There were no such obsolescence issues that had a material effect during the current year and, accordingly, the Company did not record a reserve for obsolete product. In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory. Inventory risk for the Company’s other segments is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

Self Insured Product Liability & Health Insurance

The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs, although it does carry insurance to cover claims once they reach a specified threshold. The Company is partly insured for product liability and health care claims, and therefore records an accrual for known claims and incurred but not reported claims, including an estimate for related legal fees in the Company’s consolidated financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations.

Sales and Returns

Sales are recorded net of discounts and returns. The latter pertain primarily to warranty returns, returns of seasonal items, and returns of those newly introduced products sold on a guaranteed basis. The calculation of warranty returns is based in large part on historical data, while seasonal and new product returns are primarily developed using customer provided information.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(17) for information related to the future effect of adopting new accounting pronouncements on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with an average life of less than one year. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2007, 2006 and 2005. There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the RMB vis-à-vis the U.S. Dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

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

There have been no disagreements with accountants on accounting and financial disclosure, but there have been changes in accountants. The first change stemmed from the lawsuit that the Securities and Exchange Commission (SEC) filed in July 2002 in the federal district court in Chicago, Illinois, against National Presto Industries, Inc. alleging the Company operated as an unregistered investment company from 1992 through 2002. The case did not involve fraud, deceptive practices, or questionable accounting methods. The federal district judge granted the SEC’s motion for summary judgment on October 31, 2005. On December 23, 2005, the judge ordered the Company to register under the Investment Company Act. As he barred the Company from operating in interstate commerce until the filing was completed, the Company immediately filed the requisite application, albeit under protest, indicating that it did not meet the filing criteria. The Company filed a notice of appeal from the decision to the Federal Circuit Court of Appeals in the 7th Circuit. On May 15, 2007, the appellate court reversed the lower court, ruling that the Company is not and has never been an investment company and that the Company was free to drop its registration under the Investment Company Act and operate under the Securities Exchange Act of 1934 whether or not the SEC gave its formal approval to that step.

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

On November 8, 2007, the Company’s Audit Committee of the Board of Directors with the approval of the Board of Directors, formally determined to engage BDO Seidman, LLP (“BDO”), as the Company’s independent registered accounting firm for 2007. The decision to change audit firms was not related to any disagreement with the Company’s prior auditor, Virchow Krause LLP (“VK”), on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

The Company has historically used the same audit firm to perform its audit and review its tax filings. In 2006, it split the two functions between VK, which handled the audit work and BDO, which performed the tax reviews. The bifurcation of the functions resulted in substantial inefficiency and the Company asked both firms to submit competitive bids under which the functions would once again be handled by the same firm.

Subsequently, on November 8, 2007, Virchow Krause formally advised the Company that it had resigned. On that same date, the Audit Committee appointed BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2007.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer who is also acting as interim Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2007.

The Company’s Chief Executive Officer/interim Chief Financial Officer has concluded that the Company had a material weakness in internal control over financial reporting solely relating to its use of government Cost Accounting Standards (48 CFR Part 9904) in developing the estimates to account for defense segment scrap and possible lot failures, and solely for this reason, its internal control over financial reporting and its disclosure controls and procedures were not effective as of that date.

There were no significant changes in internal controls over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NPI management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2007, the Company had a material weakness in internal control over financial reporting solely relating to its use of government Cost Accounting Standards (48 CFR Part 9904) in developing the estimates to account for defense segment scrap and possible lot failures. In the future, we will expand our review procedures to determine if adjustments to the estimates dictated by the Cost Accounting Standards are required by generally accepted accounting principles.

NPI’s independent auditors have issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited National Presto Industries Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Presto Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting relating to the Company’s use of judgmental estimates in accounting for the defense segment scrap and possible lot failures has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 17, 2008 on those financial statements.

In our opinion, National Presto Industries, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Presto Industries, Inc. as of December 31, 2007 and the related consolidated statements of earning, stockholders’ equity, and cash flows for the year then ended and our report dated March 17, 2008 expressed an unqualified opinion thereon.

Milwaukee, Wisconsin

March 17, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President,	55
	Chief Executive Officer, and
	Interim Chief Financial Officer

Donald E. Hoeschen	Vice President, Sales	60

Larry Tienor	Vice President, Engineering	59

Ian M. Kees	General Counsel and Corporate Secretary	36

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

Mr. Kees joined the company in October 2006 as General Counsel and was elected corporate secretary on August 27, 2007. During the four years that preceded his employment with the Company, he was corporate counsel for Zomax, Inc. from March 2004 to September 2006, and prior to that was in the corporate development department at United Health Group.

Directors and corporate governance information is incorporated by reference to the “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF,” “PROPOSAL – ELECTION OF DIRECTORS” and “INFORMATION CONCERNING DIRECTORS AND NOMINEES” sections of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

The Company has adopted a code of ethics, entitled the “Corporate Code of Conduct,” which is set forth in the Corporate Governance section of the Company’s website located at www.gopresto.com.

ITEM 11.	EXECUTIVE COMPENSATION

Executive compensation information is incorporated by reference to the “EXECUTIVE COMPENSATION AND OTHER INFORMATION” section of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management and related stockholder matters information is incorporated by reference to the “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” section of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions, and director independence information is incorporated by reference to the “PROPOSAL – ELECTION OF DIRECTORS” and “INFORMATION CONCERNING DIRECTORS AND NOMINEES” sections of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal accountant fees and services information is incorporated by reference to the “INDEPENDENT PUBLIC ACCOUNTANTS” section of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

Form 10-K
Page Reference
1.	Consolidated Financial Statements:

	a.	Consolidated Balance Sheets – December 31, 2007 and 2006	F-1 & F-2

	b.	Consolidated Statements of Earnings – Years ended December 31, 2007, 2006 and 2005	F-3

	c.	Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006 and 2005	F-4

	d.	Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2007, 2006 and 2005	F-5

	e.	Notes to Consolidated Financial Statements	F-6 through F-17

	f.	Reports of Independent Registered Public Accounting Firm	F-18 through F-19

2.	Consolidated Financial Statement Schedule:

	Schedule II – Valuation and Qualifying Accounts		F-20

(b)	Exhibits:

Exhibit Number	Description

Exhibit 3 (i) –	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

(ii) –	By-Laws – incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 9 –	Voting Trust Agreement – incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 10.1* –	1988 Stock Option Plan – incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

Exhibit 10.2* –

Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan – Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

Exhibit 10.3 –	Material contract for retired executive officer – incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-K for the year ended December 31, 2006

* Compensatory Plans

Exhibit 11 –	Statement Re Computation of Per Share Earnings

Exhibit 14 –

Code of Ethics, incorporated by reference to the “Corporate Code of Conduct” located in the “Vote Required and Other Information” section of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders

Exhibit 16 –	Letter Re Change in Certifying Accountant, incorporated by reference to Exhibit 16.1 of Form 8-K filed November 14, 2007

Exhibit 21 –	Subsidiaries of the Registrant

Exhibit 23.1 –	Consent of BDO Seidman, LLP

Exhibit 23.2 –	Consent of Virchow Krause & Company, LLP

Exhibit 31.1 –	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Schedules:

Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

(registrant)

By:	/S/ Richard N. Cardozo	By:	/S/ Patrick J. Quinn
	Richard N. Cardozo Director		Patrick J. Quinn Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen Chair of the Board, President, Chief Executive Officer (Principal Executive Officer), Interim Chief Financial Officer (Principal Financial Officer), and Director		Joseph G. Stienessen Director

By:	/S/ Melvin S. Cohen
Melvin S. Cohen Director

Date:   March 17, 2008

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

	December 31
	2007		2006
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$26,715		$46,696

Marketable securities		116,559		96,920

Accounts receivable	$88,621		$66,274

Less allowance for doubtful accounts	703	87,918	703	65,571

Inventories:

Finished goods	31,681		24,276

Work in process	25,831		22,198

Raw materials	7,973	65,485	9,018	55,492

Deferred tax assets		5,694		7,466

Other current assets		1,408		1,037

Total current assets		303,779		273,182

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements	1,905		1,919

Buildings	16,964		15,260

Machinery and equipment	71,522		69,796

	90,391		86,975

Less allowance for depreciation	31,129	59,262	24,416	62,559

GOODWILL		11,485		9,085

OTHER ASSETS		150		150

		$374,676		$344,976

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

	December 31
	2007		2006
LIABILITIES

CURRENT LIABILITIES:

Accounts payable		$40,381		$35,424

Federal and state income taxes		5,795		7,029

Accrued liabilities		30,599		20,575

Total current liabilities		76,775		63,028

DEFERRED INCOME TAXES		3,290		1,606

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2007 and 2006
Issued: 7,440,518 shares at December 31, 2007 and 2006
Outstanding: 6,839,298 and 6,833,066 shares at December 31, 2007 and 2006, respectively	$7,441		$7,441

Paid-in capital	1,496		1,277

Retained earnings	304,246		290,519

Accumulated other comprehensive income (loss)	176		(22)

	313,359		299,215

Treasury stock, at cost, 601,220 shares in 2007 and 607,452 shares in 2006	18,748		18,873

Total stockholders’ equity		294,611		280,342

		$374,676		$344,976

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share data)

	For the years ended December 31,
	2007	2006	2005
Net sales	$420,716	$304,681	$184,565

Cost of sales	344,361	248,338	146,284

Gross profit	76,355	56,343	38,281

Selling and general expenses	22,395	19,813	14,452

Goodwill impairment	—	500	4,148

Operating profit	53,960	36,030	19,681

Other income, principally interest	4,247	4,349	4,345

Earnings before provision for income taxes	58,207	40,379	24,026

Provision for income taxes	19,584	12,419	7,609

Net earnings	$38,623	$27,960	$16,417

Weighted average shares outstanding:
Basic	6,836	6,831	6,826
Diluted	6,836	6,831	6,827

Net earnings per share:
Basic	$5.65	$4.09	$2.41
Diluted	$5.65	$4.09	$2.40

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$38,623	$27,960	$16,417
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	8,485	7,891	4,245
Deferred income taxes	3,350	(938)	(1,485)
Goodwill Impairment	—	500	4,148
Other	1,085	1,324	555
Changes in operating accounts, net of acquisitions:
Accounts receivable, net	(22,871)	(33,063)	1,277
Inventories	(9,993)	(15,904)	(3,552)
Other current assets	(371)	856	(1,607)
Accounts payable and accrued liabilities	19,897	18,133	(139)
Federal and state income taxes	(173)	(1,253)	2,478
Net cash provided by operating activities	38,032	5,506	22,337

Cash flows from investing activities:
Marketable securities purchased	(93,965)	(53,472)	(89,088)
Marketable securities – maturities and sales	74,630	68,287	140,482
Acquisition of property, plant and equipment	(6,224)	(7,271)	(13,832)
Acquisition of businesses and earn-out payments	(6,748)	(13,834)	(1,500)
Deposit for acquisition of business	—	—	(2,500)
Sale of property plant and equipment	211	9	12
Net cash provided by (used in) investing activities	(32,096)	(6,281)	33,574

Cash flows from financing activities:
Dividends paid	(25,958)	(14,476)	(11,394)
Other	41	(76)	(10)
Net cash used in financing activities	(25,917)	(14,552)	(11,404)

Net increase (decrease) in cash and cash equivalents	(19,981)	(15,327)	44,507
Cash and cash equivalents at beginning of year	46,696	62,023	17,516
Cash and cash equivalents at end of year	$26,715	$46,696	$62,023

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$16,586	$14,608	$6,617

Supplemental disclosure of non-cash investing and financing activities:

As of December 31, 2007, 2006, and 2005, the unrealized gain (loss) on available for sale securities, net of tax, was $176,000, ($22,000), and ($141,000).

During 2007, 2006, and 2005, $0, $500,000, and $750,000, respectively, were accrued for goodwill related to the acquisition of NCN Hygienic Products, Inc. During 2007 and 2006, $0 and $4,041,000, respectively, were accrued pertaining to the acquisition of certain assets of Amron LLC.

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share data)

For the years ended December 31, 2007, 2006, 2005

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2004	$7,441	$1,050	$272,010	$93	$(19,079)	$261,515

Net earnings			16,417			16,417

Unrealized loss on available for sale securities, net of tax				(234)		(234)

Total comprehensive income						16,183

Dividends paid, $1.67 per share			(11,394)			(11,394)

Other		85			146	231

Balance December 31, 2005	7,441	1,135	277,033	(141)	(18,933)	266,535

Net earnings			27,960			27,960

Unrealized loss on available for sale securities, net of tax				119		119

Total comprehensive income						28,079

Dividends paid, $2.12 per share			(14,474)			(14,474)

Other		142			60	202

Balance December 31, 2006	7,441	1,277	290,519	(22)	(18,873)	280,342

Cumulative effect of adopting FASB Interpretation No. 48			1,062			1,062

Net earnings			38,623			38,623

Unrealized gain on available-for-sale securities, net of tax				198		198

Total comprehensive income						38,821

Dividends paid, $3.80 per share			(25,958)			(25,958)

Other		219			125	344

Balance December 31, 2007	$7,441	$1,496	$304,246	$176	$(18,748)	$294,611

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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

The Company’s cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the bank for payment of $11,711,000 and $7,006,000 at December 31, 2007 and 2006, are included as reductions of cash and cash equivalents or bank overdrafts in accounts payable, as appropriate.

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

At December 31, 2007 and 2006, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at December 31 is shown in the table:

(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2007
Tax-exempt Government Bonds	$116,288	$116,559	$279	$8

December 31, 2006
Tax-exempt Government Bonds	$96,953	$96,920	$2	$35

Proceeds from sales of marketable securities totaled $74,630,000 in 2007, $68,287,000 in 2006, and $140,482,000 in 2005. Gross gains related to sales of marketable securities totaled $0, $0, and $203,000 in 2007, 2006 and 2005, respectively. There were no gross losses related to sales of marketable securities in 2007, 2006, and 2005. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income and were gains (losses) of $271,000, ($33,000) and ($216,000) before taxes at December 31, 2007, 2006, and 2005, respectively. No unrealized gains (losses) were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2007, 2006, or 2005.

The contractual maturities of the marketable securities held at December 31, 2007 are as follows: $22,489,000 within one year; $27,602,000 beyond one year to five years; $21,312,000 beyond five years to ten years, and $45,156,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which as noted above can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

(8)

GOODWILL: The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. A goodwill impairment was recognized during 2007, 2006, and 2005 of $0, $500,000 and $4,148,000, respectively, related to the Absorbent Products segment. The Company’s goodwill as of December 31, 2007 and 2006 was $11,485,000, and $9,085,000, respectively, relating to its Defense Products segment. The increase stemmed from earnout payments made in 2007 in connection with the purchase of certain assets from Amron, LLC. (See Note L.) In addition, at both December 31, 2007 and 2006, goodwill was $0 related to its Housewares/Small Appliances and Absorbent Products segments.

The Company’s annual impairment testing dates were October 1, 2007, and October 2, 2006. As of the testing date in 2006, goodwill for the absorbent products segment was deemed impaired because of the declining profitability and losses experienced by the segment in 2006. Using a multiple of earnings to estimate fair value, it was determined that goodwill was fully impaired. For the defense segment, no impairment was indicated. The Company has no recorded intangible assets, other than goodwill.

(9)

REVENUE RECOGNITION: For all of its segments, the Company generally recognizes revenue when product is shipped or title passes pursuant to customers’ orders, the price is fixed and collection is reasonably assured. For the Housewares/Small appliance segment, the Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment. Net sales for this segment are arrived at by deducting early payment discounts and cooperative advertising from gross sales. The Company records cooperative advertising when revenue is recognized. During the current year, certain warranty claims were reclassified and accounted for as returns and allowances. See Note A(10) for a description of the Company’s policy for sales returns.

(10)

SALES & RETURNS: Sales are recorded net of discounts and returns. The latter primarily pertains to warranty returns, returns of seasonal items, and returns of those newly introduced products sold on a guaranteed basis. The calculation of warranty returns is based in large part on historical data, while seasonal and new product returns are primarily developed using customer provided information.

(11)

SHIPPING AND HANDLING COSTS: In accordance with the Emerging Issues Task Force (EITF) issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping costs in cost of goods sold.

(12)

ADVERTISING: The Company’s policy is to expense advertising as incurred for the year and include it in selling and general expenses. Advertising expense was $13,000, $303,000 and $567,000 in 2007, 2006 and 2005.

(13)

STOCK OPTIONS: The modified prospective method is used for valuing stock options issued. The pro forma effect on earnings for 2007 and 2006 of accounting for stock options using the fair value method is not material. There was no stock-based compensation expense recognized in 2007 or 2006 since all previously granted stock options were granted and vested prior to the adoption of FASB Statement No. 123R. See Note F.

(14)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The $176,000 and ($22,000) of accumulated comprehensive gain (loss) at December 31, 2007 and 2006, respectively, relate to the unrealized gain (loss) on the Company’s available-for-sale marketable security investments. These amounts are recorded net of tax effect of $95,000 and $12,000 for 2007 and 2006, respectively.

(15)

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

The product warranty liability is included in accounts payable on the balance sheet. During the current year, certain warranty claims were reclassified and accounted for as sales returns and allowances. The following table shows the changes in product warranty liability for the period:

	(In Thousands)
	2007	2006
Beginning balance January 1,	$2,692	$2,033

Reclassification of certain warranty claims as sales returns and allowances	(2,597)	0

Accruals during the period	971	2,693

Charges / payments made under the warranties	(637)	(2,034)

Balance December 31	$429	$2,692

(16)

INCOME TAXES: Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported. Income tax contingencies are accounted for in accordance with Statement of Financial Accounting Standards No. 5 “SFAS 5”), “Accounting for Contingencies.” See Note H for summaries of the provision, the effective tax rates, and the tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities.

(17)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

FASB 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No.159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its respective financial position and results of operations.

FASB 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its current consolidated financial position and results of operations. However, depending upon the size, nature and complexity of future acquisition transactions, the adoption of SFAS 141(R) could materially impact the Company’s consolidated financial statements.

FASB 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company does not have any noncontrolling interests and, accordingly, does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial position or results of operations.

B.	INVENTORIES:

The amount of inventories valued on the LIFO basis was $25,891,000 and $19,442,000 as of December 31, 2007 and 2006, respectively, and consists of housewares/small appliance finished goods. Under LIFO, inventories are valued at approximately $2,419,000 and $994,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2007 and 2006, respectively. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the housewares/small appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In Thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2007	$(1,425)	$933	$0.14
2006	$(818)	$507	$0.07
2005	$(176)	$109	$0.02

This information is provided for comparison with companies using the FIFO basis.

Inventory for defense, absorbent products, and raw materials of the housewares/small appliance segments are valued under the first-in-first-out method and total $39,594,000 and $36,050,000 at December 31, 2007 and 2006. The 2007 FIFO total is comprised of $5,790,000 of finished goods, $25,831,000 of work in process, and $7,973,000 of raw material and supplies. At December 31, 2006 the FIFO total was comprised of $4,834,000 of finished goods, $22,198,000 of work in process, and $9,018,000 of raw material and supplies.

C.	ACCRUED LIABILITIES:

At December 31, 2007 accrued liabilities consisted of payroll $20,824,000, product liability $5,350,000, environmental $2,810,000, plant closing costs $180,000, and other $1,435,000. At December 31, 2006 accrued liabilities consisted of payroll $10,858,000, product liability $5,800,000, environmental $1,680,000, plant closing costs $301,000, and other $1,936,000.

The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs. The Company is partly self-insured for product liability claims, and therefore records an accrual for known claims and incurred but unreported claims in the Company’s consolidated financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations. The Company’s policy is to accrue for legal fees expected to be incurred in connection with loss contingencies.

D.	TREASURY STOCK:

As of December 31, 2007, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares. No shares were reacquired in either 2007 or 2006. Treasury shares have been used for the exercise of stock options and to fund a portion of the Company’s 401(k) contributions.

E.	NET EARNINGS PER SHARE:

Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. There were no antidilutive shares outstanding at December 31, 2007, 2006, or 2005.

The following is a reconciliation of basic and diluted net income per share for the years ended December 31, 2007, 2006, and 2005:

	(IN THOUSANDS EXCEPT PER SHARE DATA)
	2007	2006	2005

Net earnings (1)	$38,623	$27,960	$16,417

Weighted average common shares outstanding (2)	6,836	6,831	6,826

Common share equivalents relating to stock options	—	—	1

Adjusted common and common equivalent shares for computation (3)	6,836	6,831	6,827

Net earnings per share:
Basic (1 / 2)	$5.65	$4.09	$2.41
Diluted (1 / 3)	$5.65	$4.09	$2.40

F.	STOCK OPTION PLAN:

The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for grant to key employees. There were no stock options outstanding at December 31, 2007. Stock options for 500 shares at a weighted average price of $38.63 per share were outstanding at December 31, 2006. There were 0 shares and 500 shares exercisable at $38.63 at December 31, 2007 and 2006, respectively. No options were granted during the years ended December 31, 2007, 2006 or 2005. During both 2007 and 2006, 250 shares were exercised.

G.	RETIREMENT PLANS:

Pension Plan:. The Company contributes to a union-sponsored, multi-employer pension plan on behalf of union employees of the Amron division of its AMTEC subsidiary. Contributions are made in accordance with the then current labor agreement with the union. The Company may receive claims for sums in excess of contributions required under the labor agreement for various reasons including legal changes, pension plan assumption changes and the failure or withdrawal of a plan member. Generally, such claims would not be made unless and until the plan were terminated or Amron withdrew from the plan. Such a withdrawal would require both union membership approval and an amendment to the labor agreement with the union.

During 2007, the plan provided Amron with documentation stating that the approximate cost to withdraw during 2007 was $1,900,000. The actual cost to withdraw is not known.

The Company’s contributions to this union pension plan were $362,000 and $296,000 during the years ended December 31, 2007 and 2006, respectively.

401(k) Plan: The Company sponsors a 401(k) retirement plan that covers substantially all employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from the treasury stock, including the Company’s related cash dividends, totaled $475,000 in 2007, $368,000 in 2006, and $305,000 in 2005. In addition, the Company made cash contributions of $583,000 in 2007, $552,000 in 2006, and $528,000 in 2005 to the 401(k) Plan.

H.	INCOME TAXES:

The following table summarizes the provision for income taxes:

	(In thousands)
	2007	2006	2005
Current:
Federal	$13,693	$11,396	$7,514
State	3,140	1,961	1,580
	16,833	13,357	9,094
Deferred:
Federal	2,974	(727)	(977)
State	(223)	(211)	(508)
	2,751	(938)	(1,485)
Total tax provision	$19,584	$12,419	$7,609

The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State tax	3.3%	2.8%	2.9%
Tax exempt interest and dividends	(3.0)%	(3.8)%	(6.0)%
Other	(1.7)%	(3.2)%	(0.2)%
Effective rate	33.6%	30.8%	31.7%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance for deferred tax assets was deemed necessary at December 31, 2007 for certain state attribute carryforwards. The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2007	2006
Deferred tax assets
Insurance (primarily product liability)	$2,194	$2,024
Deferred Compensation	1,439	3,482
Goodwill	1,307	1,605
Environmental	1,116	657
Vacation	850	696
State Attribute Carryforwards	746	296
Other	95	607
Total deferred tax assets	$7,747	$9,367
Valuation allowance	(598)	0
Net deferred tax assets	$7,149	$9,367

Deferred tax liabilities
Depreciation	$(4,745)	$(3,507)

Net deferred tax assets	$2,404	$5,860

The Company establishes tax reserves in accordance with FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes (FIN No. 48), which was adopted at the beginning of 2007. The initial application of FIN No. 48 resulted in a net decrease to the Company’s consolidated accrued income tax reserve of $1,062,000, with an offsetting increase to retained earnings.

Upon adoption of FIN No. 48, the Company had $538,000 in gross unrecognized tax benefits which, if recognized, would affect the Company’s effective income tax rate. As of December 31, 2007, the Company had $551,000 in gross unrecognized tax benefits which, if recognized, would affect the Company’s effective income tax rate. The Company expects $324,000 of the unrecognized tax benefits will be settled during 2008 as a result of governmental audits.

The following is a reconciliation of the Company’s unrecognized tax benefits for the year ended December 31, 2007:

Balance upon adoption of FIN 48	$538,000
Additions for tax positions taken related to prior years	13,000
Balance at December 31, 2007	$551,000

It is the Company’s practice to include interest and penalties in tax expense. The Company accrued interest in the amount of $18,000 as of December 31, 2007.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states. The Company is currently under audit by the Internal Revenue Service for the tax years 2002 through 2005, as well as a single state for the same period. For all other states, the Company is subject to state audit statutes.

I.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

J.	CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 11%, 15% and 27% of consolidated net sales for the years ended December 31, 2007, 2006 and 2005. In the Absorbent Products segment, one customer accounted for 12%, 14% and 14% of consolidated net sales for the years ended December 31, 2007, 2006 and 2005.

The Company sources most of its Housewares/Small Appliances from vendors in the Orient and as a result risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays. Should such problems or delays materialize, products might not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective. In addition, the Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2007, 2006 and 2005. There is no similar provision applicable to the Chinese Yuan which until 2005 had been tied to the U.S. Dollar, but which has since been allowed to float and has appreciated in value. To date, any material impact from the change in the value of the currency has been to the cost of products secured via purchase orders issued subsequent to the currency value change. Foreign translation gains/losses are immaterial to the financial statements for all years presented.

The Company’s Defense Segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors. As a consequence, this segment’s future business essentially depends on the product needs and governmental funding of the DOD. During 2007 and 2006, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, with the award of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict. Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control. The defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination. Materials used in the Defense segment are available from multiple sources.

Raw materials for the Absorbent Products segment are commodities that are available from multiple sources.

K.	ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property. As of December 31, 1998, all remediation projects required at the Company’s Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s. After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater. Remediation plans were established and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the City of Eau Claire and at this time, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2007, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on and off site; however, should environmental agencies require additional studies, extended monitoring or remediation projects, it is possible that the existing accrual could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company. The Company’s environmental accrued liability on an undiscounted basis was $2,810,000 and $1,680,000 as of December 31, 2007 and 2006, respectively and is included in accrued liabilities on the balance sheet. The increase in the liability reflects the recognition of the fact that EPA oversight costs and the operation of on and off site environmental remediation programs are projected to continue beyond the original anticipated time frame.

Expected future payments for environmental matters are as follows:

(In Thousands)
Years Ending December 31:
2008	$350
2009	300
2010	300
2011	300
2012	300
Thereafter	1,260
$2,810

L.	BUSINESS ACQUISITION:

On January 30, 2006, the Company purchased certain assets of Amron, LLC, an Antigo, Wisconsin defense manufacturer of cartridge cases used in medium caliber (20-40mm) ammunition. The acquisition enhanced the Company’s position as a viable competitive force in medium caliber ammunition programs of the U.S. Department of Army. The original purchase price was $24,000,000, consisting of a $16,000,000 payment at closing and an $8,000,000 earn-out amount, which was to be paid based upon certain earnings targets through December 31, 2010. Based on 2006 earnings, a $4,000,000 earn-out was accrued at December 31, 2006 and paid during the 1st quarter of 2007. On April 13, 2007, the Company reached an agreement with the seller, whereby the remaining $4,000,000 earnout obligation was settled by a payment of $2,400,000. Accordingly, the adjusted purchase price is $22,400,000. The accrued earn-out at December 31, 2006 was added to goodwill. Likewise, the earn-out settlement payment made during the second quarter of 2007 was also added to goodwill.

The acquisition was accounted for as a purchase with all assets recorded at fair market value. The excess of the purchase price over the net tangible assets has been recorded as goodwill and is included as part of the Company’s defense products segment. The amounts allocated to goodwill are deductible for income tax purposes. Based upon the purchase price and fair value of the assets acquired, the following represents the allocation of the aggregate purchase price to the acquired net assets of Amron, LLC. This allocation differs from what was previously reported primarily because of appraisals of property plant and equipment that were finalized during the 4th quarter of 2006 and adjustments to the purchase price.

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

On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities in its Absorbent Products segment and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. This consolidation, which began during the 4th quarter of 2006, was completed during the 1st quarter of 2007 and served to improve the segment’s long-term manufacturing efficiencies. As a result of the consolidation, the Georgia facility has been closed. The Company issued a W.A.R.N. (Worker Adjustment and Retraining Notification) notice on October 9, 2006. The total cost of the relocation activities was $950,000, including $760,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees. During 2007, $320,000 was incurred for the disassembly, transportation, installation of machinery and equipment and other related costs, and $180,000 was incurred for one-time termination benefits to affected employees. Expenses related to the above disposal activities are included in Cost of Sales. With the exception of one time termination benefits and capital expenditures related to the shut-down of the Georgia facility, costs will be expensed as incurred, consistent with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as employee services are performed and other associated costs are incurred.

At December 31, 2006, the Company had accrued $79,000 related to the one-time termination benefit, all of which was paid during 2007.

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

The Defense Segment was started in February 2001 with the acquisition of AMTEC Corporation which manufactures precision mechanical and electromechanical assemblies for the U.S. government and prime contractors. During 2005, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition rounds for a period of five years. AMTEC’s manufacturing plant is located in Janesville, Wisconsin. During 2003, this segment was expanded with the acquisition of Spectra Technologies LLC of East Camden, Arkansas. This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. government and prime contractors. The segment was further augmented with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin during 2006.This facility primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition. See Note L.

The Absorbent Product Segment was started on November 19, 2001 with the acquisition of certain assets from RMED International, Inc, forming Presto Absorbent Products, Inc. This company manufactures diapers and, starting in 2004, adult incontinence products at the Company’s facilities in Eau Claire, Wisconsin. The products are sold to distributors and other absorbent product manufacturers. During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia, manufacturer of adult incontinence products and training pads for dogs. The Company has since decided to close the Georgia facility and consolidate the absorbent products manufacturing in the Eau Claire, Wisconsin facility. It no longer manufactures dog pads. See Note M.

In the following summary, operating profit represents earnings before other income, principally interest income and income taxes. The Company’s segments operate discretely from each other with no shared manufacturing facilities. Costs associated with corporate activities (such as cash and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliances segment for all periods presented.

	(in thousands)
	Housewares / Small Appliances	Defense Products (2)	Absorbent Products		Total
Year ended December 31, 2007
External net sales	$131,267	$224,384	$65,065		$420,716
Gross profit (loss)	29,658	48,294	(1,597)		76,355
Operating profit (loss)	19,931	36,700	(2,671)		53,960
Total assets	223,115	103,653	47,908		374,676
Depreciation and amortization	790	2,729	4,966		8,485
Capital expenditures	916	4,821	487		6,224

Year ended December 31, 2006
External net sales	$124,455	$126,849	$53,377		$304,681
Gross profit	32,809	28,762	(5,228)		56,343
Operating profit	22,441	20,262	(6,673	)(1)	36,030
Total assets	213,032	80,043	51,901		344,976
Depreciation and amortization	812	2,007	5,072		7,891
Capital expenditures	1,314	18,627	1,078		21,019

Year ended December 31, 2005
External net sales	$111,987	$36,954	$35,624		$184,565
Gross profit	30,975	9,564	(2,258)		38,281
Operating profit	21,139	5,797	(7,255	)(1)	19,681
Total assets	232,458	28,471	46,486		307,415
Depreciation and amortization	927	305	3,013		4,245
Capital expenditures	802	2,137	10,893		13,832

(1)	The operating profit reflects goodwill impairment of $500,000 and $4,148,000 in 2006 and 2005, respectively, which is more fully described in Note A(8).
(2)	The Defense segment for 2007 and 2006 includes revenue and earnings related to the acquisition of certain assets of Amron, LLC. See Note L.

O.	OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities and equipment under noncancelable operating leases. Rent expense was approximately $1,113,000, $963,000, and $773,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Future minimum annual rental commitments are as follows:

(In Thousands)
Years ending December 31:
2008	$408
2009	250
2010	248
2011	248
2012	231
Thereafter	2,220
$3,605

P.	INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2007 and 2006:

	(In Thousands)
Quarter	Net Sales	Gross Profit	Net Earnings	Earnings per Share (Basic)	Earnings per Share (Diluted)

2007
First	$81,070	$12,314	$5,021	$0.73	$0.73
Second	96,186	15,469	6,949	$1.02	$1.02
Third	99,492	18,429	8,712	$1.27	$1.27
Fourth	143,968	30,143	17,941	$2.63	$2.63
Total	$420,716	$76,355	$38,623	$5.65	$5.65

2006
First	$45,053	$5,284	$1,918	$0.28	$0.28
Second	58,014	8,911	3,614	$0.53	$0.53
Third	81,531	15,825	7,180	$1.05	$1.05
Fourth	120,083	26,323	15,248	$2.23	$2.23
Total	$304,681	$56,343	$27,960	$4.09	$4.09

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment. This segment builds inventory during the first three quarters to meet the sales demand of the fourth quarter. Although the other segments are typically non-seasonal, the increase in sales and profits in the first and second quarters of 2007 also reflect the defense segment’s shipments under the 40mm systems contract which started in the third quarter of 2006.

Q.	LINE OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the second quarter. As of both December 31, 2007 and 2006, the line of credit limit was set at $10,000,000, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.

R.	SUBSEQUENT EVENT

On February 29, 2008, the Company’s Board of Directors announced an increase in the regular dividend from $.95 to $ 1.00 per share, plus an extra of $3.25. On March 14, 2008, a payment of $29,067,000 was made to the shareholders of record as of March 10, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheet of National Presto Industries, Inc. as of December 31, 2007 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended. In connection with our audits of the financial statements, we have also audited the accompanying Schedule II, Valuation and Qualifying Accounts for the year ended December 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. at December 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note H to the financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin

March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheet of National Presto Industries, Inc. as of December 31, 2006, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. as of December 31, 2006 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

August 23, 2007

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

	(In thousands)
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (A)	Deductions (B)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:

Year ended December 31, 2007	$703	$2	$2	$703

Year ended December 31, 2006	$480	$417	$194	$703

Year ended December 31, 2005	$480	$1	$1	$480

Notes:

(A)	Amounts charged (credited) to selling and general expenses

(B)	Principally bad debts written off, net of recoveries

(In thousands)
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Valuation allowance for deferred tax assets

Year ended December 31, 2007	$—	$598	$—	$598

Year ended December 31, 2006	$—	$—	$—	$—

Year ended December 31, 2005	$—	$—	$—	$—