Form 10-Q
period 2007-04-01
NATIONAL PRESTO INDUSTRIES INC
filed 2008-05-08
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 1, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐     No  ☒

There were 6,844,916 shares of the Issuer’s Common Stock outstanding as of April 27, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 1, 2007 and December 31, 2006

(Unaudited)

(Dollars in thousands)

	2007		2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$33,520		$46,696

Marketable securities		97,364		96,920

Accounts receivable, net		46,735		65,571

Inventories:
Finished goods	$24,942		$24,276

Work in process	24,100		22,198

Raw materials	7,202	56,244	9,018	55,492

Deferred tax assets		7,462		7,466

Other current assets		984		1,037

Total current assets		242,309		273,182

PROPERTY, PLANT AND EQUIPMENT	88,580		86,975

Less allowance for depreciation	26,482	62,098	24,416	62,559

GOODWILL		9,085		9,085

OTHER ASSETS		150		150

		$313,642		$344,976

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 1, 2007 and December 31, 2006

(Unaudited)

(Dollars in thousands)

	2007		2006
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$28,550		$35,424

Federal and state income taxes		1,005		7,029

Accrued liabilities		21,874		20,575

Total current liabilities		51,429		63,028

DEFERRED INCOME TAXES		1,606		1,606
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,402		1,277

Retained earnings	270,643		290,519

Accumulated other comprehensive income (loss)	(13)		(22)

	279,473		299,215

Treasury stock, at cost	18,866		18,873

Total stockholders’ equity		260,607		280,342

		$313,642		$344,976

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended April 1, 2007 and April 2, 2006

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2007	2006
Net sales	$81,070	$45,053

Cost of sales	68,756	39,769

Gross profit	12,314	5,284

Selling and general expenses	6,532	4,985

Operating profit	5,782	299

Other income	1,499	2,037

Earnings before provision for income taxes	7,281	2,336

Income tax provision	2,260	418

Net earnings	$5,021	$1,918

Weighted average shares outstanding:
Basic	6,832	6,829
Diluted	6,832	6,830

Net earnings per share:
Basic	$0.73	$0.28
Diluted	$0.73	$0.28

Cash dividends declared and paid per common share	$3.80	$2.12

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended April 1, 2007 and April 2, 2006

(Unaudited)

(Dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net earnings	$5,021	$1,918
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	2,080	1,883
Other	66	66
Changes in:
Accounts receivable	18,557	3,529
Inventories	(752)	201
Other current assets	53	918
Accounts payable and accrued liabilities	(909)	(453)
Federal and state income taxes	(4,963)	(5,811)
Net cash provided by operating activities	19,153	2,251

Cash flows from investing activities:
Marketable securities purchased	(18,586)	—
Marketable securities – maturities and sales	18,154	11,071
Acquisition of property, plant and equipment	(1,632)	(1,497)
Acquisition of businesses, net of cash acquired	(4,348)	(13,834)
Sale of property, plant and equipment	—	2
Net cash used in investing activities	(6,412)	(4,258)

Cash flows from financing activities:
Dividends paid	(25,958)	(14,476)
Other	41	64
Net cash used in financing activities	(25,917)	(14,412)

Net decrease in cash and cash equivalents	(13,176)	(16,419)
Cash and cash equivalents at beginning of period	46,696	62,023
Cash and cash equivalents at end of period	$33,520	$45,604

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended April 1, 2007
External net sales	$17,500	$48,333	$15,237	$81,070
Gross profit (loss)	3,563	9,293	(542)	12,314
Operating profit (loss)	(113)	6,740	(845)	5,782
Total assets	181,369	83,855	48,418	313,642
Depreciation	191	641	1,248	2,080
Capital expenditures	401	1,060	171	1,632

Quarter ended April 2, 2006
External net sales	$17,517	$16,177	$11,359	$45,053
Gross profit (loss)	3,491	3,601	(1,808)	5,284
Operating profit (loss)	(49)	2,384	(2,036)	299
Total assets	190,204	52,408	47,257	289,869
Depreciation	205	414	1,264	1,883
Capital expenditures	321	1,170	6	1,497

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

The product warranty liability is included in accounts payable on the balance sheet. During the current year, certain warranty claims were reclassified and accounted for as sales returns and allowances. The following table shows the changes in product warranty liability for the period:

	(in thousands)
	2007	2006
Beginning balance January 1	$2,692	$2,033
Reclassification of certain warranty claims as sales returns and allowances	(2,597)	0
Accruals during the period	147	467
Charges / payments made under the warranties	(180)	(818)
Balance end of period	$62	$1,682

NOTE D – DISPOSAL ACTIVITIES

On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities in its Absorbent Products segment and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. This consolidation, which began during the 4th quarter of 2006, was completed during the 1st quarter of 2007 and served to improve the segment’s long-term manufacturing efficiencies. As a result of the consolidation, the Georgia facility has been closed. The Company issued a W.A.R.N. (Worker Adjustment and Retraining Notification) notice on October 9, 2006. The total cost of the relocation activities was $950,000, including $760,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees. During the first quarter of 2007, $260,000 was incurred for the disassembly, transportation, installation of machinery and equipment and other related costs, and $150,000 was incurred for one-time termination benefits to affected employees. Expenses related to the above disposal activities are included in Cost of Sales. With the exception of one time termination benefits and capital expenditures related to the shut-down of the Georgia facility, costs will be expensed as incurred, consistent with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as employee services are performed and other associated costs are incurred.

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

Prior to the appellate court’s decision, there was considerable discussion between the Company’s outside counsel and the SEC staff on the manner in which financial information was to be presented during the period in which the appeal was pending. As a result of the controversy surrounding the SEC’s staff’s ultimate mandate that an investment company footnote be inserted into the Company’s financial statements for the year ended December 31, 2005, the Company’s predecessor independent registered public accountant, Grant Thornton LLP, withdrew its opinion for the years ending December 31, 2005, 2004, and 2003. Subsequently, the firm withdrew from the audit engagement as well. Despite the 7th Circuit Court of Appeals’ decision, Grant Thornton LLP would not reinstate its opinions, necessitating the reaudit of all three years which in turn delayed the re-filing of the Form 10-K/A for 2005, the filing of the Form 10-K for 2006, and the Form 10-Q’s for 2006 and 2007.

The Company is involved in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $13,000 of accumulated comprehensive loss at April 1, 2007 reflects the unrealized loss, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $5,030,000 and $1,920,000 for the three-month periods ended April 1, 2007 and April 2, 2006, respectively.

NOTE G – ADOPTION OF NEW ACCOUNTING STANDARDS

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

	(unaudited) (in thousands, except per share data)
	Quarter Ending April 2, 2006	Quarter Ending April 3, 2005
Net Revenues	$47,824	$40,952
Net Income	1,982	787
Net Income per Share:
Basic	$0.29	$0.12
Diluted	0.29	0.12
Weighted Average Shares Outstanding:
Basic	6,829	6,823
Diluted	6,830	6,825

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of January 1, 2005, nor are they necessarily indicative of the results that may occur in the future.

NOTE I – PENSION PLAN

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

NOTE J – INCOME TAXES

The Company establishes tax reserves in accordance with FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes (FIN No. 48), which was adopted at the beginning of 2007. The initial application of FIN No. 48 resulted in a net decrease to the Company’s consolidated accrued income tax reserve of $1,062,000, with an offsetting increase to retained earnings.

Upon adoption of FIN No. 48, the Company had $538,000 in gross unrecognized tax benefits which, if recognized, would affect the Company’s effective income tax rate. As of April 1, 2007, the Company had $541,000 in gross unrecognized tax benefits which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the quarter ended April 1, 2007:

Balance upon adoption of FIN 48	$538,000
Additions for tax positions taken related to prior years	3,000
Balance at April 1, 2007	$541,000

It is the Company’s practice to include interest and penalties in tax expense. The Company accrued interest in the amount of $8,000 as of April 1, 2007.

The Company is subject to U.S. federal income tax as well as state income taxes in the locations in which it does business. The Company is currently under audit by the Internal Revenue Service and the Wisconsin Department of Revenue for the tax years 2002 through 2005.

The foregoing information for the periods ended April 1, 2007, and April 2, 2006, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2006, is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2006 annual report on Form 10-K. Interim results for the period are not indicative of those for the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2007 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 20, 2008, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts, failure of subcontractors or vendors to perform as required by contract; and the efficient start-up and utilization of capital equipment investments. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

Comparison First Quarter 2007 and 2006

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended April 1, 2007 and April 2, 2006.

On a consolidated basis, sales increased by $36,017,000 (80%), gross margins increased by $7,030,000 (133%), selling and general expense increased by $1,547,000 (31%), and other income decreased by $538,000 (26%). Earnings before the provision for income taxes increased by $4,945,000 (212%), as did net earnings by $3,103,000 (162%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales were flat. Defense net sales increased by $32,156,000 from $16,177,000 to $48,333,000, or 199%, with approximately 75% of the increase attributable to sales related to the US Department of the Army 40mm Systems program and the remaining increase largely stemming from the expansion of the defense segment with the acquisition of certain assets of Amron, LLC (see Note H). Absorbent products net sales increased by $3,878,000 from $11,359,000 to $15,237,000, or 34%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits were flat at $3,563,000 (20% of sales) in the current quarter compared to $3,491,000 (20% of sales) in the prior quarter. Defense gross profits dollars increased $5,692,000 from $3,601,000 from the prior year’s quarter to $9,293,000, while the gross profit percentage decreased from 22% to 19%. The dollar increase was primarily attributable to the increased sales referenced above, while the percentage decrease was due to a less favorable product mix, reflecting the increase in revenues related to the 40mm system program which carry a lower margin. Absorbent products gross profits were a negative $542,000 in the current quarter versus a negative $1,808,000 in the prior period, an improvement of $1,266,000, reflecting higher production levels and better efficiencies, although not to the targeted level required to fully absorb depreciation expense.

The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures. Housewares/small appliance selling and general expenses were relatively flat. Defense segment selling and general expenses increased by $1,336,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels, an incentive to key executives to promote rapid growth of the business, and the addition of Amron, LLC. (See Note H.) Absorbent segment selling and general expenses were also relatively flat.

The above items were responsible for the change in operating profit.

Other income decreased $538,000 or 26% due primarily to the absence in the current quarter of the prior period’s receipt and recognition of approximately $500,000 of insurance proceeds related to a 2004 loss of manufacturing equipment.

Earnings before provision for income taxes increased $4,945,000 from $2,336,000 to$7,281,000. The provision for income taxes increased from $418,000 to $2,260,000, which resulted in an effective income tax rate increase from 18% to 31% as a result of increased earnings subject to income tax. Net earnings increased $3,103,000 from $1,918,000 to$5,021,000, or 162%.

Liquidity and Capital Resources

Net cash provided by operating activities was $19,153,000 during the first three months of 2007, as compared to $2,251,000 provided during the first three months of 2006. The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows, combined with the increase in net earnings of $3,103,000.

Net cash used in investing activities during the first three months of 2007 was $6,412,000, as compared to $4,258,000 used during the first three months of 2006. The change in cash flow is primarily attributable to two factors, one of which served to partially offset the other. First, more cash was used to purchase instruments classified as marketable securities in the current period than in the prior period. The second and partially offsetting factor was that, although cash was used in both periods in connection with the purchase of certain assets of Amron, LLC, smaller payments were made in the current period than in the prior period. (See Note H).

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), and subsequent reclassification has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of April 1, 2007 and December 31, 2006, $68,484,000 and $70,778,000 of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents. Part of the change reflected in investing activities is simply the timing of the tendering of these notes.

Cash flows from financing activities for the first three months of 2007 and 2006 primarily differed as a result of the $.03 and $1.65 per share increases in the regular and extra dividends paid during those periods, respectively.

Working capital decreased by $19,274,000 to $190,880,000 at April 1, 2007. The Company’s current ratio was 4.7 to 1.0 at April 1, 2007, as compared to 4.3 to 1.0 at December 31, 2006.

As of April 1, 2007, there were approximately $4,700,000, $600,000, and $560,000 of open equipment/facilities purchase commitments to expand the product lines in the defense, housewares/small appliances, and absorbent products segments, respectively. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

ITEM 4. CONTROLS AND PROCEDURES

Reference is made to Item 9A of Form 10-K for the year ended December 31, 2007 filed on March 17, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note E in the Notes to Consolidated Financial Statements set forth under Part I – Item 1 above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases or sales of securities during the quarter ended April 1, 2007.

Item 6. Exhibits

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3 (i) of the Company’s annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws – incorporated by reference from Exhibit 3 (ii) of the Company’s quarterly report on Form 10-Q for the quarter ended October 3, 1999
Exhibit 9	Voting Trust Agreement – incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 10.1	1988 Stock Option Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 10.2

Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 10.3	Form of Material Contract for Retired Executive Officer – incorporated by reference from Exhibit 10.3 of the Company’s annual report on Form 10-K for the year ended December 31, 2006
Exhibit 11	Statement regarding computation of per share earnings
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: May 8, 2008	/s/ M. J. Cohen
M. J. Cohen, Chair of the Board, Chief Executive Officer, President (Principal executive officer), Interim Chief Financial Officer (Principal accounting Officer)

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