Form 10-Q
period 2007-07-01
NATIONAL PRESTO INDUSTRIES INC
filed 2008-05-08
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 1, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

There were 6,844,916 shares of the Issuer’s Common Stock outstanding as of April 27, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 1, 2007 and December 31, 2006

(Unaudited)

(Dollars in thousands)

	2007		2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$13,998		$46,696

Marketable securities		112,703		96,920

Accounts receivable, net		52,073		65,571

Inventories:
Finished goods	$36,133		$24,276

Work in process	23,683		22,198

Raw materials	6,222	66,038	9,018	55,492

Deferred tax assets		7,473		7,466

Other current assets		966		1,037

Total current assets		253,251		273,182

PROPERTY, PLANT AND EQUIPMENT	89,032		86,975

Less allowance for depreciation	28,406	60,626	24,416	62,559

GOODWILL		11,485		9,085

OTHER ASSETS		150		150

		$325,512		$344,976

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 1, 2007 and December 31, 2006

(Unaudited)

(Dollars in thousands)

	2007		2006
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$31,632		$35,424

Federal and state income taxes		1,294		7,029

Accrued liabilities		23,373		20,575

Total current liabilities		56,299		63,028

DEFERRED INCOME TAXES		1,606		1,606
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,439		1,277

Retained earnings	277,592		290,519

Accumulated other comprehensive income (loss)	(35)		(22)

	286,437		299,215

Treasury stock, at cost	18,830		18,873

Total stockholders’ equity		267,607		280,342

		$325,512		$344,976

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months and Six Months Ended July 1, 2007 and July 2, 2006

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Net sales	$96,186	$58,014	$177,256	$103,067

Cost of sales	80,717	49,103	149,473	88,872

Gross profit	15,469	8,911	27,783	14,195

Selling and general expenses	6,542	5,096	13,074	10,081

Operating profit	8,927	3,815	14,709	4,114

Other income	1,339	1,348	2,838	3,385

Earnings before provision for income taxes	10,266	5,163	17,547	7,499

Income tax provision	3,317	1,549	5,577	1,967

Net earnings	$6,949	$3,614	$11,970	$5,532

Weighted average shares outstanding:
Basic	6,836	6,831	6,834	6,830
Diluted	6,836	6,832	6,834	6,831

Net earnings per share:
Basic	$1.02	$0.53	$1.75	$0.81
Diluted	$1.02	$0.53	$1.75	$0.81

Cash dividends declared and paid per common share	$—	$—	$3.80	$2.12

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended July 1, 2007 and July 2, 2006

(Unaudited)

(Dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net earnings	$11,970	$5,532
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	4,177	3,832
Other	103	140
Changes in:
Accounts receivable	13,219	(5,400)
Inventories	(10,546)	(17,042)
Other current assets	71	590
Accounts payable and accrued liabilities	3,672	8,191
Federal and state income taxes	(4,674)	(5,222)
Net cash provided by (used in) operating activities	17,992	(9,379)

Cash flows from investing activities:
Marketable securities purchased	(40,577)	—
Marketable securities – maturities and sales	24,774	15,459
Acquisition of property, plant and equipment	(2,422)	(3,372)
Acquisition of businesses	(6,748)	(13,834)
Sale of property, plant and equipment	200	2
Net cash used in investing activities	(24,773)	(1,745)

Cash flows from financing activities:
Dividends paid	(25,958)	(14,476)
Other	41	8
Net cash used in financing activities	(25,917)	(14,468)

Net decrease in cash and cash equivalents	(32,698)	(25,592)
Cash and cash equivalents at beginning of period	46,696	62,023
Cash and cash equivalents at end of period	$13,998	$36,431

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended July 1, 2007
External net sales	$19,660	$59,825	$16,701	$96,186
Gross profit (loss)	4,120	11,726	(377)	15,469
Operating profit (loss)	477	9,054	(604)	8,927
Total assets	194,969	88,145	42,398	325,512
Depreciation	194	663	1,240	2,097
Capital expenditures	134	473	183	790

Quarter ended July 2, 2006
External net sales	$18,239	$27,585	$12,190	$58,014
Gross profit (loss)	4,014	6,027	(1,130)	8,911
Operating profit (loss)	921	4,250	(1,356)	3,815
Total assets	185,869	70,091	46,809	302,769
Depreciation	200	482	1,269	1,951
Capital expenditures	304	1,224	347	1,875

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Six Months ended July 1, 2007
External net sales	$37,160	$108,158	$31,938	$177,256
Gross profit (loss)	7,683	21,019	(919)	27,783
Operating profit (loss)	364	15,794	(1,449)	14,709
Total assets	194,969	88,145	42,398	325,512
Depreciation	385	1,304	2,488	4,177
Capital expenditures	535	1,533	354	2,422

Six Months ended July 2, 2006
External net sales	$35,756	$43,762	$23,549	$103,067
Gross profit (loss)	7,505	9,628	(2,938)	14,195
Operating profit (loss)	872	6,634	(3,392)	4,114
Total assets	185,869	70,091	46,809	302,769
Depreciation	403	896	2,533	3,832
Capital expenditures	625	2,394	353	3,372

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

The product warranty liability is included in accounts payable on the balance sheet. During the current year, certain warranty claims were reclassified and accounted for as sales returns and allowances. The following table shows the changes in product warranty liability for the period:

	(in thousands)
	2007	2006
Beginning balance January 1	$2,692	$2,033
Reclassification of certain warranty claims as sales returns and allowances	(2,597)	0
Accruals during the period	204	1,085
Charges / payments made under the warranties	(248)	(959)
Balance end of period	$51	$2,159

NOTE D – DISPOSAL ACTIVITIES

On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities in its Absorbent Products segment and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. This consolidation, which began during the 4th quarter of 2006, was completed during the 1st quarter of 2007 and served to improve the segment’s long-term manufacturing efficiencies. As a result of the consolidation, the Georgia facility has been closed. The Company issued a W.A.R.N. (Worker Adjustment and Retraining Notification) notice on October 9, 2006. The total cost of the relocation activities was $950,000, including $760,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees. During the first two quarters of 2007, $310,000 was incurred for the disassembly, transportation, installation of machinery and equipment and other related costs, and $180,000 was incurred for one-time termination benefits to affected employees. Expenses related to the above disposal activities are included in Cost of Sales. With the exception of one time termination benefits and capital expenditures related to the shut-down of the Georgia facility, costs will be expensed as incurred, consistent with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as employee services are performed and other associated costs are incurred.

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

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $35,000 of accumulated comprehensive loss at July 1, 2007 reflects the unrealized loss, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $6,928,000 and $3,648,000 for the three-month periods ended July 1, 2007 and July 2, 2006, respectively, and $11,958,000 and $5,568,000 for the six-month periods ended July 1, 2007 and July 2, 2006.

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

Upon adoption of FIN No. 48, the Company had $538,000 in gross unrecognized tax benefits which, if recognized, would affect the Company’s effective income tax rate. As of July 1, 2007, the Company had $544,000 in gross unrecognized tax benefits which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the quarter ended July 1, 2007:

Balance upon adoption of FIN 48	$538,000
Additions for tax positions taken related to prior years	6,000
Balance at July 1, 2007	$544,000

It is the Company’s practice to include interest and penalties in tax expense. The Company accrued interest in the amount of $11,000 as of July 1, 2007.

The Company is subject to U.S. federal income tax as well as state income taxes in the locations in which it does business. The Company is currently under audit by the Internal Revenue Service and the Wisconsin Department of Revenue for the tax years 2002 through 2005.

The foregoing information for the periods ended July 1, 2007, and July 2, 2006, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2006, is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2006 annual report on Form 10-K. Interim results for the period are not indicative of those for the year.

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

Comparison Second Quarter 2007 and 2006

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended July 1, 2007 and July 2, 2006.

On a consolidated basis, sales increased by $38,172,000 (66%), gross margins increased by $6,558,000 (74%), selling and general expense increased by $1,446,000 (28%), and other income decreased by $9,000 (1%). Earnings before the provision for income taxes increased by $5,103,000 (99%), as did net earnings by $3,335,000 (92%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased $1,421,000 from $18,239,000 to $19,660,000, or 8%, primarily the result of an increase in units shipped. Defense net sales increased by $32,240,000 from $27,585,000 to $59,825,000, or 117%, with approximately 65% of the increase attributable to sales related to the US Department of the Army 40mm Systems program and the remaining increase stemming from an increase in other units shipped. Absorbent products net sales increased by $4,511,000 from $12,190,000 to $16,701,000, or 37%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits increased by $106,000 to $4,120,000 (21% of sales) in the current quarter from $4,014,000 (22% of sales) in the prior quarter. The dollar increase reflected the increase sales mentioned above, while the percentage decrease reflected increased product costs. Defense gross profits increased $5,699,000 from $6,027,000 (22% of sales) from the prior year’s quarter to $11,726,000 (20% of sales). The dollar increase was primarily attributable to the increased sales referenced above, while the percentage decrease was due to a less favorable product mix, reflecting the increase in revenues related to the 40mm system program which carry a lower margin. Absorbent products gross profits were a negative $377,000 in the current quarter versus a negative $1,130,000 in the prior period, an improvement of $753,000, reflecting higher production levels and better efficiencies, although not to the targeted level required to fully absorb depreciation expense.

Selling and general expense for the housewares/small appliance segment increased $550,000. The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures and were the primary cause of the increase in housewares selling and general expense, which was augmented by an increase in professional fees related to the reaudits of the years 2003 through 2005. (See Note E.) Defense segment selling and general expenses increased by $895,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels and an incentive to key executives to promote rapid growth of the business. Absorbent segment selling and general expenses were flat.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $5,103,000 from $5,163,000 to $10,266,000. The provision for income taxes increased from $1,549,000 to $3,317,000, which resulted in an effective income tax rate increase from 30% to 32% as a result of increased earnings subject to income tax. Net earnings increased $3,335,000 from $3,614,000 to$6,949,000, or 92%.

Comparison of First Six Months 2007 and 2006

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Six Months ended July 1, 2007 and July 2, 2006.

On a consolidated basis, sales increased by $74,189,000 (72%), gross margins increased by $13,588,000 (96%), selling and general expense increased by $2,993,000 (30%), and other income decreased by $547,000 (16%). Earnings before the provision for income taxes increased by $10,048,000 (134%), as did net earnings by $6,438,000 (116%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased $1,404,000 from $35,756,000 to $37,160,000, or 4%, primarily the result of an increase in units shipped. Defense net sales increased by $64,396,000 from $43,762,000 to $108,158,000, or 147%, with approximately 75% of the increase attributable to sales related to the US Department of the Army 40mm Systems program and the remaining increase primarily stemming from the Acquisition of Amron, LLC. (See Note H.) Absorbent products net sales increased by $8,389,000 from $23,549,000 to $31,938,000, or 36%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits were flat at $7,683,000 (21% of sales) in the current period compared to $7,505,000 (21% of sales) in the prior year’s period. Defense gross profits increased $11,391,000 from $9,628,000 (22% of sales) from the prior year’s period to $21,019,000 (19% of sales). The dollar increase was primarily attributable to the increased sales referenced above, while the percentage decrease was due to a less favorable product mix, reflecting the increase in revenues related to the 40mm system program which carry a lower margin. Absorbent products gross profits were a negative $919,000 in the current period versus a negative $2,938,000 in the prior period, an improvement of $2,019,000, reflecting higher production levels and better efficiencies, although not to the targeted level required to fully absorb depreciation expense.

Selling and general expense for the housewares/small appliance segment increased $686,000. The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures and were the primary cause of the increase in housewares selling and general expense, which was augmented by an increase in professional fees related to the reaudits of the years 2003 through 2005. (See Note E.) Defense segment selling and general expenses increased by $2,231,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels and an incentive to key executives to promote rapid growth of the business. Absorbent segment selling and general expenses were relatively flat.

The above items were responsible for the change in operating profit.

Other income decreased $547,000 or 16% due primarily to the absence in the current quarter of the prior period’s receipt and recognition of approximately $500,000 of insurance proceeds related to a 2004 loss of manufacturing equipment.

Earnings before provision for income taxes increased $10,048,000 from $7,499,000 to $17,547,000. The provision for income taxes increased from $1,967,000 to $5,577,000, which resulted in an effective income tax rate increase from 26% to 32% as a result of increased earnings subject to income tax. Net earnings increased $6,438,000 from $5,532,000 to$11,970,000, or 116%.

Liquidity and Capital Resources

Net cash provided by operating activities was $17,992,000 during the first six months of 2007, as compared to $9,379,000 used during the first six months of 2006. The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows, combined with the increase in net earnings of $6,438,000.

Net cash used in investing activities during the first six months of 2007 was $24,773,000, as compared to $1,745,000 used during the first six months of 2006. The change is attributable to two factors, one of which served to partially offset the other. First, more cash was used to purchase instruments classified as marketable securities in the current period than in the prior period. The second and partially offsetting factor was that, although cash was used in both periods in connection with the purchase of certain assets of Amron, LLC, smaller payments were made in the current period than in the prior period. (See Note H).

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), and subsequent reclassification has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of July 1, 2007 and December 31, 2006, $74,681,000 and $70,778,000 of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents. Part of the change reflected in investing activities is simply the timing of the tendering of these notes.

Cash flows from financing activities for the first six months of 2007 and 2006 primarily differed as a result of the $.03 and $1.65 per share increases in the regular and extra dividends paid during those periods, respectively.

Working capital decreased by $13,202,000 to $196,952,000 at July 1, 2007. The Company’s current ratio was 4.5 to 1.0 at July 1, 2007 and 4.3 to 1.0 at December 31, 2006.

As of July 1, 2007, there were approximately $2,420,000, $1,860,000, and $490,000, and of open equipment/facilities purchase commitments to expand the product lines in the defense, absorbent products, and housewares/small appliances segments, respectively. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

There were no purchases or sales of securities during the quarter ended July 1, 2007.

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