Form 10-Q
period 2007-09-30
NATIONAL PRESTO INDUSTRIES INC
filed 2008-05-08
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

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

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

(Unaudited)

(Dollars in thousands)

	2007		2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$12,682		$46,696

Marketable securities		106,435		96,920

Accounts receivable, net		59,810		65,571

Inventories:
Finished goods	$52,407		$24,276

Work in process	25,879		22,198

Raw materials	6,353	84,639	9,018	55,492

Deferred tax assets		7,424		7,466

Other current assets		628		1,037

Total current assets		271,618		273,182

PROPERTY, PLANT AND EQUIPMENT	90,385		86,975

Less allowance for depreciation	30,530	59,855	24,416	62,559

GOODWILL		11,485		9,085

OTHER ASSETS		150		150

		$343,108		$344,976

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

(Unaudited)

(Dollars in thousands)

	2007		2006
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$36,795		$35,424

Federal and state income taxes		2,612		7,029

Accrued liabilities		25,621		20,575

Total current liabilities		65,028		63,028

DEFERRED INCOME TAXES		1,606		1,606
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,465		1,277

Retained earnings	286,303		290,519

Accumulated other comprehensive income (loss)	58		(22)

	295,267		299,215

Treasury stock, at cost	18,793		18,873

Total stockholders’ equity		276,474		280,342

		$343,108		$344,976

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months and Nine Months Ended September 30, 2007 and October 1, 2006

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Net sales	$99,492	$81,531	$276,748	$184,598

Cost of sales	81,063	65,706	230,536	154,578

Gross profit	18,429	15,825	46,212	30,020

Selling and general expenses	6,573	5,918	19,647	15,999

Operating profit	11,856	9,907	26,565	14,021

Other income	1,219	1,085	4,057	4,470

Earnings before provision for income taxes	13,075	10,992	30,622	18,491

Income tax provision	4,363	3,812	9,940	5,779

Net earnings	$8,712	$7,180	$20,682	$12,712

Weighted average shares outstanding:
Basic	6,837	6,832	6,835	6,831
Diluted	6,837	6,833	6,835	6,832

Net earnings per share:
Basic	$1.27	$1.05	$3.03	$1.86
Diluted	$1.27	$1.05	$3.03	$1.86

Cash dividends declared and paid per common share	$—	$—	$3.80	$2.12

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and October 1, 2006

(Unaudited)

(Dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net earnings	$20,682	$12,712
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	6,301	5,700
Other	166	269
Changes in:
Accounts receivable	5,482	(24,926)
Inventories	(29,147)	(32,537)
Other current assets	408	1,066
Accounts payable and accrued liabilities	11,083	23,016
Federal and state income taxes	(3,356)	(3,141)
Net cash provided by (used in) operating activities	11,619	(17,841)

Cash flows from investing activities:
Marketable securities purchased	(56,168)	(15,509)
Marketable securities - maturities and sales	46,775	46,645
Acquisition of property, plant and equipment	(3,775)	(5,462)
Acquisition of businesses	(6,748)	(13,834)
Sale of property, plant and equipment	200	6
Net cash provided by (used in) investing activities	(19,716)	11,846

Cash flows from financing activities:
Dividends paid	(25,958)	(14,476)
Other	41	(24)
Net cash used in financing activities	(25,917)	(14,500)

Net decrease in cash and cash equivalents	(34,014)	(20,495)
Cash and cash equivalents at beginning of period	46,696	62,023
Cash and cash equivalents at end of period	$12,682	$41,528

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended September 30, 2007
External net sales	$29,735	$53,961	$15,796	$99,492
Gross profit (loss)	6,896	11,834	(301)	18,429
Operating profit (loss)	3,276	9,104	(524)	11,856
Total assets	211,473	89,223	42,412	343,108
Depreciation	190	698	1,236	2,124
Capital expenditures	227	1,389	(263)	1,353

Quarter ended October 1, 2006
External net sales	$29,264	$38,392	$13,875	$81,531
Gross profit (loss)	7,765	9,028	(968)	15,825
Operating profit (loss)	4,444	6,635	(1,172)	9,907
Total assets	204,403	74,037	48,523	326,963
Depreciation	201	398	1,269	1,868
Capital expenditures	461	1,341	289	2,091

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Nine Months ended September 30, 2007
External net sales	$66,895	$162,119	$47,734	$276,748
Gross profit (loss)	14,579	32,853	(1,220)	46,212
Operating profit (loss)	3,640	24,898	(1,973)	26,565
Total assets	211,473	89,223	42,412	343,108
Depreciation	575	2,002	3,724	6,301
Capital expenditures	762	2,922	91	3,775

Nine Months ended October 1, 2006
External net sales	$65,020	$82,154	$37,424	$184,598
Gross profit (loss)	15,270	18,656	(3,906)	30,020
Operating profit (loss)	5,316	13,269	(4,564)	14,021
Total assets	204,403	74,037	48,523	326,963
Depreciation	604	1,294	3,802	5,700
Capital expenditures	1,085	3,735	642	5,462

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

The product warranty liability is included in accounts payable on the balance sheet. During the current year, certain warranty claims were reclassified and accounted for as sales returns and allowances. The following table shows the changes in product warranty liability for the period:

	(in thousands)
	2007	2006
Beginning balance January 1	$2,692	$2,033
Reclassification of certain warranty claims as sales returns and allowances	(2,597)	0
Accruals during the period	340	1,867
Charges / payments made under the warranties	(314)	(1,665)
Balance end of period	$121	$2,235

NOTE D – DISPOSAL ACTIVITIES

On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities in its Absorbent Products segment and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. This consolidation, which began during the 4th quarter of 2006, was completed during the 1st quarter of 2007 and served to improve the segment’s long-term manufacturing efficiencies. As a result of the consolidation, the Georgia facility has been closed. The Company issued a W.A.R.N. (Worker Adjustment and Retraining Notification) notice on October 9, 2006. The total cost of the relocation activities was $950,000, including $760,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees. During the first three quarters of 2007, $310,000 was incurred for the disassembly, transportation, installation of machinery and equipment and other related costs, and $180,000 was incurred for one-time termination benefits to affected employees. Expenses related to the above disposal activities are included in Cost of Sales. With the exception of one time termination benefits and capital expenditures related to the shut-down of the Georgia facility, costs will be expensed as incurred, consistent with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as employee services are performed and other associated costs are incurred.

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

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $58,000 of accumulated comprehensive income at September 30, 2007 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $8,804,000 and $7,257,000 for the three-month periods ended September 30, 2007 and October 1, 2006, respectively, and $20,762,000 and $12,825,000 for the nine-month periods ended September 30, 2007 and October 1, 2006.

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

FASB 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company does not have any noncontrolling interests and, accordingly, does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial position or results of operations.

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

NOTE J – INCOME TAXES

The Company establishes tax reserves in accordance with FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (FIN No. 48), which was adopted at the beginning of 2007. The initial application of FIN No. 48 resulted in a net decrease to the Company’s consolidated accrued income tax reserve of $1,062,000, with an offsetting increase to retained earnings.

Upon adoption of FIN No. 48, the Company had $538,000 in gross unrecognized tax benefits which, if recognized, would affect the Company’s effective income tax rate. As of September 30, 2007, the Company had $547,000 in gross unrecognized tax benefits which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the quarter ended September 30, 2007:

Balance upon adoption of FIN 48	$538,000
Additions for tax positions taken related to prior years	9,000
Balance at September 30, 2007	$547,000

It is the Company’s practice to include interest and penalties in tax expense. The Company accrued interest in the amount of $14,000 as of September 30, 2007.

The Company is subject to U.S. federal income tax as well as state income taxes in the locations in which it does business. The Company is currently under audit by the Internal Revenue Service and the Department of Revenue for the tax years 2002 through 2005.

The foregoing information for the periods ended September 30, 2007, and October 1, 2006, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2006, is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2006 annual report on Form 10-K. Interim results for the period are not indicative of those for the year.

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

Comparison Third Quarter 2007 and 2006

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended September 30, 2007 and October 1, 2006.

On a consolidated basis, sales increased by $17,961,000 (22%), gross margins increased by $2,604,000 (17%), selling and general expense increased by $655,000 (11%), and other income increased by $134,000 (12%). Earnings before the provision for income taxes increased by $2,083,000 (19%), as did net earnings by $1,532,000 (21%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales were essentially flat, increasing nominally ($471,000) from $29,264,000 to $29,735,000. Defense net sales increased by $15,569,000 from $38,392,000 to $53,961,000, or 41%, with approximately 60% of the increase attributable to sales related to the US Department of the Army 40mm Systems program and the remaining increase stemming from an increase in other units shipped. Absorbent products net sales increased by $1,921,000 from $13,875,000 to $15,796,000, or 14%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits decreased by $869,000 to $6,896,000 (23% of sales) in the current quarter from $7,765,000 (27% of sales) in the prior quarter. The decrease primarily reflected increased product costs. Defense gross profits increased $2,806,000 from $9,028,000 (24% of sales) from the prior year’s quarter to $11,834,000 (22% of sales). The dollar increase was primarily attributable to the increased sales referenced above, while the percentage decrease was due to a less favorable product mix, reflecting the increase in revenues related to the 40mm system program which carry a lower margin. Absorbent products gross profits were a negative $301,000 in the current quarter versus a negative $968,000 in the prior quarter, an improvement of $667,000, reflecting higher production levels and better efficiencies, although not to the targeted level required to fully absorb depreciation expense.

Selling and general expense for the housewares/small appliance segment increased $299,000. The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures and were the primary cause of the increase in housewares selling and general expense, which was partially offset by a decrease in legal fees stemming from the absence in the current quarter of legal fees incurred during the prior quarter related to the SEC lawsuit (Note E). Defense segment selling and general expenses increased by $337,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels and an incentive to key executives to promote rapid growth of the business. Absorbent segment selling and general expenses were flat.

The above items were responsible for the change in operating profit.

Other income increased $134,000, due primarily to higher interest income resulting from increased yields on reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments).

Earnings before provision for income taxes increased $2,083,000 from $10,992,000 to $13,075,000. The provision for income taxes increased from $3,812,000 to $4,363,000, which resulted in an effective income tax rate decrease from 35% to 33% primarily as a result of a lower expected effective income tax rate for the current year. Net earnings increased $1,532,000 from $7,180,000 to $8,712,000, or 21%.

Comparison of First Nine Months 2007 and 2006

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Nine Months ended September 30, 2007 and October 1, 2006.

On a consolidated basis, sales increased by $92,150,000 (50%), gross margins increased by $16,192,000 (54%), selling and general expense increased by $3,648,000 (23%), and other income decreased by $413,000 (9%). Earnings before the provision for income taxes increased by $12,131,000 (66%), as did net earnings by $7,970,000 (63%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased $1,875,000 from $65,020,000 to $66,895,000, or 3%, primarily the result of an increase in units shipped. Defense net sales increased by $79,965,000 from $82,154,000 to $162,119,000, or 97%, with approximately 70% of the increase attributable to sales related to the US Department of the Army 40mm Systems program and the remaining increase primarily stemming from an increase in other units shipped. Absorbent products net sales increased by $10,310,000 from $37,424,000 to $47,734,000, or 28%, primarily reflecting increased sales from the adult incontinence line of products.

Housewares/small appliance gross profits decreased $691,000 from $15,270,000 (24% of sales) from the prior year’s period to $14,579,000 (22% of sales). The decrease reflected increased product costs. Defense gross profits increased $14,197,000 from $18,656,000 (23% of sales) from the prior year’s period to $32,853,000 (20% of sales). The dollar increase was primarily attributable to the increased sales referenced above, while the percentage decrease was due to a less favorable product mix, reflecting the increase in revenues related to the 40mm system program which carry a lower margin. Absorbent products gross profits were a negative $1,220,000 in the current period versus a negative $3,906,000 in the prior period, an improvement of $2,686,000, reflecting higher production levels and better efficiencies, although not to the targeted level required to fully absorb depreciation expense.

Selling and general expense for the housewares/small appliance segment increased $985,000. The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures and were the primary cause of the increase in housewares selling and general expense, which was partially offset by a decrease in legal fees stemming from the absence in the current quarter of legal fees incurred during the prior quarter related to the SEC lawsuit (Note E). Defense segment selling and general expenses increased by $2,568,000, reflecting increased compensation and staffing commensurate with the segment’s increased sales and earnings levels and an incentive to key executives to promote rapid growth of the business. Absorbent segment selling and general expenses were relatively flat.

The above items were responsible for the change in operating profit.

Other income decreased $413,000 or 9% due primarily to the absence in the current quarter of the prior period’s receipt and recognition of approximately $500,000 of insurance proceeds related to a 2004 loss of manufacturing equipment, partially offset by higher interest income of $320,000, resulting from increased yields on reduced dollars invested (due to the use of funds for expansion of the defense and absorbent products segments).

Earnings before provision for income taxes increased $12,131,000 from $18,491,000 to $30,622,000. The provision for income taxes increased from $5,779,000 to $9,940,000, which resulted in an effective income tax rate increase from 31% to 32% primarily as a result of increased earnings subject to income tax. Net earnings increased $7,970,000 from $12,712,000 to $20,682,000, or 63%.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,619,000 during the first nine months of 2007, as compared to $17,841,000 used during the first nine months of 2006. The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows.

Net cash used in investing activities during the first nine months of 2007 was $19,716,000, as compared to $11,846,000 provided during the first nine months of 2006. The change is attributable to two factors, one of which served to partially offset the other. First, more cash was used to purchase instruments classified as marketable securities in the current period than in the prior period. The second and partially offsetting factor was that, although cash was used in both periods in connection with the purchase of certain assets of Amron, LLC, smaller payments were made in the current period than in the prior period. (See Note H).

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), and subsequent reclassification has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of September 30, 2007 and December 31, 2006, $66,232,000 and $70,778,000 of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents. Part of the change reflected in investing activities is simply the timing of the tendering of these notes.

Cash flows from financing activities for the first nine months of 2007 and 2006 primarily differed as a result of the $.03 and $1.65 per share increases in the regular and extra dividends paid during those periods, respectively.

Working capital decreased by $3,564,000 to $206,590,000 at September 30, 2007. The Company’s current ratio was 4.2 to 1.0 at September 30, 2007 as compared to 4.3 to 1.0 at December 31, 2006.

As of September 30, 2007, there were approximately $2,980,000 and $1,420,000 of open equipment/facilities purchase commitments to expand the product lines in the defense and absorbent products segments, respectively. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

There were no purchases or sales of securities during the quarter ended September 30, 2007.

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