Form 10-Q
period 2008-03-30
NATIONAL PRESTO INDUSTRIES INC
filed 2008-05-09
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

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

CONSOLIDATED BALANCE SHEETS

March 30, 2008 and December 31, 2007

(Unaudited)

(Dollars in thousands)

	2008		2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$8,182		$26,715

Marketable securities		118,433		116,559

Accounts receivable, net		49,299		87,918

Inventories:
Finished goods	$30,924		$31,681

Work in process	38,521		25,831

Raw materials	6,885	76,330	7,973	65,485

Deferred tax assets		5,573		5,694

Other current assets		1,120		1,408

Total current assets		258,937		303,779

PROPERTY, PLANT AND EQUIPMENT	91,429		90,391

Less allowance for depreciation	33,261	58,168	31,129	59,262

GOODWILL		11,485		11,485

OTHER ASSETS		150		150

		$328,740		$374,676

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 30, 2008 and December 31, 2007

(Unaudited)

(Dollars in thousands)

	2008		2007
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$34,503		$40,381

Federal and state income taxes		3,175		5,795

Accrued liabilities		15,562		30,599

Total current liabilities		53,240		76,775

DEFERRED INCOME TAXES		3,290		3,290
COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,569		1,496

Retained earnings	281,428		304,246

Accumulated other comprehensive income	402		176

	290,840		313,359

Treasury stock, at cost	18,630		18,748

Total stockholders’ equity		272,210		294,611

		$328,740		$374,676

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended March 30, 2008 and April 1, 2007

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2008	2007
Net sales	$77,598	$81,070

Cost of sales	64,207	68,756

Gross profit	13,391	12,314

Selling and general expenses	4,631	6,532

Operating profit	8,760	5,782

Other income	1,370	1,499

Earnings before provision for income taxes	10,130	7,281

Income tax provision	3,880	2,260

Net earnings	$6,250	$5,021

Weighted average shares outstanding:
Basic	6,840	6,832
Diluted	6,840	6,832

Net earnings per share:
Basic	$0.91	$0.73
Diluted	$0.91	$0.73

Cash dividends declared and paid per common share	$4.25	$3.80

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 30, 2008 and April 1, 2007

(Unaudited)

(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net earnings	$6,250	$5,021
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	2,163	2,080
Other	600	66
Changes in:
Accounts receivable	38,619	18,557
Inventories	(10,845)	(752)
Other current assets	288	53
Accounts payable and accrued liabilities	(20,915)	(909)
Federal and state income taxes	(3,220)	(4,963)
Net cash provided by operating activities	12,940	19,153

Cash flows from investing activities:
Marketable securities purchased	(45,754)	(18,586)
Marketable securities – maturities and sales	44,227	18,154
Acquisition of property, plant and equipment	(1,069)	(1,632)
Acquisition of businesses, net of cash acquired	—	(4,348)
Net cash used in investing activities	(2,596)	(6,412)

Cash flows from financing activities:
Dividends paid	(29,067)	(25,958)
Other	190	41
Net cash used in financing activities	(28,877)	(25,917)

Net decrease in cash and cash equivalents	(18,533)	(13,176)
Cash and cash equivalents at beginning of period	26,715	46,696
Cash and cash equivalents at end of period	$8,182	$33,520

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended March 30, 2008
External net sales	$19,826	$42,894	$14,878	$77,598
Gross profit (loss)	4,307	8,935	149	13,391
Operating profit (loss)	1,744	7,151	(135)	8,760
Total assets	183,747	99,609	45,384	328,740
Depreciation	196	757	1,210	2,163
Capital expenditures	111	945	13	1,069

Quarter ended April 1, 2007
External net sales	$17,500	$48,333	$15,237	$81,070
Gross profit (loss)	3,563	9,293	(542)	12,314
Operating profit (loss)	(113)	6,740	(845)	5,782
Total assets	181,369	83,855	48,418	313,642
Depreciation	191	641	1,248	2,080
Capital expenditures	401	1,060	171	1,632

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

The product warranty liability is included in accounts payable on the balance sheet. During the prior year, certain warranty claims were reclassified and accounted for as sales returns and allowances. The following table shows the changes in product warranty liability for the period:

	(in thousands)
	2008	2007
Beginning balance January 1	$429	$2,692
Reclassification of certain warranty claims as sales returns and allowances	0	(2,597)
Accruals (reversals) during the period	(355)	147
Charges / payments made under the warranties	(16)	(180)
Balance end of period	$58	$62

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

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $402,000 of accumulated comprehensive income at March 30, 2008 reflects the unrealized loss, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $6,476,000 and $5,030,000 for the three-month periods ended March 30, 2008 and April 1, 2007, respectively.

NOTE G – ADOPTION OF NEW ACCOUNTING STANDARDS

FASB 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The financial assets of the Company are primarily comprised of cash equivalents and marketable securities, whose fair value was measured using Level 2 observable inputs. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company does not expect the adoption of the remaining provisions of SFAS 157 to have a material effect on its consolidated financial statements.

FASB 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. On January 1, 2008, the Company adopted SFAS 159 and has not elected to use fair value measurement on any assets or liabilities under this statement.

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

FASB 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” to enhance disclosures about an entity’s derivative and hedging activities and improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (a) how and why derivatives instruments are used, (b) how derivative instruments are accounted for, and (c) how derivative instruments affect the entities financial position, financial performance and cash flows. These disclosures better convey the purpose of derivative use in terms of the risks that the entity is intending to manage by requiring fair value disclosures in a tabular format, providing more information about an entity’s liquidity and requiring cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not hold any derivative instruments and does not expect the adoption of SFAS 161 to have a material impact on the Company’s’ consolidated financial position or results of operations.

NOTE H – PENSION PLAN

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

NOTE I – INCOME TAXES

The Company establishes tax reserves in accordance with FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (FIN No. 48), which was adopted at the beginning of 2007. The initial application of FIN No. 48 resulted in a net decrease to the Company’s consolidated accrued income tax reserve of $1,062,000, with an offsetting increase to retained earnings. Total unrecognized tax benefits as of March 30, 2008 and December 31, 2007 was $1,233,000 and $551,000, respectively, which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the quarter ended March 30, 2008:

Balance at January 1, 2008	$551,000
Additions for tax positions taken related to prior years	682,000
Balance at March 30, 2008	$1,233,000

It is the Company’s practice to include interest and penalties in tax expense. The Company accrued interest in the amount of $191,000 as of March 30, 2008.

The Company is subject to U.S. federal income tax as well as state income taxes in the locations in which it does business. The Company is currently under audit by the Internal Revenue Service and the Wisconsin Department of Revenue for the tax years 2002 through 2005.

The foregoing information for the periods ended March 30, 2008, and April 1, 2007, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2007, is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2007 annual report on Form 10-K. Interim results for the period are not indicative of those for the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2007 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 20, 2008, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts, failure of subcontractors or vendors to perform as required by contract; and the efficient start-up and utilization of capital equipment investments. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

Comparison First Quarter 2008 and 2007

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended March 30, 2008 and April 1, 2007.

On a consolidated basis, sales decreased by $3,472,000 (4%), gross margins increased by $1,077,000 (9%), selling and general expense decreased by $1,901,000 (29%), and other income decreased by $129,000 (9%). Earnings before the provision for income taxes increased by $2,849,000 (39%), as did net earnings by $1,229,000 (25%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased by $2,326,000 from $17,500,000 to $19,826,000, primarily reflecting an increase in recorded net units shipped, augmented by pricing increases of approximately $663,000. Defense net sales decreased by $5,439,000 from $48,333,000 to $42,894,000, or 11%, stemming from the inability to bill several lots of ammunition that were produced to specifications and met ballistic requirements, but were placed on hold. Absorbent products net sales decreased by $359,000 from $15,237,000 to $14,878,000, or 2%, primarily reflecting reduction of volume from an important private label customer.

Housewares/small appliance gross profits increased by $744,000 from $3,563,000 (20% of sales) in the prior quarter to $4,307,000 (22% of sales) in the current quarter resulting primarily from the sales increase noted above. Due to the ongoing increases in product and transportation costs, the gross margin increase is an anomaly that is not expected to continue during the balance of the year. Defense gross profits dollars decreased $358,000 from $9,293,000 from the prior year’s quarter to $8,935,000, while the gross profit percentage increased from 19% to 21%. The dollar decrease was primarily attributable to the decreased sales referenced above, while the percentage increase was due to a more favorable product mix, reflecting a decrease in revenues related to the 40mm system program which carry a lower margin. Absorbent products gross profits were $149,000 in the current quarter versus a negative $542,000 in the prior period, an improvement of $691,000, reflecting improved efficiency, offset by increased commodity costs.

Quarter to quarter, housewares/small appliance segment selling and general expenses decreased $1,113,000. The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales. Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments. Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures, and approximately 12% of the decrease was attributable to such revisions during the respective quarters. The balance was due to a number of factors, among which were salary savings stemming from the open status of the CFO position, reductions in various accruals based on favorable prior year experience, and the absence of the professional fees incurred in 2007 attributable to the reaudit of financial statements for 2003 through 2005. Those reaudits were necessitated by a chain of events stemming from the investment company case brought by the Securities and Exchange Commission on which the Company ultimately prevailed. Defense segment selling and general expenses decreased by $769,000, reflecting in largest part the absence of performance based accruals pertaining to the four-year earn-out of the Spectra Technologies, LLC purchase price and an incentive program for key executives to promote the rapid growth of the defense segment. Absorbent segment selling and general expenses were essentially unchanged.

The above items were responsible for the change in operating profit.

Other income decreased $129,000, due primarily to lower interest income resulting from decreased yields on investments.

Earnings before provision for income taxes increased $2,849,000 from $7,281,000 to $10,130,000. The provision for income taxes increased from $2,260,000 to $3,880,000, which resulted in an effective income tax rate increase from 31% to 38% as a result of increased earnings subject to income tax and the increase to the FIN 48 tax reserve (see Note I). Net earnings increased $1,229,000 from $5,021,000 to $6,250,000, or 25%.

Liquidity and Capital Resources

Net cash provided by operating activities was $12,940,000 during the first three months of 2008, as compared to $19,153,000 provided during the first three months of 2007. The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows, combined with the increase in net earnings of $6,250,000. Of particular note was the comparative change in cash used to fund inventories, which in largest part was due to the defense lots that were not billed referenced in the above discussion section. Increases in cash used to pay accrued liabilities and payables were offset by increases in cash received from the higher levels of receivables at year-end.

Net cash used in investing activities during the first three months of 2008 was $2,596,000, as compared to $6,412,000 used during the first three months of 2007. The change in investment activity cash flow is primarily attributable to the absence in 2008 of the 2007 earnout payment made in connection with the 2006 acquisition of certain assets of Amron, LLC by the Company’s defense segment.

Cash flows from financing activities for the first three months of 2008 and 2007 primarily differed as a result of the $.05 and $.40 per share increases in the regular and extra dividends paid during those periods, respectively.

Working capital decreased by $21,307,000 to $205,697,000 at March 30, 2008. The Company’s current ratio was 4.9 to 1.0 at March 30, 2008, as compared to 4.0 to 1.0 at December 31, 2007.

As of March 30, 2008, there were approximately $1,100,000, $900,000, and $100,000 of open equipment/facilities purchase commitments to expand the product lines in the defense, absorbent products, and housewares/small appliances segments, respectively. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.2 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2008 and 2007. There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar, and has since appreciated dramatically. To the extent the appreciation of the RMB vis-à-vis the U.S. Dollar continues, it is anticipated that any potential material impact from such appreciation will be to the cost of products secured via purchase orders issued subsequent to the appreciation.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer who is also acting as interim Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of March 30, 2008. The Company’s Chief Executive Officer/interim Chief Financial Officer has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NATIONAL PRESTO INDUSTRIES, INC.

Date: May 9, 2008	/s/ M. J. Cohen
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