Form 10-Q
period 2008-06-29
NATIONAL PRESTO INDUSTRIES INC
filed 2008-08-08
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 29, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

NATIONAL PRESTO INDUSTRIES, INC.

 (Exact name of registrant as specified in its charter)

———————

Wisconsin	1-2451	39-0494170
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

3925 NORTH HASTINGS WAY

EAU CLAIRE, WISCONSIN 54703-3703

 (Address of Principal Executive Office) (Zip Code)

715-839-2121

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer		X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 6,846,190 shares of the Issuer's Common Stock outstanding as of July 27, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 29, 2008 and December 31, 2007

(Unaudited)

(Dollars in thousands)

	2008		2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$18,336		$26,715

Marketable securities		103,594		116,559

Accounts receivable, net		61,358		87,918

Inventories:
Finished goods	$32,630		$31,681

Work in process	35,389		25,831

Raw materials	6,932	74,951	7,973	65,485

Deferred tax assets		5,643		5,694

Other current assets		1,687		1,408

Total current assets		265,569		303,779

PROPERTY, PLANT AND EQUIPMENT	92,866		90,391

Less allowance for depreciation	35,448	57,418	31,129	59,262

GOODWILL		11,485		11,485

OTHER ASSETS		150		150

		$334,622		$374,676

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 29, 2008 and December 31, 2007

(Unaudited)

(Dollars in thousands)

	2008		2007
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$34,200		$40,381

Federal and state income taxes		1,085		5,795

Accrued liabilities		14,292		30,599

Total current liabilities		49,577		76,775

DEFERRED INCOME TAXES		3,290		3,290
COMMITMENTS AND CONTINGENCIES		-		-

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,606		1,496

Retained earnings	291,010		304,246

Accumulated other comprehensive income	271		176

	300,328		313,359

Treasury stock, at cost	18,573		18,748

Total stockholders' equity		281,755		294,611

		$334,622		$374,676

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months and Six Months Ended June 29, 2008 and July 1, 2007

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Net sales	$111,072	$96,186	$188,670	$177,256

Cost of sales	92,301	80,717	156,508	149,473

Gross profit	18,771	15,469	32,162	27,783

Selling and general expenses	5,129	6,542	9,760	13,074

Operating profit	13,642	8,927	22,402	14,709

Other income	933	1,339	2,303	2,838

Earnings before provision for income taxes	14,575	10,266	24,705	17,547

Income tax provision	4,993	3,317	8,873	5,577

Net earnings	$9,582	$6,949	$15,832	$11,970

Weighted average shares outstanding:
Basic	6,845	6,836	6,842	6,834
Diluted	6,845	6,836	6,842	6,834

Net earnings per share:
Basic	$1.40	$1.02	$2.31	$1.75
Diluted	$1.40	$1.02	$2.31	$1.75

Cash dividends declared and paid per common share	$-	$-	$4.25	$3.80

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 29, 2008 and July 1, 2007

(Unaudited)

(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net earnings	$15,832	$11,970
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Provision for depreciation	4,354	4,177
Other	694	103
Changes in:
Accounts receivable	26,560	13,219
Inventories	(9,466)	(10,546)
Other current assets	(279)	71
Accounts payable and accrued liabilities	(22,488)	3,672
Federal and state income taxes	(5,310)	(4,674)
Net cash provided by operating activities	9,897	17,992

Cash flows from investing activities:
Marketable securities purchased	(65,642)	(40,577)
Marketable securities - maturities and sales	78,753	24,774
Acquisition of property, plant and equipment	(2,510)	(2,422)
Acquisition of businesses, net of cash acquired	-	(6,748)
Sale of property, plant and equipment	-	200
Net cash provided by (used in) investing activities	10,601	(24,773)

Cash flows from financing activities:
Dividends paid	(29,067)	(25,958)
Other	190	41
Net cash used in financing activities	(28,877)	(25,917)

Net decrease in cash and cash equivalents	(8,379)	(32,698)
Cash and cash equivalents at beginning of period	26,715	46,696
Cash and cash equivalents at end of period	$18,336	$13,998

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

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Quarter ended June 29, 2008
External net sales	$24,401	$68,650	$18,021	$111,072
Gross profit (loss)	4,528	14,450	(207)	18,771
Operating profit (loss)	1,224	12,909	(491)	13,642
Total assets	184,299	105,822	44,501	334,622
Depreciation	192	784	1,215	2,191
Capital expenditures	98	593	750	1,441

Quarter ended July 1, 2007
External net sales	$19,660	$59,825	$16,701	$96,186
Gross profit (loss)	4,120	11,726	(377)	15,469
Operating profit (loss)	477	9,054	(604)	8,927
Total assets	194,969	88,145	42,398	325,512
Depreciation	194	663	1,240	2,097
Capital expenditures	134	473	183	790

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Six Months ended June 29, 2008
External net sales	$44,227	$111,544	$32,899	$188,670
Gross profit (loss)	8,835	23,385	(58)	32,162
Operating profit (loss)	2,968	20,060	(626)	22,402
Total assets	184,299	105,822	44,501	334,622
Depreciation	388	1,541	2,425	4,354
Capital expenditures	209	1,538	763	2,510

Six Months ended July 1, 2007
External net sales	$37,160	$108,158	$31,938	$177,256
Gross profit (loss)	7,683	21,019	(919)	27,783
Operating profit (loss)	364	15,794	(1,449)	14,709
Total assets	194,969	88,145	42,398	325,512
Depreciation	385	1,304	2,488	4,177
Capital expenditures	535	1,533	354	2,422

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

The product warranty liability is included in accounts payable on the balance sheet.  During the prior year, certain warranty claims were reclassified and accounted for as sales returns and allowances.  The following table shows the changes in product warranty liability for the period:

	(in thousands)
	2008	2007
Beginning balance January 1	$429	$2,692
Reclassification of certain warranty
claims as sales returns and
allowances	0	(2,597)
Accruals (reversals) during the period	(306)	204
Payments made under the warranties	(83)	(248)
Balance end of period	$40	$51

NOTE D – DISPOSAL ACTIVITIES

On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities in its Absorbent Products segment and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility.  This consolidation, which began during the 4th quarter of 2006, was completed during the 1st quarter of 2007 and served to improve the segment's long-term manufacturing efficiencies.  As a result of the consolidation, the Georgia facility has been closed.  The Company issued a W.A.R.N. (Worker Adjustment and Retraining Notification) notice on October 9, 2006.  The total cost of the relocation activities was $950,000, including $760,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees.  During the first two quarters of 2007, $310,000 was incurred for the disassembly, transportation, installation of machinery and equipment and other related costs, and $180,000 was incurred for one-time termination benefits to affected employees.  Expenses related to the above disposal activities are included in Cost of Sales.  With the exception of one time termination benefits and capital expenditures related to the shut-down of the Georgia facility, costs are expensed as incurred, consistent with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as employee services are performed and other associated costs are incurred.

NOTE E – COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $271,000 of accumulated comprehensive income at June 29, 2008 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments.  Total comprehensive income net of tax effect was $9,451,000 and $6,928,000 for the three-month periods ended June 29, 2008 and July 1, 2007, respectively, and $15,927,000 and $11,958,000 for the six-month periods ended June 29, 2008 and July 1, 2007, respectively.

NOTE G – ADOPTION OF NEW ACCOUNTING STANDARDS

FASB 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157's fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay.  The financial assets of the Company are primarily comprised of cash equivalents and marketable securities, whose fair value was measured using Level 2 observable inputs.  The partial adoption of SFAS 157 did not have a material impact on the Company's consolidated financial position or results of operations. The Company does not expect the adoption of the remaining provisions of SFAS 157 to have a material effect on its consolidated financial statements.

FASB 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. On January 1, 2008, the Company adopted SFAS 159 and has not elected to use fair value measurement on any assets or liabilities under this statement.

FASB 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) Business Combinations ("SFAS 141(R)"). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 141(R) to have a material impact on its current consolidated financial position and results of operations.  However, depending upon the size, nature and complexity of future acquisition transactions, the adoption of SFAS 141(R) could materially impact the Company’s consolidated financial statements.

FASB 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("FAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008.  The Company does not have any noncontrolling interests and, accordingly, does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial position or results of operations.

FASB 161

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” to enhance disclosures about an entity’s derivative and hedging activities and improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (a) how and why derivatives instruments are used, (b) how derivative instruments are accounted for, and (c) how derivative instruments affect the entities financial position, financial performance and cash flows. These disclosures better convey the purpose of derivative use in terms of the risks that the entity is intending to manage by requiring fair value disclosures in a tabular format, providing more information about an entity’s liquidity and requiring cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company does not hold the applicable derivative instruments and does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial position or results of operations.

FASB 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS 162 to have a material effect on the Company’s consolidated financial statements or related disclosures.

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

NOTE I – INCOME TAXES

The Company establishes tax reserves in accordance with FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (FIN No. 48), which was adopted at the beginning of 2007.  The initial application of FIN No. 48 resulted in a net decrease to the Company’s consolidated accrued income tax reserve of $1,062,000, with an offsetting increase to retained earnings.  Total unrecognized tax benefits as of June 29, 2008 and December 31, 2007 was $1,257,000 and $551,000, respectively, which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the quarter ended June 29, 2008:

Balance at January 1, 2008	$551,000
Additions for tax positions taken related to prior years	706,000
Balance at June 29, 2008	$1,257,000

It is the Company’s practice to include interest and penalties in tax expense.  The Company accrued interest in the amount of $215,000 as of June 29, 2008.

The Company is subject to U.S. federal income tax as well as state income taxes in the locations in which it does business.  The Company is currently under audit by the Internal Revenue Service and the Wisconsin Department of Revenue for the tax years 2002 through 2005.

The foregoing information for the periods ended June 29, 2008, and July 1, 2007, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2007, is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2007 annual report on Form 10-K.  Interim results for the period are not indicative of those for the year.

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

Comparison of Second Quarter 2008 and 2007

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended June 29, 2008 and July 1, 2007.

On a consolidated basis, sales increased by $14,886,000 (16%), gross margins increased by $3,302,000 (21%), selling and general expense decreased by $1,413,000 (22%), and other income decreased by $406,000 (30%).  Earnings before the provision for income taxes increased by $4,309,000 (42%), as did net earnings by $2,633,000 (38%).  Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased by $4,741,000 from $19,660,000 to $24,401,000.  Approximately two-thirds of the increase was attributable to an increase in net units shipped, with the balance primarily derived from price increases.  Defense net sales increased by $8,825,000 from $59,825,000 to $68,650,000, or 15%, stemming primarily from an increase in sales related to the US Department of the Army 40mm Systems program.  Absorbent products net sales increased by $1,320,000 from $16,701,000 to $18,021,000, or 8%, approximately 88% of which was derived from an increase in unit shipments, with the balance attributable to price increases.

Housewares/small appliance gross profits increased by $408,000 from $4,120,000 in the prior quarter to $4,528,000 in the current quarter.  The increase primarily reflected the increase in sales noted above.  Defense gross profits increased $2,724,000 from $11,726,000 from the prior year's quarter to $14,450,000.  The increase related to the sales increase noted above.  Absorbent products gross profits were a negative $207,000 in the current quarter versus a negative $377,000 in the prior period, an improvement of $170,000, primarily reflecting improved efficiency, offset by increased commodity costs.

Quarter to quarter, housewares/small appliance segment selling and general expenses decreased $339,000 stemming from a $480,000 decrease in professional fees incurred in the prior year’s quarter attributable to the reaudit of financial statements for 2003 through 2005, offset in largest part by an increase in selling and advertising costs.  Those reaudits were necessitated by a chain of events stemming from the investment company case brought by the Securities and Exchange Commission on which the Company ultimately prevailed.  The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales.  Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments.  Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures.  Defense segment selling and general expenses decreased by $1,131,000, reflecting in largest part the absence of performance based accruals pertaining to the four-year earn-out of the Spectra Technologies, LLC purchase price and an incentive program for key executives to promote the rapid growth of the defense segment.  Absorbent segment selling and general expenses were essentially unchanged.

The above items were responsible for the change in operating profit.

Other income decreased $406,000, due primarily to lower interest income resulting from decreased yields on a decreased level of investments, reflecting the use of more funds to support operations.

Earnings before provision for income taxes increased $4,309,000 from $10,266,000 to $14,575,000.  The provision for income taxes increased from $3,317,000 to $4,993,000, which resulted in an effective income tax rate increase from 32% to 34% as a result of increased earnings subject to income tax.  Net earnings increased $2,633,000 from $6,949,000 to $9,582,000, or 38%.

Comparison of First Six Months 2008 and 2007

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Six Months ended June 29, 2008 and July 1, 2007.

On a consolidated basis, sales increased by $11,414,000 (6%), gross margins increased by $4,379,000 (16%), selling and general expense decreased by $3,314,000 (25%), and other income decreased by $535,000 (19%).  Earnings before the provision for income taxes increased by $7,158,000 (41%), as did net earnings by $3,862,000 (32%).  Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased by $7,067,000 from $37,160,000 to $44,227,000, primarily reflecting an increase in recorded net units shipped, augmented by pricing increases of approximately $2,100,000.  Defense net sales increased by $3,386,000 from $108,158,000 to $111,544,000, or 3%, primarily due to increased shipments for the US Department of the Army’s 40mm Systems program.  Absorbent products net sales increased by $961,000 from $31,938,000 to $32,899,000, or 3%, reflecting an increase in unit shipments (approximately 78% of the increase) with the balance attributable to an increase in pricing.

Housewares/small appliance gross profits increased by $1,152,000 from $7,683,000 in the prior year’s period to $8,835,000 in the current period.  The increase related largely to the increased in sales noted above.  Defense gross profits increased $2,366,000 from $21,019,000 from the prior year's period to $23,385,000. The increase related to the sales increase noted above.  Absorbent products gross profits were a negative $58,000 in the current period versus a negative $919,000 in the prior year’s period, an improvement of $861,000, reflecting improved efficiency, offset by increased commodity costs.

Period to period, housewares/small appliance segment selling and general expenses decreased $1,452,000. The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales.  Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments.  Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures, and approximately $90,000 of the decrease was attributable to such revisions during the respective periods.  The balance of the decrease was primarily due to the absence of $925,000 of professional fees incurred in 2007 attributable to the reaudit of financial statements for 2003 through 2005.  Those reaudits were necessitated by a chain of events stemming from the investment company case brought by the Securities and Exchange Commission on which the Company ultimately prevailed. Reductions in various accruals based on favorable prior year experience comprised the remaining decrease.  Defense segment selling and general expenses decreased by $1,900,000, reflecting in largest part the absence of performance based accruals pertaining to the four-year earn-out of the Spectra Technologies, LLC purchase price and an incentive program for key executives to promote the rapid growth of the defense segment.  Absorbent segment selling and general expenses were essentially unchanged.

The above items were responsible for the change in operating profit.

Other income decreased $535,000, due primarily to lower interest income resulting from decreased yields on a reduced level of investments, reflecting the fact that more funds were used to support operations.

Earnings before provision for income taxes increased $7,158,000 from $17,547,000 to $24,705,000.  The provision for income taxes increased from $5,577,000 to $8,873,000, which resulted in an effective income tax rate increase from 32% to 36% as a result of increased earnings subject to income tax and the increase to the FIN 48 tax reserve (see Note I).  Net earnings increased $3,862,000 from $11,970,000 to $15,832,000, or 32%.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,897,000 during the first six months of 2008, as compared to $17,992,000 provided during the first six months of 2007.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows, combined with the increase in net earnings of $3,862,000.  Of particular note were increases in cash used to pay accrued liabilities and payables that were only partially offset by increases in cash received from the higher levels of receivables at year-end.

Net cash provided by investing activities during the first six months of 2008 was $10,601,000, as compared to $24,773,000 used during the first six months of 2007. The change in investment activity cash flow is primarily attributable to the increased use in 2008 of proceeds from the “sale” (which includes tendering cash-like variable rate demand notes) and maturities of marketable securities to fund operating activities, offset by the absence in 2008 of the 2007 earnout payment made in connection with the 2006 acquisition of certain assets of Amron, LLC by the Company’s defense segment.

Cash flows from financing activities for the first three months of 2008 and 2007 primarily differed as a result of the $.05 and $.40 per share increases in the regular and extra dividends paid during those periods, respectively.

Working capital decreased by $11,012,000 to $215,992,000 at June 29, 2008.  The Company's current ratio was 5.4 to 1.0 at June 29, 2008, as compared to 4.0 to 1.0 at December 31, 2007.

As of June 29, 2008, there were approximately $550,000, $370,000, and $160,000 of open equipment/facilities purchase commitments to expand the product lines in the defense, absorbent products, and housewares/small appliances segments, respectively.  The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

Inventories

New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  There were no such obsolescence issues that had a material effect during the current year and, accordingly, the Company did not record a reserve for obsolete product.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s other segments is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.  The Company’s Form 10-Q for the period ended March 30, 2008 referenced several lots of ammunition that were produced to specifications and met ballistic requirements, but were placed on hold.  One lot was released and billed at the end of the second quarter.  It is anticipated that the balance of the lots will be released and billed during third quarter 2008.

Self Insured Product Liability & Health Insurance

The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs, although it does carry insurance to cover claims once they reach a specified threshold.  The Company is partly insured for product liability and health care claims, the coverage levels of which vary from policy year to policy year, and therefore records an accrual for known claims and incurred but not reported claims, including an estimate for related legal fees in the Company’s consolidated financial statements.  The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual.  Currently, there are no known claims that would have a material adverse impact on the Company beyond the reserve levels that have been accrued and recorded on the Company’s books.  An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents include money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.1 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, i.e., instruments whose value changes in response to changes in underlying variables.  Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges.  The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts.  All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2008 and 2007.  There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar, and has since appreciated dramatically. To the extent the appreciation of the RMB vis-à-vis the U.S. Dollar continues, it is anticipated that any potential material impact from such appreciation will be to the cost of products secured via purchase orders issued subsequent to the appreciation.

ITEM 4.

CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer who is also acting as interim Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of June 29, 2008.  The Company's Chief Executive Officer/interim Chief Financial Officer has concluded that the Company's internal control over financial reporting and its disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

See Note E in the Notes to Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases or sales of securities during the quarter ended June 29, 2008.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on May 20, 2008, at which the election of two directors, Melvin S. Cohen and Joseph G. Stienessen, was submitted for a vote.  Both directors were elected and received the following votes:

Mr. Cohen: “For”: 5,938,142; “Against”: 0; “Abstain”: 356,535; “Withheld”: 29,000; and “Broker Non-Votes”: 162,611.

Mr. Stienessen: “For”: 5,833,349; “Against”: 0; “Abstain”: 356,535; “Withheld”: 133,793; and “Broker Non-Votes”: 162,611.

Item 6.

Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999

Exhibit 9	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 10.1	1988 Stock Option Plan - incorporated by reference from Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 10.2

Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan - incorporated by reference from Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 10.3	Form of Material Contract for Retired Executive Officer - incorporated by reference from Exhibit 10.3 of the Company's annual report on Form 10-K for the year ended December 31, 2006

Exhibit 11	Statement regarding computation of per share earnings

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: August 8, 2008	By:	/s/ M. J. Cohen
M. J. Cohen
Chair of the Board, Chief Executive Officer, President (Principal executive officer), Interim Chief Financial Officer (Principal accounting Officer)

National Presto Industries, Inc.

Exhibit Index

Exhibit Number	Exhibit Description
11	Computation of Earnings per Share

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(IN THOUSANDS EXCEPT PER SHARE DATA)
	Second Quarter		First Six Months
	2008	2007	2008	2007
Net Earnings (1)	$9,582	$6,949	$15,832	$11,970

Weighted average common shares outstanding (2)	6,845	6,836	6,842	6,834

Common share equivalents relating to stock options when dilutive	-	-	-	-

Adjusted common and common equivalent
shares for computation (3)	6,845	6,836	6,842	6,834

Net earnings per share:
Basic (1 divided by 2)	$1.40	$1.02	$2.31	$1.75
Diluted (1 divided by 3)	$1.40	$1.02	$2.31	$1.75