Form 10-Q
period 2008-09-28
NATIONAL PRESTO INDUSTRIES INC
filed 2008-11-07
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 28, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 1-2451

———————

NATIONAL PRESTO INDUSTRIES, INC.

 (Exact name of registrant as specified in its charter)

———————

WISCONSIN	39-0494170
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3925 NORTH HASTINGS WAY, EAU CLAIRE, WISCONSIN 54703-3703

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	✓
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

There were 6,847,119 shares of the Issuer's Common Stock outstanding as of October 26, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 28, 2008 and December 31, 2007

(Unaudited)

(Dollars in thousands)

	2008		2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$4,336		$26,715

Marketable securities		115,337		116,559

Accounts receivable, net		69,134		87,918

Inventories:
Finished goods	$42,914		$31,681

Work in process	36,286		25,831

Raw materials	6,521	85,721	7,973	65,485

Deferred tax assets		5,725		5,694

Other current assets		731		1,408

Total current assets		280,984		303,779

PROPERTY, PLANT AND EQUIPMENT	93,985		90,391

Less allowance for depreciation	37,674	56,311	31,129	59,262

GOODWILL		11,485		11,485

OTHER ASSETS		150		150

		$348,930		$374,676

 The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 28, 2008 and December 31, 2007

(Unaudited)

(Dollars in thousands)

	2008		2007
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$35,832		$40,381

Federal and state income taxes		1,996		5,795

Accrued liabilities		15,924		30,599

Total current liabilities		53,752		76,775

DEFERRED INCOME TAXES		3,290		3,290
COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares: Issued 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,649		1,496

Retained earnings	301,212		304,246

Accumulated other comprehensive income	119		176

	310,421		313,359

Treasury stock, at cost	18,533		18,748

Total stockholders' equity		291,888		294,611

		$348,930		$374,676

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months and Nine Months Ended September 28, 2008 and September 30, 2007

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Net sales	$113,183	$99,492	$301,853	$276,748

Cost of sales	93,031	81,063	249,539	230,536

Gross profit	20,152	18,429	52,314	46,212

Selling and general expenses	5,290	6,573	15,050	19,647

Operating profit	14,862	11,856	37,264	26,565

Other income	966	1,219	3,269	4,057

Earnings before provision for income taxes	15,828	13,075	40,533	30,622

Income tax provision	5,627	4,363	14,500	9,940

Net earnings	$10,201	$8,712	$26,033	$20,682

Weighted average shares outstanding:
Basic	6,846	6,837	6,844	6,835
Diluted	6,846	6,837	6,844	6,835

Net earnings per share:
Basic	$1.49	$1.27	$3.80	$3.03
Diluted	$1.49	$1.27	$3.80	$3.03

Cash dividends declared and paid per common share	$—	$—	$4.25	$3.80

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 28, 2008 and September 30, 2007

(Unaudited)

(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net earnings	$26,033	$20,682
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	6,584	6,301
Other	832	166
Changes in:
Accounts receivable	18,784	5,482
Inventories	(20,236)	(29,147)
Other current assets	677	408
Accounts payable and accrued liabilities	(19,224)	11,083
Federal and state income taxes	(4,424)	(3,356)
Net cash provided by operating activities	9,026	11,619

Cash flows from investing activities:
Marketable securities purchased	(92,324)	(56,168)
Marketable securities - maturities and sales	93,458	46,775
Acquisition of property, plant and equipment	(3,664)	(3,775)
Acquisition of businesses, net of cash acquired	—	(6,748)
Sale of property, plant and equipment	2	200
Net cash used in investing activities	(2,528)	(19,716)

Cash flows from financing activities:
Dividends paid	(29,067)	(25,958)
Other	190	41
Net cash used in financing activities	(28,877)	(25,917)

Net decrease in cash and cash equivalents	(22,379)	(34,014)
Cash and cash equivalents at beginning of period	26,715	46,696
Cash and cash equivalents at end of period	$4,336	$12,682

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

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Quarter ended September 28, 2008
External net sales	$31,129	$61,664	$20,390	$113,183
Gross profit (loss)	7,152	13,381	(381)	20,152
Operating profit (loss)	3,668	11,843	(649)	14,862
Total assets	199,472	103,952	45,506	348,930
Depreciation	192	815	1,223	2,230
Capital expenditures	161	784	209	1,154

Quarter ended September 30, 2007
External net sales	$29,735	$53,961	$15,796	$99,492
Gross profit (loss)	6,896	11,834	(301)	18,429
Operating profit (loss)	3,276	9,104	(524)	11,856
Total assets	211,473	89,223	42,412	343,108
Depreciation	190	698	1,236	2,124
Capital expenditures	227	1,389	(263)	1,353

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Nine Months ended September 28, 2008
External net sales	$75,356	$173,208	$53,289	$301,853
Gross profit (loss)	15,987	36,766	(439)	52,314
Operating profit (loss)	6,636	31,903	(1,275)	37,264
Total assets	199,472	103,952	45,506	348,930
Depreciation	580	2,356	3,648	6,584
Capital expenditures	370	2,322	972	3,664

Nine Months ended September 30, 2007
External net sales	$66,895	$162,119	$47,734	$276,748
Gross profit (loss)	14,579	32,853	(1,220)	46,212
Operating profit (loss)	3,640	24,898	(1,973)	26,565
Total assets	211,473	89,223	42,412	343,108
Depreciation	575	2,002	3,724	6,301
Capital expenditures	762	2,922	91	3,775

NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Continued)

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

The product warranty liability is included in accounts payable on the balance sheet.  During the prior year, certain warranty claims were reclassified and accounted for as sales returns and allowances.  The following table shows the changes in product warranty liability for the period:

	(in thousands)
	2008	2007
Beginning balance January 1	$429	$2,692
Reclassification of certain warranty
claims as sales returns and
allowances	0	(2,597)
Accruals (reversals) during the period	(177)	340
Payments made under the warranties	(133)	(314)
Balance end of period	$119	$121

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

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $119,000 of accumulated comprehensive income at September 28, 2008 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments.  Total comprehensive income net of tax effect was $10,049,000 and $8,804,000 for the three-month periods ended September 28, 2008 and September 30, 2007, respectively, and $25,976,000 and $20,762,000 for the nine-month periods ended September 28, 2008 and September 30, 2007, respectively.

NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

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

FSP 157-3

In October 2008, the FASB issued FASB Staff Position 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements.

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

(Unaudited)

NOTE G – ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

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

FASB 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy).  This Statement is effective November 15, 2008.  The Company does not expect the adoption of SFAS 162 to have a material effect on the Company’s consolidated financial statements or related disclosures.

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

In August 2008, the plan provided Amron with a Withdrawal Liability Report stating that the cost for Amron to withdraw from the plan during 2008 would be approximately $239,000.  The actual cost to withdraw from the pension plan is not known.

NOTE I – INCOME TAXES

The Company establishes tax reserves in accordance with FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (FIN No. 48), which was adopted at the beginning of 2007.  The initial application of FIN No. 48 resulted in a net decrease to the Company’s consolidated accrued income tax reserve of $1,062,000, with an offsetting increase to retained earnings.  Total unrecognized tax benefits as of September 28, 2008 and December 31, 2007 was $1,273,000 and $551,000, respectively, which, if recognized, would affect the Company’s effective income tax rate.

NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

NOTE I – INCOME TAXES (CONTINUED)

The following is a reconciliation of the Company’s unrecognized tax benefits for the quarter ended September 28, 2008:

Balance at January 1, 2008	$551,000
Additions for tax positions taken related to prior years	722,000
Balance at September 28, 2008	$1,273,000

It is the Company’s practice to include interest and penalties in tax expense.  The Company accrued interest in the amount of $231,000 as of September 28, 2008.

The Company is subject to U.S. federal income tax as well as state income taxes in the locations in which it does business.  The Company is currently under audit by the Internal Revenue Service for the tax years 2002 through 2006 and by the Wisconsin Department of Revenue for the tax years 2002 through 2005.

———————

The foregoing information for the periods ended September 28, 2008, and September 30, 2007, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2007, is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2007 annual report on Form 10-K.  Interim results for the period are not indicative of those for the year.

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

Comparison of Third Quarter 2008 and 2007

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended September 28, 2008 and September 30, 2007.

On a consolidated basis, sales increased by $13,691,000 (14%), gross margins increased by $1,723,000 (9%), selling and general expense decreased by $1,283,000 (20%), and other income decreased by $253,000 (21%).  Earnings before the provision for income taxes increased by $2,753,000 (21%), as did net earnings by $1,489,000 (17%).  Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased by $1,394,000 from $29,735,000 to $31,129,000, or 5%.  The increase was primarily attributable to price increases, approximately half of which was offset by a reduction in net units shipped.  Defense net sales increased by $7,703,000 from $53,961,000 to $61,664,000, or 14%, stemming primarily from an increase in sales related to the US Department of the Army 40mm Systems program.  Absorbent products net sales increased by $4,594,000 from $15,796,000 to $20,390,000, or 29%, approximately 90% of which was derived from an increase in unit shipments, with the balance attributable to price increases.

Housewares/small appliance gross profits increased by $256,000 from $6,896,000 in the prior quarter to $7,152,000 in the current quarter.  The increase primarily reflected the increase in sales noted above.  Defense gross profits increased $1,547,000 from $11,834,000 from the prior year's quarter to $13,381,000.  The increase related to the sales increase noted above.  Absorbent products gross profits were a negative $381,000 in the current quarter versus a negative $301,000 in the prior period, an unfavorable change of $80,000, primarily reflecting increased commodity costs, offset by improved efficiency.

Housewares/small appliance segment selling and general expenses were essentially flat.  Defense segment selling and general expenses decreased by $1,192,000, reflecting in largest part the absence of performance based accruals pertaining to the four-year earn-out of the Spectra Technologies, LLC purchase price and an incentive program for key executives to promote the rapid growth of the defense segment.  Absorbent segment selling and general expenses were essentially unchanged.

The above items were responsible for the change in operating profit.

Other income decreased $253,000, due primarily to lower interest income resulting from decreased yields on a decreased level of investments, reflecting the use of more funds to support operations.

Earnings before provision for income taxes increased $2,753,000 from $13,075,000 to $15,828,000.  The provision for income taxes increased from $4,363,000 to $5,627,000, which resulted in an effective income tax rate increase from 33% to 36% as a result of increased earnings subject to income.  Net earnings increased $1,489,000 from $8,712,000 to $10,201,000, or 17%.

Comparison of First Nine Months 2008 and 2007

Readers are directed to Note B, “Business Segments” for data on the financial results of the Company’s three business segments for the Nine Months ended September 28, 2008 and September 30, 2007.

On a consolidated basis, sales increased by $25,105,000 (9%), gross margins increased by $6,102,000 (13%), selling and general expense decreased by $4,597,000 (23%), and other income decreased by $788,000 (19%).  Earnings before the provision for income taxes increased by $9,911,000 (32%), as did net earnings by $5,351,000 (26%).  Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased by $8,461,000 from $66,895,000 to $75,356,000, approximately 75% of which reflected pricing increases, with the balance attributable to an increase in recorded net units shipped.  Defense net sales increased by $11,089,000 from $162,119,000 to $173,208,000, or 7%, primarily due to increased shipments for the US Department of the Army’s 40mm Systems program.  Absorbent products net sales increased by $5,555,000 from $47,734,000 to $53,289,000, or 12%, reflecting an increase in unit shipments (approximately 90% of the increase) with the balance attributable to an increase in pricing.

Housewares/small appliance gross profits increased by $1,408,000 from $14,579,000 in the prior year’s period to $15,987,000 in the current period.  The increase related largely to the increase in sales noted above.  Defense gross profits increased $3,913,000 from $32,853,000 from the prior year's period to $36,766,000. The increase related to the sales increase noted above.  Absorbent products gross profits were a negative $439,000 in the current period versus a negative $1,220,000 in the prior year’s period, an improvement of $781,000, reflecting improved efficiency, offset by increased commodity costs.

Period to period, housewares/small appliance segment selling and general expenses decreased $1,588,000. The Company accrues for unexpended selling and advertising costs, primarily for housewares/small appliances, budgeted for the year against each quarter’s sales.  Selling and advertising charges included in selling expense in each quarter represent that percentage of the annual sales and advertising budget associated with that quarter’s shipments.  Revisions to this budget result in periodic changes to the accrued liability for committed selling and advertising expenditures, and approximately $180,000 of the decrease was attributable to such revisions during the respective periods.  The balance of the decrease was primarily due to the absence of $1,130,000 of professional fees incurred in 2007 attributable to the reaudit of financial statements for 2003 through 2005.  The reaudits were necessitated by a chain of events stemming from the investment company case brought by the Securities and Exchange Commission on which the Company ultimately prevailed.  Defense segment selling and general expenses decreased by $3,092,000, reflecting in largest part the absence of performance based accruals pertaining to the four-year earn-out of the Spectra Technologies, LLC purchase price and an incentive program for key executives to promote the rapid growth of the defense segment.  Absorbent segment selling and general expenses were essentially unchanged.

The above items were responsible for the change in operating profit.

Other income decreased $788,000, due primarily to lower interest income resulting from decreased yields on a reduced level of investments, reflecting the fact that more funds were used to support operations.

Earnings before provision for income taxes increased $9,911,000 from $30,622,000 to $40,533,000.  The provision for income taxes increased from $9,940,000 to $14,500,000, which resulted in an effective income tax rate increase from 32% to 36% as a result of increased earnings subject to income tax and the increase to the FIN 48 tax reserve (see Note I).  Net earnings increased $5,351,000 from $20,682,000 to $26,033,000, or 26%.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,026,000 during the first nine months of 2008, as compared to $11,619,000 provided during the first nine months of 2007.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows, combined with the increase in net earnings of $5,351,000.  Of particular note were increases in cash used to pay accrued liabilities and payables that were only partially offset by increases in cash received from collections of the higher levels of receivables at year-end.  Inventory was also a factor; although inventory levels as of the third quarter increased from year-end in both years, the increases from year-end 2006 to the third quarter 2007, the first full year of delivery of product under the 40mm Systems contract, was more dramatic than the increase from year-end 2007 to third quarter 2008.

Net cash used by investing activities during the first nine months of 2008 was $2,528,000, as compared to $19,716,000 used during the first nine months of 2007. The change in investment activity cash flow is primarily attributable to the increased use in 2008 of proceeds from the “sale” (which includes tendering cash-like variable rate demand notes) and maturities of marketable securities to fund operating activities, offset by the absence in 2008 of the 2007 earnout payment made in connection with the 2006 acquisition of certain assets of Amron, LLC by the Company’s defense segment.

Cash flows from financing activities for the first nine months of 2008 and 2007 primarily differed as a result of the $.05 and $.40 per share increases in the regular and extra dividends paid during those periods, respectively.

Working capital increased by $228,000 to $227,232,000 at September 28, 2008.  The Company's current ratio was 5.2 to 1.0 at September 28, 2008, as compared to 4.0 to 1.0 at December 31, 2007.

As of September 28, 2008, there were approximately $560,000, $190,000, and $60,000 of open equipment/facilities purchase commitments to expand the product lines in the defense, housewares/small appliances, and absorbent products segments, respectively.  The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

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

Inventories

New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  There were no such obsolescence issues that had a material effect during the current year and, accordingly, the Company did not record a reserve for obsolete product.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s other segments is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.  The Company’s Form 10-Q for the period ended March 30, 2008 referenced several lots of ammunition that were produced to specifications and met ballistic requirements, but were placed on hold.  One lot was released and billed at the end of the second quarter.  The balance of the lots were released and billed during third quarter 2008.

Product Liability

The Company is subject to product liability claims in the normal course of business.  The Company does carry insurance to limit its product liability claims in excess of a self-insured retention.  The self-insured retention and excess coverage vary from policy year to policy year.  Moreover, there is typically a limit on all types of insurance coverage.  The limits also vary from policy year to policy year.  The Company records an accrual for known claims, including an estimate for related legal fees in the Company’s consolidated financial statements.  It utilizes historical trends and other analysis to assist in determining the appropriate accrual.  Currently, there are no known claims that would have a material adverse impact on the Company beyond the reserve levels that have been accrued and recorded on the Company’s books.  An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents include money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.0 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, i.e., instruments whose value changes in response to changes in underlying variables.  Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges.  The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts.  All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2008 and 2007.  There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar, and has since appreciated dramatically. Further appreciation of the RMB vis-à-vis the U.S. Dollar is not expected to have any material impact on existing orders.

ITEM 4.

CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of September 28, 2008.  The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal control over financial reporting and its disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

See Note E in the Notes to Consolidated Financial Statements set forth under Part I - Item 1 above.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases or sales of securities during the quarter ended September 28, 2008.

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

NATIONAL PRESTO INDUSTRIES, INC.

Date: November 7, 2008	By:	/s/ M. J. COHEN
M. J. Cohen,
Chair of the Board, Chief Executive Officer, President, (Principal executive officer)

National Presto Industries, Inc.

Exhibit Index

Exhibit Number	Exhibit Description

Exhibit 11	Statement regarding computation of per share earnings

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002