Form 10-K
period 2008-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2009-03-16
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0494170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3925 North Hastings Way, Eau Claire, Wisconsin,  54703-3703

(Address of principal executive offices)     (Zip Code)

(715) 839-2121

(Registrant's telephone number, including area code:)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
$1.00 par value common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                       Accelerated filer  ☑

Non-accelerated filer   ☐                                                       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $445,604,032. The number of shares outstanding of each of the registrant's classes of common stock, as of March 3, 2009 was 6,848,252.

The Registrant has incorporated in Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2009 Annual Meeting of Stockholders.

PART I

ITEM 1.

BUSINESS

A.

DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc., and its consolidated subsidiaries (the “Company") consists of three business segments. For a further discussion of the Company’s business and the segments in which it operates please refer to Footnote N in the Notes to Consolidated Financial Statements. The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances. The Defense Products segment manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases, and performs Load, Assemble and Pack (LAP) operations on ordnance related products primarily for the U.S. government and prime contractors. The Absorbent Products segment manufactures and sells primarily private label adult incontinent products and diapers.

1.

Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; cutting centers; the Presto Control Master® heat control single thermostatic control line of fry pans in several sizes, griddles, woks and multi-purpose cookers; deep fryers of various sizes; hamburger cookers; waffle makers; pizza ovens, slicer/shredders; curly cutters; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers and coffeemaker accessories; single serve coffee pod holders; electric tea kettles; electric peelers; electric knife sharpeners; shoe polishers; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2008, approximately 16% of consolidated net sales were provided by cast products (griddles, waffle makers, hamburger cookers and die cast deep fryers, skillets, and multi-cookers), and approximately 14% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, electric stainless steel appliances, non-die cast fryers, and heaters). For the year ended December 31, 2007, approximately 16% of consolidated net sales were provided by cast products, and approximately 14% by noncast/thermal appliances. For the year ended December 31, 2006, approximately 20% of consolidated net sales were provided by cast products, and approximately 19% by noncast/thermal appliances.

For the years ended December 31, 2008, 2007, and 2006, this segment had one customer which accounted for 10% or more of Company consolidated net sales. That customer was Wal-Mart Stores, Inc. which accounted for 11% in 2008, 11% in 2007, and 15% in 2006 of consolidated net sales. The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

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

The Company has a sales force of 11 employees that sell to and service most customers. A few selected accounts are handled by manufacturers' representatives who may also sell other product lines. Sales promotional activities are conducted through the use of newspaper advertising and television. The business is highly competitive and seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.

New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

Research and development costs related to new product development for the years 2008, 2007, and 2006 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

2.

Defense Products Segment

AMTEC Corporation was acquired on February 24, 2001, and manufactures precision mechanical and electro-mechanical products for the U.S. Department of Defense (DOD) and DOD prime contractors. AMTEC’s 72,000 square-foot manufacturing facility, located in Janesville, Wisconsin, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators). It also is a prime contractor for the 40mm System program described more fully below. Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors. Spectra maintains 337,000 square feet of space located in East Camden, Arkansas, dedicated primarily to the performance of Load, Assemble, and Pack (LAP) type work and during 2008 completed a facility which enabled it to begin performance in 2008 of the LAP work for the 40mm systems program referenced below. Amron, a division of AMTEC, holds the assets that were purchased from Amron, LLC on January 30, 2006. It manufactures cartridge cases used in medium caliber (20-40 mm) ammunition primarily for the DOD and DOD prime contractors, which include cartridge cases used in the 40mm systems program referenced below. The Amron manufacturing facility is 179,000 square-feet and is located in Antigo, Wisconsin. (See Footnote L.)

The Defense Products segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price. This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 29, 2005, AMTEC Corporation was awarded the high-volume, prime contract for the Army’s five year 40mm systems program. The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for a period of five years. The Army estimated the total for the two contract awards, if all of the options were fully exercised, to be $1.3 billion. AMTEC projects that its deliveries to the Army over the five year period will exceed $595,000,000. Deliveries under the systems program were $144,000,000 during 2008. It is anticipated that the Army will issue a new five year 40mm Systems contract solicitation sometime during 2009 with the award being made in either late 2009 or early 2010.

During 2008, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses for two materials – steel and aluminum. The defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.

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

For the years ended December 31, 2008, 2007 and 2006, this segment had one customer, Medline Industries Holdings LP, which accounted for 12%, 12% and 14%, respectively, of consolidated net sales. The loss of Medline Industries Holdings LP as a customer would have a material adverse effect on the segment. Negotiations are currently in progress with Medline for the purpose of potentially securing future multi-year manufacturing commitments.

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

Based on factors known as of December 31, 2008, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4.

Number of Employees of the Company

As of December 31, 2008, the Company had 996 employees compared to 1,032 employees at the end of December 2007. The decrease was in largest part due to the combination of the implementation of equipment to automate certain processes and realization of greater efficiencies at the Defense segment’s AMTEC facility and at the Absorbent Products segment’s Eau Claire, Wisconsin facility. These decreases were partially offset by an increase in LAP type work done at the Defense segment’s Spectra facility.

The employees of Amron are members of the United Steel Workers union. The contract between Amron and the union is effective through February 28, 2010.

5.

Industry Practices Related to Working Capital Requirements

The major portion of the Company's sales was made with terms of 60 days or shorter.

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

The multiple stock keeping units inherent in the private label absorbent product business, combined with the desire to avoid excessive machine changeover (which can have a negative impact on efficiency), necessitates the carrying of a large finished goods inventory in the Absorbent Product segment as well.

The ability to meet U.S. Department of Defense demands also necessitates the carrying of large inventories in the defense segment.

6.

Order Backlog

Shipment of most of the Company's Housewares/Small Appliance Products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog. New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

The contract backlog of the Defense segment was approximately $265,000,000, $230,000,000, and $250,000,000 at December 31, 2008, 2007, and 2006, respectively, net of intercompany sales. Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders. It is anticipated that the backlog will be performed during a 12 to 14-month period, after December 31, 2008.

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

The Company does make available on its web site its annual reports on Form 10-K or 10-K/A. It does not provide its quarterly reports on Form 10-Q, current reports on Form 8-K, or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are already readily available to the public on the SEC web site at www.sec.gov, and can be located with ease using the link provided on the Company’s web site.  The Company also does provide paper copies of its annual report free of charge upon request.

ITEM 1A.

RISK FACTORS

The Company’s three business segments described above are all subject to a number of risk factors, the occurrence of any one or more of which could have a significant adverse impact on the business, financial condition, or results of operations. While some of the more significant, but not all, risks faced by each business segment are identified below, it should be recognized that, as noted elsewhere herein, there are other risks and circumstances that could also adversely impact the operating results of each segment and the Company as a whole. The continuing volatility in the financial markets and the current economic recession is an overriding risk that could have a material adverse effect on the Company’s results of operations and financial condition.

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

Defense

The opportunity for this segment to obtain business is largely dependent upon competitive bidding and U.S. government defense requirements and spending. If successful in obtaining a bid, the work awarded is usually subject to a firm fixed price contract that provides little, if any, economic relief for changed conditions or circumstances that are detrimental to the contractor. In addition, with the award of the 40mm systems contract, key components and services are provided by third party subcontractors, some of which the segment is required to work with by government edict.  Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control. In addition, products are accepted by test firing samples from a production lot.  Lots typically constitute a sizable amount of product.  Should a sample not fire as required by the specifications, the cost to rework or scrap the entire lot could be substantial. Contracts that are obtained must be performed on time, with quality product that is produced within previously projected cost parameters. In any kind of a production milieu, there is always the concern that equipment will fail or not work properly or that a work stoppage may occur.  It should be noted that one of the facilities (Amron) has a unionized work force. In addition, most contracts with the United States Government, whether direct or indirect, are subject to termination for the convenience of the Government, a provision that is largely unique to government contracts. There is also the risk that contracts with the

Government may not be funded or the risk that there will be a change in requirements resulting in significant reductions in overall quantities or a stretch out of previously planned delivery schedules.

Absorbent Products

In addition to being highly capital intensive, this business segment utilizes complex technology and equipment that can be time consuming to receive, install, and then become fully operable on a consistent and reliable basis. It is highly competitive with low margins, where volume is critical. Therefore, it becomes essential to operate near capacity and to achieve high efficiency in order to provide bottom line results. Loss of its largest customer, Medline, or a significant reduction in volume from that customer, could adversely impact the Division. Product pricing and overall performance is extremely sensitive to material commodity costs, including such items as wood pulp and petroleum based products. Likewise, variations in the quality of materials purchased can have a negative effect on operations. Freight and energy costs can have a significant impact on overall results as well.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES (Owned Except Where Indicated)

The Company's Eau Claire facility is approximately 470,000 square feet. Presto Absorbent Products, Inc. leases approximately 321,000 square feet of this area. Leases for 7,000 square feet of this area have been entered into with outside tenants. The Company's corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin, and East Camden, Arkansas and two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment.

In addition to the 321,000 square feet referenced above, the Absorbent Products segment leases 90,000 square feet of warehouse space in Chippewa Falls, Wisconsin.

The Janesville, Wisconsin facility is comprised of approximately 72,000 square feet and the Antigo, Wisconsin facility is comprised of approximately 179,000 square feet. The East Camden, Arkansas operation leases approximately 337,000 square feet.

The Jackson facility contains 252,000 square feet. The Company leases a 184,000 square foot building in Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions. An additional 72,000 square feet has been leased in adjacent buildings for warehousing.

The facilities in use for each of the segments are believed to be adequate for their ongoing business needs.

ITEM 3.

LEGAL PROCEEDINGS

See Footnote I in the Notes to the Consolidated Financial Statements.

See Item 1.B.3. and Note K for information regarding certain environmental matters.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2008			2007
	Applicable			Applicable
	Dividends Paid	Market Price		Dividends Paid	Market Price
	per Share	High	Low	Per Share	High	Low
First Quarter	$4.25	$59.57	$46.00	$3.80	$66.98	$53.74
Second Quarter	––	68.54	48.60	––	63.32	56.69
Third Quarter	––	80.59	59.97	––	62.95	52.46
Fourth Quarter	––	78.91	44.95	––	55.36	51.37
Full Year	$4.25	$80.59	$44.95	$3.80	$66.98	$51.37

Common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”. As of March 3, 2009, there were 381 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees. During the fourth quarter of 2008, the Company did not purchase any of its equity securities.

 ITEM 6.

SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2008	2007	2006	2005	2004
Net Sales	$448,227	$420,716	$304,681	$184,565	$158,956
Net earnings	$44,183	$38,623	$27,960	$16,417	$15,441
Net earnings per share – Basic	$6.45	$5.65	$4.09	$2.41	$2.26
Net earnings per share – Diluted	$6.45	$5.65	$4.09	$2.40	$2.26
Total assets	$365,883	$374,676	$344,976	$307,415	$302,006
Dividends paid per common share applicable to current year	$4.25	$3.80	$2.12	$1.67	$1.17

———————

*

2006 net earnings reflect a research and development tax credit which served to increase net earnings by $1,201,000 ($.18 per share) covering the period 2002 through 2006. It was offset in part by a goodwill write off stemming from its Absorbent Products segment of $309,000 ($.05 per share), net of tax. For 2005, goodwill for the Absorbent Segment was deemed impaired because of the declining profitability experienced by one of the reporting units in the segment. This resulted in a reduction of earnings of $2,550,000 ($.37 per basic share), net of tax. For 2004, the net effect of the reversal of the LIFO reserve resulted in a net comparative earnings decline of $2,695,000 or $.40 per share. The impact of the pension termination resulted in a net comparative earnings decline of $1,371,000 or $.20 per share.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2008 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 19, 2009, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues; work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts; failure of subcontractors or vendors to perform as required by contract; and the efficient start-up and utilization of capital equipment investments. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge.

2008 COMPARED TO 2007

Readers are directed to Note N, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2008 and 2007.

On a consolidated basis, sales increased by $27,511,000 (7%), gross margins increased by $3,859,000 (5%), and selling and general expense decreased by $5,462,000 (24%). Other income, principally interest, increased by $23,000, while earnings before provision for income taxes increased by $9,344,000 (16%), and net earnings increased by $5,560,000 (14%). Details concerning these changes can be found in the comments by segment found below.

Housewares/Small Appliances net sales increased $5,547,000 from $131,267,000 to $136,814,000, or 4%, primarily resulting from an increase in prices which had a positive effect of $11,213,000, offset by a reduction in units shipped. Defense net sales increased by $14,368,000, from $224,384,000 to $238,752,000, or 6%, attributable to an increase in shipments. Absorbent Products net sales increased by $7,596,000 from $65,065,000 to $72,661,000, or 12%, which stemmed primarily from an increase in unit shipments.

Housewares/Small Appliance gross profit increased a nominal $639,000 from $29,658,000 (23% of sales) in 2007 to $30,297,000 (22% of sales) in 2008, reflecting cost increases of product purchased from China that virtually offset the benefit of the price increases referenced above. The majority of the Segment’s products are purchased from China. Between the depreciation of the U.S. dollar vis a vis the Chinese RMB and general increases in commodity costs during the majority of the year, product costs continued to increase over prior year levels. Commodity costs were declining at year-end 2008 and are expected to continue to decline during the first half of 2009 due to an excess of world-wide raw material supplies. The depreciation of the dollar, however, is expected to continue, albeit at a nominal pace. Defense gross profit dollars increased $1,938,000 from $48,294,000 to $50,232,000, while the gross profit percentage decreased from 22% to 21%. The increase in gross profit dollars is primarily attributable to the increased volume referenced above, while the decline in the gross margin percentage was due to a change in the product mix, reflecting the increase in revenues related to the 40mm system program which carry a slightly lower margin. Absorbent products gross profit was a negative $315,000 in 2008 versus a negative $1,597,000 in 2007, an improvement of $1,282,000, reflecting higher production levels and improved efficiency, offset by increased material costs. Like Housewares, temporary relief in the high cost of materials is anticipated for the first half of 2009 due to excess raw materials in the supply chain, with the expectation of a resumption of increases once those supplies have been depleted.

Selling and general expenses for the Housewares/Small Appliance segment were essentially flat, decreasing $326,000 from the prior year’s levels, primarily as a result of timing of reserve provisions.  The prior year’s selling and general expense costs were impacted by the $1,466,000 augmentation of the Company’s environmental reserve. A similar such increase was not required in 2008. The comparative favorable year-to-year difference stemming from the absence of the bulk of this charge of $1,264,000 was augmented by the absence of professional fees of $558,000 incurred in the prior year attributable to the reaudit of financial statements for 2003 through 2005. These reaudits were necessitated by a chain of events stemming from the investment company case brought by the Securities and Exchange Commission on which the Company ultimately prevailed. The aforementioned decreases were partially offset by increases in other reserves, primarily the bad debt provision of $358,000 in recognition of the financial difficulties of retail customers, the products liability provision of $541,000, and general selling expenses of $545,000. Defense segment selling and general expenses decreased $4,912,000, reflecting in largest part the absence of performance based accruals pertaining to the four-year earnout of the Spectra Technologies, LLC purchase price and an incentive program for key executives to promote the rapid growth of the defense segment. Selling and general expenses for the Absorbent Products segment decreased $224,000, related to miscellaneous items of a non-recurring nature.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $9,344,000 from $58,207,000 to $67,551,000. The provision for income taxes increased from $19,584,000 to $23,368,000, which resulted in an effective income tax rate increase from 34% to 35% largely due to a decrease in tax exempt earnings. Net earnings increased $5,560,000 from $38,623,000 to $44,183,000.

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

Until mid-2005, the Chinese Yuan had been tied to the U.S. Dollar, but has since been allowed to float and has appreciated in value. With the continued pressure from the United States Congress on the Chinese government to allow the Yuan to appreciate, the additional decline in the value of the dollar resulting from the Federal Reserve Board’s decision to reduce the federal funds rates, and the increase in commodity costs largely triggered by the dramatic rise of oil prices, the Housewares/Small Appliance segment’s product costs in 2007 increased over 2006 levels.  With the exception of pulp pricing for the absorbent product business, component and commodity costs for the other segments of the business were not affected to any material degree by changes in exchange rates, however, they too have been unfavorably impacted by the effect of increased material, fuel, and processing costs stemming from higher petroleum prices.

The $641,000 decrease in selling and general expenses for the Housewares/Small Appliance segment primarily reflected a $740,000 reduction in legal and professional fees mainly stemming from the significant year-to-year reduction of legal fees relating to the SEC lawsuit (described in Item 9 of the Form 10-K for 2007), a $890,000 reduction in general selling expenditures, and $480,000 of miscellaneous items primarily of a non-recurring nature, offset in part by a $1,470,000 augmentation of the Company’s environmental reserve in recognition of the fact that EPA oversight costs and the operation of on and off site environmental remediation programs are projected to continue beyond the original anticipated time frame. Defense selling and general expenses increased $3,094,000 reflecting increased compensation and staffing commensurate with the Defense segment’s increased sales and earnings levels, as well as an incentive to key executives to promote rapid growth of the business.

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

LIQUIDITY AND CAPITAL RESOURCES

2008 COMPARED TO 2007

Cash provided by operating activities was $35,328,000 during 2008 compared to $38,032,000 during the comparable period in the prior year. The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows, combined with the increase in net earnings of $5,560,000. Of particular note was a decrease in accounts receivable of $12,324,000 in 2008 which stemmed from lesser shipments near the end of 2008, as compared to greater shipments near the end of 2007. This increase in receipts was more than offset by the decrease in accounts payable of $23,308,000 which primarily reflected cash payments made during 2008 for performance based accruals pertaining to the four-year earnout of the Spectra Technologies, LLC purchase price and an incentive program for key executives to promote the rapid growth of the defense segment. In addition, inventories did not increase as dramatically during 2008 as they did during 2007 ($6,235,000 v. $9,993,000, respectively), reflecting a higher rate of growth in 2007 as compared to 2008.

Cash used in investing activities was $8,474,000 during 2008 compared to $32,096,000 during 2007. The change in investment activity cash flow is primarily attributable to a large net withdrawal from the Company’s money market funds which was used to purchase marketable securities during 2007. Also contributing to the decrease in cash used were the absence in 2008 of the 2007 earnout payments made in connection with the 2006 and 2003 acquisitions of certain assets of Amron, LLC by the Company’s Defense segment and of NCN Hygienic Products, Inc. by the Company’s Absorbent Products segment, respectively, and the completion of leasehold improvements that were begun in 2007.

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of December 31, 2008 and 2007, $43,795,000 and $67,471,000, respectively, of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

The Company increased its dividends in 2008 by $.45 ($.05 regular and $.40 extra), which accounted for the increase in cash used in financing activities.

As a result of the foregoing factors, cash and cash equivalents decreased in 2008 by $2,023,000 to $24,692,000.

Working capital increased by $20,623,000 to $247,627,000 at December 31, 2008 for the reasons stated above. The Company’s current ratio was 5.8 to 1.0 at fiscal 2008 year-end, compared to 4.0 to 1.0 at the end of fiscal 2007.

2007 COMPARED TO 2006

Cash provided by operating activities was $38,032,000 during 2007 compared to $5,506,000 during the comparable period in the prior year. The principal factors behind the increase can be found in the changes in the components of working capital within the statement of cash flows, combined with the increase in net earnings of $10,663,000. Of particular note were changes in balance sheet item positions from year to year, primarily Accounts Receivable ($10,192,000) and Inventory ($5,911,000) totaling $16,103,000. In terms of the balance sheet accounts, the year-to-year increases in balances were greater from 2005 to 2006 than they were from 2006 to 2007. Given the level of growth (reflected in increased sales and earnings between the two year periods), that would be expected. Earnings increased 70% from 2005 to 2006; the increase was likewise healthy in 2007, but not as dramatic – 38%, and thus year-to-year accounts receivable and inventory balances did not increase as much.

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

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of December, 31, 2007 and 2006, $67,471,000 and $70,778,000, respectively, of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

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

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during 2008 were lower than those in the proceeding year, reflecting the seven federal funds rate reductions made during 2008. The lower yields, combined with the reduction in the Company’s investment holdings, served to decrease interest income. There can be no assurance that interest rates will not continue to decline. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies, and is not controllable by the Company.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $265,000,000 at December 31, 2008, and $230,000,000 at December 31, 2007. Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders. It is anticipated that the backlog will be performed during a 12 to 14-month period.

CONTRACTUAL OBLIGATIONS

The below table discloses a summary of the Company’s specified contractual obligations at December 31, 2008:

	Payments Due By Period (In Thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$5,591	$574	$967	$867	$3,183
Purchase obligations(1)	145,544	145,544	––	––	––
Total	$151,135	$146,118	$967	$867	$3,183

———————

(1)

Purchase obligations includes outstanding purchase orders at December 31, 2008. Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, and to material suppliers in the Defense and Absorbent Products segment. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

Self Insured Product Liability & Health Insurance

The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs, although it does carry stop loss and other insurance to cover claims once they reach a specified threshold. The Company’s insurance coverage varies from policy year to policy year, and there are typically limits on all types of insurance coverage, which also vary from policy year to policy year. Accordingly, the Company records an accrual for known claims and incurred but not reported claims, including an estimate for related legal fees in the Company’s consolidated financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. There are no known claims that would have a material adverse impact on the Company beyond the reserve levels that have been accrued and recorded on the Company’s books and records. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations.

Sales and Returns

Sales are recorded net of discounts and returns. The latter pertain primarily to warranty returns, returns of seasonal items, and returns of those newly introduced products sold with a return privilege. The calculation of warranty returns is based in large part on historical data, while seasonal and new product returns are primarily developed using customer provided information.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(17) for information related to the future effect of adopting new accounting pronouncements on the Company’s consolidated financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 1.3 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2008, 2007 and 2006. There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the RMB vis-à-vis the U.S. Dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

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

Prior to the appellate court’s decision, there was considerable discussion between the Company’s outside counsel and the SEC staff on the manner in which financial information was to be presented during the period in which the appeal was pending. As a result of the controversy surrounding the SEC’s staff’s ultimate mandate that an investment company footnote be inserted into the Company’s financial statements for the year ended December 31,

2005, the Company’s predecessor independent registered accounting firm, Grant Thornton, LLP, withdrew its opinion for the years ending December 31, 2005, 2004, and 2003. Subsequently, the firm withdrew from the audit engagement as well. Despite the 7th Circuit Court of Appeals’ decision, Grant Thornton would not reinstate its opinions, necessitating the reaudit of all three years by the successor auditor, Virchow, Krause & Company LLP.

On November 8, 2007, the Company’s Audit Committee of the Board of Directors with the approval of the Board of Directors, formally determined to engage BDO Seidman, LLP (“BDO”), as the Company’s independent registered accounting firm for 2007. The decision to change audit firms was not related to any disagreement with the Company’s prior auditor, Virchow, Krause & Company LLP (“VK”), on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

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

Subsequently, on November 8, 2007, VK formally advised the Company that it had resigned. On that same date, the Audit Committee appointed BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2007.

ITEM 9A.

CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There were no significant changes in internal controls over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NPI management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

NPI’s independent auditors have issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Presto Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Presto Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of earning, stockholders’ equity, and cash flows for the years then ended and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin

March 16, 2009

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)
NAME	TITLE	AGE
Maryjo Cohen	Chair of the Board, President, Chief Executive Officer, and Interim Chief Financial Officer	56

Donald E. Hoeschen	Vice President, Sales	61

Larry J. Tienor	Vice President, Engineering	60

Randy F. Lieble	Vice President, Corporate Secretary, Chief Financial Officer, Treasurer, and Director	55

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

Mr. Lieble was elected Chief Financial Officer, Vice President and Treasurer on September 8, 2008, and Corporate Secretary on January 9, 2009.  He was also appointed to the Board of Directors on December 22, 2008 to fill the term of Melvin S. Cohen, who died on December 16, 2008. Other than a brief hiatus of one year during which he worked as a financial advisor for UBS Financial Services, Mr. Lieble had worked for the registrant for over 30 years in a variety of capacities, including the positions listed above.

Directors and corporate governance information is incorporated by reference to the “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF,” “PROPOSAL – ELECTION OF DIRECTORS” and “INFORMATION CONCERNING DIRECTORS AND NOMINEES” sections of the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

The Company has adopted a code of ethics, entitled the “Corporate Code of Conduct,” which is set forth in the Corporate Governance section of the Company’s website located at www.gopresto.com.

ITEM 11.

EXECUTIVE COMPENSATION

Executive compensation information is incorporated by reference to the “EXECUTIVE COMPENSATION AND OTHER INFORMATION” section of the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management and related stockholder matters information is incorporated by reference to the “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” section of the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions, and director independence information is incorporated by reference to the “PROPOSAL – ELECTION OF DIRECTORS” and “INFORMATION CONCERNING DIRECTORS AND NOMINEES” sections of the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal accountant fees and services information is incorporated by reference to the “INDEPENDENT PUBLIC ACCOUNTANTS” section of the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a) Documents filed as part of this Form 10-K:	Form 10-K
1.	Consolidated Financial Statements:	Page Reference
a.	Consolidated Balance Sheets - December 31, 2008 and 2007	F-1
b.	Consolidated Statements of Earnings -Years ended December 31, 2008, 2007 and 2006	F-2
c.	Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006	F-3
d.	Consolidated Statements of Stockholders' Equity -Years ended December 31, 2008, 2007 and 2006	F-4
e.	Notes to Consolidated Financial Statements	F-5 through F-17
f.	Reports of Independent Registered Public Accounting Firm	F-18 through F-19

2.	Consolidated Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	F-20

(b) Exhibits:

Exhibit Number	Description
Exhibit 3 (i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005
(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company's current report on Form 8-K dated July 6, 2007.
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment
Exhibit 10.1*	1988 Stock Option Plan - incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997
Exhibit 10.2*

Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan - Incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

Exhibit 10.3	Material contract for retired executive officer – incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-K for the year ended December 31, 2006.
* Compensatory Plans
Exhibit 11	Statement Re Computation of Per Share Earnings
Exhibit 14

Code of Ethics, incorporated by reference to the “Corporate Code of Conduct” located in the “Vote Required and Other Information” section of the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders

Exhibit 16	Letter Re Change in Certifying Accountant, incorporated by reference to Exhibit 16.1 of Form 8-K filed November 14, 2007
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23.1	Consent of BDO Seidman, LLP
Exhibit 23.2	Consent of Virchow Krause & Company, LLP
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Schedules:
Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC. (registrant)

By:	/s/ RICHARD N. CARDOZO	By:	/s/ PATRICK J. QUINN
	Richard N. Cardozo Director		Patrick J. Quinn Director

By:	/s/ MARYJO COHEN	By:	/s/ JOSEPH G. STIENESSEN
	Maryjo Cohen Chair of the Board, President, Chief Executive Officer (Principal Executive Officer), and Director		Joseph G. Stienessen Director

By:	/s/ RANDY F. LIEBLE
Randy F. Lieble
Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, Secretary, and Director

Date: March 16, 2009

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2008		2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$24,692		$26,715
Marketable securities		121,217		116,559
Accounts receivable	$76,074		$88,621
Less allowance for doubtful accounts	480	75,594	703	87,918
Inventories:
Finished goods	30,222		31,681
Work in process	33,976		25,831
Raw materials	7,522	71,720	7,973	65,485
Deferred tax assets		4,539		5,694
Other current assets		1,754		1,408
Total current assets		299,516		303,779

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	1,905		1,905
Buildings	19,971		16,964
Machinery and equipment	72,122		71,522
	93,998		90,391
Less allowance for depreciation	39,266	54,732	31,129	59,262

GOODWILL		11,485		11,485

OTHER ASSETS		150		150
		$365,883		$374,676
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$32,325		$40,381
Federal and state income taxes		4,217		5,795
Accrued liabilities		15,347		30,599
Total current liabilities		51,889		76,775
DEFERRED INCOME TAXES		3,389		3,290
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2008 and 2007
Issued: 7,440,518 shares at December 31, 2008 and 2007
Outstanding: 6,848,252 and 6,839,298 shares at December 31, 2008 and 2007, respectively	$7,441		$7,441
Paid-in capital	1,735		1,496
Retained earnings	319,362		304,246
Accumulated other comprehensive income	536		176
	329,074		313,359
Treasury stock, at cost, 592,266 and 601,220 shares at December 31, 2008 and 2007, respectively	18,469		18,748
Total stockholders' equity		310,605		294,611
		$365,883		$374,676

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share data)

For the years ended December 31,	2008	2007	2006
Net sales	$448,227	$420,716	$304,681

Cost of sales	368,013	344,361	248,338

Gross profit	80,214	76,355	56,343

Selling and general expenses	16,933	22,395	19,813

Goodwill impairment	––	––	500

Operating profit	63,281	53,960	36,030

Other income, principally interest	4,270	4,247	4,349

Earnings before provision for income taxes	67,551	58,207	40,379

Provision for income taxes	23,368	19,584	12,419

Net earnings	$44,183	$38,623	$27,960

Weighted average shares outstanding:
Basic	6,845	6,836	6,831
Diluted	6,845	6,836	6,831

Net earnings per share:
Basic	$6.45	$5.65	$4.09
Diluted	$6.45	$5.65	$4.09

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	In Thousands
For the years ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net earnings	$44,183	$38,623	$27,960
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	8,794	8,485	7,891
Deferred income taxes	1,060	3,350	(938)
Goodwill Impairment	––	––	500
Other	1,059	1,085	1,324
Changes in operating accounts, net of acquisitions:
Accounts receivable, net	12,324	(22,871)	(33,063)
Inventories	(6,235)	(9,993)	(15,904)
Other current assets	(346)	(371)	856
Accounts payable and accrued liabilities	(23,308)	19,897	18,133
Federal and state income taxes	(2,203)	(173)	(1,253)
Net cash provided by operating activities	35,328	38,032	5,506

Cash flows from investing activities:
Marketable securities purchased	(138,113)	(93,965)	(53,472)
Marketable securities - maturities and sales	134,009	74,630	68,287
Acquisition of property, plant and equipment	(4,370)	(6,224)	(7,271)
Acquisition of businesses and earn-out payments	––	(6,748)	(13,834)
Sale of property, plant and equipment	––	211	9
Net cash used in investing activities	(8,474)	(32,096)	(6,281)

Cash flows from financing activities:
Dividends paid	(29,067)	(25,958)	(14,476)
Other	190	41	(76)
Net cash used in financing activities	(28,877)	(25,917)	(14,552)

Net increase (decrease) in cash and cash equivalents	(2,023)	(19,981)	(15,327)
Cash and cash equivalents at beginning of year	26,715	46,696	62,023
Cash and cash equivalents at end of year	$24,692	$26,715	$46,696

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$23,930	$16,586	$14,608

Supplemental disclosure of non-cash investing and financing activities:

As of December 31, 2008, 2007, and 2006, the unrealized gain (loss) on available for sale securities, net of tax, was $536,000, $176,000, and ($22,000).

During 2008, 2007, and 2006, $0, $0, and $500,000, respectively, were recorded for goodwill related to the acquisition of NCN Hygienic Products, Inc. During 2008, 2007, and 2006, $0, $0, and $4,041,000, respectively, were accrued pertaining to the acquisition of certain assets of Amron LLC.

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share data)

For the years ended December 31, 2008, 2007, 2006

				Accumulated
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2005	$7,441	$1,135	$277,033	$(141)	$(18,933)	$266,535

Net earnings			27,960			27,960

Unrealized gain on available-for-sale securities, net of tax				119		119

Total comprehensive income						28,079

Dividends paid, $2.12 per share			(14,474)			(14,474)

Other		142			60	202

Balance December 31, 2006	7,441	1,277	290,519	(22)	(18,873)	280,342

Cumulative effect of adopting FASB Interpretation No. 48			1,062			1,062

Net earnings			38,623			38,623

Unrealized gain on available-for-sale securities, net of tax				198		198

Total comprehensive income						38,821

Dividends paid, $3.80 per share			(25,958)			(25,958)

Other		219			125	344

Balance December 31, 2007	7,441	1,496	304,246	176	(18,748)	294,611

Net earnings			44,183			44,183

Unrealized gain on available-for-sale securities, net of tax				360		360

Total comprehensive income						44,543

Dividends paid, $4.25 per share			(29,067)			(29,067)

Other		239			279	518

Balance December 31, 2008	$7,441	$1,735	$319,362	$536	$(18,469)	$310,605

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

(2)

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of National Presto Industries, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions are eliminated. For a further discussion of the Company's business and the segments in which it operates, please refer to Note N.

(3)

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

Cash and Cash Equivalents: The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds. The Company deposits its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits. Money market funds are reported at fair value determined using quoted prices in active markets for identical securities (Level 1, as defined by Statement of Financial Accounting Standards No. 157, Fair Value Measurements).

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the bank for payment of $7,356,000 and $11,711,000 at December 31, 2008 and 2007, are included as reductions of cash and cash equivalents or bank overdrafts in accounts payable, as appropriate.

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

At December 31, 2008 and 2007, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the table. Fair values are determined using significant other observable inputs (Level 2, as defined by Statement of Financial Accounting Standards No. 157, Fair Value Measurements), which include quoted prices in markets that are not active, quoted prices of similar securities, or other inputs that are observable.

(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2008
Tax-exempt Government Bonds	$ 120,392	$121,217	$833	$8

December 31, 2007
Tax-exempt Government Bonds	$ 116,288	$116,559	$279	$8

Proceeds from sales of marketable securities totaled $134,009,000 in 2008, $74,630,000 in 2007, and $68,287,000 in 2006. Gross gains related to sales of marketable securities totaled $118,000, $0, and $0 in 2008, 2007 and 2006, respectively. There were no gross losses related to sales of marketable securities in 2008, 2007, and 2006. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income and were gains (losses) of $825,000, $271,000 and ($33,000) before taxes at December 31, 2008, 2007, and 2006, respectively. Unrealized gains of $74,000, $0, and $0 were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2008, 2007, and 2006, respectively.

The contractual maturities of the marketable securities held at December 31, 2008 are as follows: $40,535,000 within one year; $41,967,000 beyond one year to five years; $20,617,000 beyond five years to ten years, and $18,098,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which as noted above can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

(4)

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.

(5)

ACCOUNTS RECEIVABLE: The Company's accounts receivable are related to sales of products. Credit is extended based on prior experience with the customer and evaluation of customers' financial condition. Accounts receivable are primarily due within 30 to 60 days. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on the Company's historical collection experience, adverse situations that may affect the customer's ability to pay, and prevailing economic conditions.

(6)

INVENTORIES: Housewares/Small Appliance segment inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method. Inventories for the Defense and Absorbent Products segments are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.

(7)

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Straight-line depreciation is provided in amounts sufficient to relate the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements. The Company reviews long lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.

(8)

GOODWILL: The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Goodwill impairments of $0, $0, and $500,000 were recognized during 2008, 2007, and 2006, respectively, related to the Company’s Absorbent Products segment. The Company's goodwill as of December 31, 2008 and 2007 was $11,485,000 relating to its Defense Products segment. In addition, the value of goodwill was $0 related to the Housewares/Small Appliances and Absorbent Products segments at both December 31, 2008 and 2007.

The Company's annual impairment testing dates were September 29, 2008, October 1, 2007, and October 2, 2006. As of the testing date in 2006, goodwill for the absorbent products segment was deemed impaired because of the declining profitability and losses experienced by the segment in 2006. Using a multiple of earnings to estimate fair value, it was determined that goodwill was fully impaired. For the defense segment, no impairment was indicated. The Company has no recorded intangible assets, other than goodwill.

(9)

REVENUE RECOGNITION: For all of its segments, the Company generally recognizes revenue when product is shipped or title passes pursuant to customers' orders, the price is fixed and collection is reasonably assured. For the Housewares/Small appliance segment, the Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment. Net sales for this segment are calculated by deducting early payment discounts and cooperative advertising from gross sales. The Company records cooperative advertising when revenue is recognized. During the prior year, certain warranty claims were reclassified and accounted for as returns and allowances. See Note A(10) for a description of the Company’s policy for sales returns.

(10)

 SALES & RETURNS: Sales are recorded net of discounts and returns. The latter pertain primarily to warranty returns, returns of seasonal items, and returns of those newly introduced products sold with a return privilege. The calculation of warranty returns is based in large part on historical data, while seasonal and new product returns are primarily developed using customer provided information.

(11)

 SHIPPING AND HANDLING COSTS: In accordance with the Emerging Issues Task Force (EITF) issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping costs in cost of goods sold.

(12)

 ADVERTISING: The Company's policy is to expense advertising as incurred for the year and include it in selling and general expenses. Advertising expense was $4,000, $13,000, and $303,000 in 2008, 2007 and 2006.

(13)

 STOCK OPTIONS: The Company adopted FASB Statement No. 123R using the modified prospective method. There was no stock-based compensation expense recognized in 2008, 2007 or 2006 since all previously granted stock options were granted and vested prior to the adoption of FASB Statement No. 123R. See Note F.

(14)

ACCUMULATED OTHER COMPREHENSIVE INCOME: The $536,000 and $176,000 of accumulated comprehensive income at December 31, 2008 and 2007, respectively, relate to the unrealized gain on the Company's available-for-sale marketable security investments. These amounts are recorded net of tax effect of $289,000 and $95,000 for 2008 and 2007, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet. During the prior year, certain warranty claims were reclassified and accounted for as sales returns and allowances to properly reflect products returned by retailers. The following table shows the changes in product warranty liability for the period:

	(In thousands)
	2008	2007
Beginning balance January 1,	$429	$2,692
Reclassification of certain warranty claims as sales returns and allowances	0	(2,597)
Accruals during the period	140	971
Charges / payments made under the warranties	(261)	(637)
Balance December 31	$308	$429

(16)

INCOME TAXES: Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported. Income tax contingencies are accounted for in accordance with Statement of Financial Accounting Standards No. 5 "SFAS 5"), "Accounting for Contingencies." See Note H for summaries of the provision, the effective tax rates, and the tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities.

(17)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

FASB 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 requires companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157's fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The financial assets of the Company are primarily comprised of cash equivalents, whose fair value was measured using Level 1 observable inputs, and marketable securities, whose fair value was measured using Level 2 observable inputs. The partial adoption of SFAS 157 did not have a material impact on the Company's consolidated financial position or results of operations. The Company does not expect the adoption of the remaining provisions of SFAS 157 to have a material effect on its consolidated financial statements.

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

FASB 161

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 to enhance disclosures about an entity’s derivative and hedging activities and improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (a) how and why derivatives instruments are used, (b) how derivative instruments are accounted for, and (c) how derivative instruments affect the entities financial position, financial performance and cash flows. These disclosures better convey the purpose of derivative use in terms of the risks that the entity is intending to manage by requiring fair value disclosures in a tabular format, providing more information about an entity’s liquidity and requiring cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not hold the applicable derivative instruments and does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial position or results of operations.

FASB 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement became effective November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material effect on the Company’s consolidated financial statements or related disclosures.

B.  INVENTORIES:

The amount of inventories valued on the LIFO basis was $27,303,000 and $25,891,000 as of December 31, 2008 and 2007, respectively, and consists of housewares/small appliance finished goods. Under LIFO, inventories are valued at approximately $4,437,000 and $2,419,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2008 and 2007, respectively. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the housewares/small appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In Thousands, except per share data)
	Cost of	Net	Earnings
Year	Sales	Earnings	Per Share
2008	$(2,018)	$1,297	$0.19
2007	$(1,425)	$933	$0.14
2006	$(818)	$507	$0.07

This information is provided for comparison with companies using the FIFO basis.

Inventory for defense, absorbent products, and raw materials of the housewares/small appliance segments are valued under the first-in-first-out method and total $44,417,000 and $39,594,000 at December 31, 2008 and 2007.  The 2008 FIFO total is comprised of $2,919,000 of finished goods, $33,976,000 of work in process, and $7,522,000 of raw material and supplies. At December 31, 2007 the FIFO total was comprised of $5,790,000 of finished goods, $25,831,000 of work in process, and $7,973,000 of raw material and supplies.

C.

ACCRUED LIABILITIES:

At December 31, 2008 accrued liabilities consisted of payroll $4,814,000, product liability $6,030,000, environmental $2,700,000, plant closing costs $70,000, and other $1,733,000. At December 31, 2007, accrued liabilities consisted of payroll $20,824,000, product liability $5,350,000, environmental $2,810,000, plant closing costs $180,000, and other $1,435,000.

The Company is self-insured for health care costs, although it does carry stop loss and other insurance to cover claims once they reach a specified threshold. The Company is also subject to product liability claims in the normal course of business. It is partly self-insured for product liability claims, and therefore records an accrual for known claims and incurred but unreported claims in the Company’s consolidated financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations. The Company's policy is to accrue for legal fees expected to be incurred in connection with loss contingencies. See Note K for a discussion of environmental remediation liabilities.

D.

TREASURY STOCK:

As of December 31, 2008, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares. No shares were reacquired in either 2008 or 2007.  Treasury shares have been used for the exercise of stock options and to fund a portion of the Company's 401(k) contributions.

E.

NET EARNINGS PER SHARE:

Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. There were no dilutive shares outstanding at December 31, 2008, 2007, or 2006.

The following is a reconciliation of basic and diluted net income per share for the years ended December 31, 2008, 2007, and 2006:

	(In Thousands)
	2008	2007	2006
Net earnings (1)	$44,183	$38,623	$27,960

Weighted average common shares outstanding (2)	6,845	6,836	6,831
Common share equivalents relating to stock options	––	––	––
Adjusted common and common equivalent shares for computation (3)	6,845	6,836	6,831
Net earnings per share:
Basic (1/2)	$6.45	$5.65	$4.09
Diluted (1/3)	$6.45	$5.65	$4.09

F.

STOCK OPTION PLAN:

The National Presto Industries, Inc. Stock Option Plan reserves 100,000 shares of common stock for grant to key employees. There were no stock options outstanding at December 31, 2008 or 2007.  There were 0 shares exercisable at December 31, 2008 and 2007. No options were granted during the years ended December 31, 2008, 2007 or 2006. During 2008 and 2007, 0 and 250 shares, respectively, were exercised.

G.

RETIREMENT PLANS:

Pension Plan: The Company has been contributing to a union-sponsored, multi-employer pension plan on behalf of union employees of the Amron division of its AMTEC subsidiary in accordance with the applicable union labor agreement. In December 2008, the union membership voted in favor of a withdrawal from the plan, and an amendment was made to the labor agreement authorizing the withdrawal. In December 2008, the Company permanently ceased to be obligated to contribute to the multi-employer pension plan, and instead agreed to contribute to a Company 401(k) Plan. (See 401(k) Plan below.) It is possible in the future under the amendment to the labor agreement, if certain conditions are met, that contributions may be made once again to a pension plan rather than to the 401(k) Plan.

During 2008, the pension plan provided Amron with documentation stating that the approximate cost to withdraw from the plan was $239,000. The settlement of the withdrawal liability is expected to occur during the first quarter of 2009. Moreover, should all participants in the plan withdraw within the next two years, some portion of the plan liability could be reallocated to AMTEC. If that were to occur, AMTEC might be assessed retroactively for an additional withdrawal charge. Therefore, the actual cost to withdraw cannot be determined.  The Company also agreed to make certain one-time payments to union employees and the Company 401(k) on their behalf totaling $109,000 during the first quarter of 2009. The Company has accrued for these liabilities, which are included in Accrued Liabilities on the Company’s consolidated balance sheet.

The Company's contributions to the union pension plan were $402,000, $362,000, and $296,000 during the years ended December 31, 2008, 2007, and 2006, respectively.

401(k) Plan: The Company sponsors a 401(k) retirement plan that covers substantially all employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from the treasury stock, including the Company's related cash dividends, totaled $517,000 in 2008, $475,000 in 2007, and $368,000 in 2006. In addition, the Company made cash contributions of $604,000 in 2008, $583,000 in 2007, and $552,000 in 2006 to the 401(k) Plan.

In addition, the Company will contribute amounts similar to those made to the union pension plan mentioned above to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary.

H.

INCOME TAXES:

The following table summarizes the provision for income taxes:

	(In thousands)
	2008	2007	2006
Current:
Federal	$20,213	$13,693	$11,396
State	2,205	3,140	1,961
	22,418	16,833	13,357
Deferred:
Federal	973	2,974	(727)
State	(23)	(223)	(211)
	950	2,751	(938)
Total tax provision	$23,368	$19,584	$12,419

The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
State tax	2.1%	3.3%	2.8%
Tax exempt interest and dividends	(2.0)%	(3.0)%	(3.8)%
Other	(0.5)%	(1.7)%	(3.2)%
Effective rate	34.6%	33.6%	30.8%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance for deferred tax assets was deemed necessary at December 31, 2008 and 2007 for certain state attribute carryforwards. The net increase in the valuation allowance during 2008 was $111,000. The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2008	2007
Deferred tax assets
Insurance (primarily product liability)	$2,080	$2,194
Goodwill	1,499	1,307
Environmental	1,083	1,116
State attribute carryforwards	870	746
Vacation	715	850
Customer claims	506	82
Other	444	1,452
Total deferred tax assets	$7,197	$7,747
Valuation allowance	(709)	(598)
Net deferred tax assets	$6,488	$7,149

Deferred tax liabilities
Depreciation	$(5,049)	$(4,745)
Other	(289)	-0-
Net deferred tax liabilities	$(5,338)	$(4,745)

Net deferred tax assets	$1,150	$2,404

The Company establishes tax reserves in accordance with FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (FIN No. 48), which was adopted at the beginning of 2007. The initial application of FIN No. 48 resulted in a net decrease to the Company’s consolidated accrued income tax reserve of $1,062,000, with an offsetting increase to retained earnings. As of December 31, 2008, the estimated value of the Company’s gross unrecognized tax benefits was $1,143,000 which, if recognized, would affect the Company’s effective income tax rate. The Company cannot estimate when the unrecognized tax benefits will be settled.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2008 and 2007:

	(In thousands)
	2008	2007
Balance at January 1	$551,000	$0
Balance upon adoption of FIN 48	0	538,000
Additions for tax positions taken related to the current year	106,000	0
Additions for tax positions taken related to prior years	486,000	13,000
Balance at December 31	$1,143,000	$551,000

It is the Company’s practice to include interest and penalties in tax expense. During the years ended December 31, 2008 and 2007, the Company accrued approximately $230,000 and $18,000 in interest, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states. The Company is currently under audit by the Internal Revenue Service for the tax years 2002 through 2006, as well as a single state for the same period. For all other states in which it does business, the Company is subject to state audit statutes.

I.

COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

J.

CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 11%, 11% and 15% of consolidated net sales for the years ended December 31, 2008, 2007 and 2006. In the Absorbent Products segment, one customer accounted for 12%, 12% and 14% of consolidated net sales for the years ended December 31, 2008, 2007 and 2006.

The Company sources most of its Housewares/Small Appliances from vendors in the Orient and as a result risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays. Should such problems or delays materialize, products might not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective. In addition, the Company's manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2008, 2007 and 2006. There is no similar provision applicable to the Chinese Yuan, which until 2005 had been tied to the U.S. Dollar, but which has since been allowed to float and has appreciated in value. To date, any material impact from the change in the value of the currency has been to the cost of products secured via purchase orders issued subsequent to the currency value change. Foreign translation gains/losses are immaterial to the financial statements for all years presented.

The Company's Defense Segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors. As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD. During 2008, 2007, and 2006, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, with the award of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.  Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control. The defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination. Materials used in the Defense segment are available from multiple sources.

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

Based on factors known as of December 31, 2008, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on and off site; however, should environmental agencies require additional studies, extended monitoring or remediation projects, it is possible that the existing accrual could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company. The Company’s environmental accrued liability on an undiscounted basis was $2,700,000 and $2,810,000 as of December 31, 2008 and 2007, respectively, and is included in accrued liabilities on the balance sheet.

Expected future payments for environmental matters are as follows:

(In Thousands)
Years Ending December 31:
2009	$360
2010	299
2011	288
2012	277
2013	266
Thereafter	1,210
$2,700

L.

BUSINESS ACQUISITION:

On January 30, 2006, the Company purchased certain assets of Amron, LLC, an Antigo, Wisconsin defense manufacturer of cartridge cases used in medium caliber (20-40mm) ammunition. The acquisition enhanced the Company's position as a viable competitive force in medium caliber ammunition programs of the U.S. Department of Army. The original purchase price was $24,000,000, consisting of a $16,000,000 payment at closing and an $8,000,000 earn-out amount, which was to be paid based upon certain earnings targets through December 31, 2010. Based on 2006 earnings, a $4,000,000 earn-out was accrued at December 31, 2006 and paid during the 1st quarter of 2007. On April 13, 2007, the Company reached an agreement with the seller, whereby the remaining $4,000,000 earnout obligation was settled by a payment of $2,400,000. Accordingly, the adjusted purchase price is $22,400,000. The accrued earn-out at December 31, 2006 was added to goodwill. Likewise, the earn-out settlement payment made during the second quarter of 2007 was also added to goodwill.

The acquisition was accounted for as a purchase with all assets recorded at fair market value. The excess of the purchase price over the net tangible assets has been recorded as goodwill and is included as part of the Company's defense products segment. The amounts allocated to goodwill are deductible for income tax purposes. Based upon the purchase price and fair value of the assets acquired, the following represents the allocation of the aggregate purchase price to the acquired net assets of Amron, LLC.

(in 000's)
Receivables	$224
Inventory	1,909
Prepaids	68
Fixed Assets	13,748
Goodwill	1,529
Total Assets Acquired	17,478
Less: Current Liabilities Assumed	(1,478)
Net Assets Acquired	16,000

The results of operations for the Company include those of Amron, LLC as of the date of closing. The following pro forma condensed consolidated results of operations have been prepared as if the acquisition of Amron had occurred as of January 1, 2006.

(unaudited)
(in thousands, except per share data)
2006
Net Revenues	$307,452
Net Income	28,022
Net Income per Share:
Basic	$4.10
Diluted	4.10
Weighted Average Shares Outstanding:
Basic	6,831
Diluted	6,831

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of January 1, 2006, nor are they necessarily indicative of the results that may occur in the future.

M.

DISPOSAL ACTIVITIES:

On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities in its Absorbent Products segment and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility. This consolidation, which began during the 4th quarter of 2006, was completed during the 1st quarter of 2007 and served to improve the segment's long-term manufacturing efficiencies. As a result of the consolidation, the Georgia facility has been closed. The Company issued a W.A.R.N. (Worker Adjustment and Retraining Notification) notice on October 9, 2006. The total cost of the relocation activities was $950,000, including $760,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees. During 2007, $320,000 was incurred for the disassembly, transportation, installation of machinery and equipment and other related costs, and $180,000 was incurred for one-time termination benefits to affected employees. Expenses related to the above disposal activities are included in Cost of Sales for 2007 and 2006. With the exception of one time termination benefits and capital expenditures related to the shut-down of the Georgia facility, costs were expensed as incurred, consistent with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as employee services were performed and other associated costs were incurred.

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

The Defense Segment was started in February 2001 with the acquisition of AMTEC Corporation which manufactures precision mechanical and electromechanical assemblies for the U.S. government and prime contractors. During 2005, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years. AMTEC's manufacturing plant is located in Janesville, Wisconsin. During 2003, this segment was expanded with the acquisition of Spectra Technologies LLC of East Camden, Arkansas. This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. government and prime contractors. The segment was further augmented with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin during 2006.This facility primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition. See Note L.

The Absorbent Product Segment was started on November 19, 2001 with the acquisition of certain assets from RMED International, Inc, forming Presto Absorbent Products, Inc. This company manufactures diapers and, starting in 2004, adult incontinence products at the Company's facilities in Eau Claire, Wisconsin. The products are sold to distributors and other absorbent product manufacturers. During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia, manufacturer of adult incontinence products and training pads for dogs. The Company has since decided to close the Georgia facility and consolidate the absorbent products manufacturing in the Eau Claire, Wisconsin facility. It no longer manufactures dog pads. See Note M.

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products		Total
Year ended December 31, 2008
External net sales	$136,814	$238,752	$72,661		$448,227
Gross profit (loss)	30,297	50,232	(315)		80,214
Operating profit (loss)	20,896	43,550	(1,165)		63,281
Total assets	218,783	106,837	40,263		365,883
Depreciation and amortization	792	3,211	4,791		8,794
Capital expenditures	788	2,603	979		4,370

Year ended December 31, 2007
External net sales	$131,267	$224,384	$65,065		$420,716
Gross profit	29,658	48,294	(1,597)		76,355
Operating profit	19,931	36,700	(2,671)		53,960
Total assets	223,115	103,653	47,908		374,676
Depreciation and amortization	790	2,729	4,966		8,485
Capital expenditures	916	4,821	487		6,224

Year ended December 31, 2006
External net sales	$124,455	$126,849	$53,377		$304,681
Gross profit	32,809	28,762	(5,228)		56,343
Operating profit	22,441	20,262	(6,673	) (1)	36,030
Total assets	213,032	80,043	51,901		344,976
Depreciation and amortization	812	2,007	5,072		7,891
Capital expenditures	1,314	18,627	1,078		21,019

———————

(1)

The operating profit reflects goodwill impairment of $500,000 in 2006, which is more fully described in Note A(8).

O.

OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities and equipment under noncancelable operating leases. Rent expense was approximately $1,133,000, $1,113,000, and $963,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Future minimum annual rental commitments are as follows:

Years ending December 31:	(In Thousands)
2009	$574
2010	482
2011	485
2012	470
2013	397
Thereafter	3,183
$5,591

P.

INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2008 and 2007:

	(In thousands)
Quarter	Net Sales	Gross Profit	Net Earnings	Earnings Per Share (basic)	Earnings Per Share (Diluted)
2008
First	$77,598	$13,391	$6,250	$0.91	$0.91
Second	111,072	18,771	9,582	1.40	1.40
Third	113,183	20,152	10,201	1.49	1.49
Fourth	146,374	27,900	18,150	2.65	2.65
Total	448,227	80,214	44,183	6.45	6.45

2007
First	81,070	12,314	5,021	0.73	0.73
Second	96,186	15,469	6,949	1.02	1.02
Third	99,492	18,429	8,712	1.27	1.27
Fourth	143,968	30,143	17,941	2.63	2.63
Total	420,716	76,355	38,623	5.65	5.65

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment. This segment builds inventory during the first three quarters to meet the sales demand of the fourth quarter. The other segments are typically non-seasonal.

Q.

LINE OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the third quarter. As of both December 31, 2008 and 2007, the line of credit limit was set at $10,000,000, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.

R.

SUBSEQUENT EVENT

On February 20, 2009, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra of $4.55. On March 13, 2009, a payment of $38,008,000 was made to the shareholders of record as of March 3, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the accompanying Schedule II, Valuation and Qualifying Accounts for the year ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note H to the financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and cash flows of National Presto Industries, Inc. for the year ended December 31, 2006.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Presto Industries, Inc. for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The supplementary information, Schedule II - Valuation and Qualifying Accounts, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Virchow, Krause & Company, LLP

Minneapolis, Minnesota

August 23, 2007

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

	(In thousands)
Column A	Column B	Column C	Column D	Column E
	Balance at			Balance at
	Beginning			End
Description	of Period	Additions (A)	Deductions (B)	of Period
Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2008	$703	$253	$476	$480
Year ended December 31, 2007	$703	$2	$2	$703
Year ended December 31, 2006	$480	$417	$194	$703

———————

Notes:

(A)

Amounts charged (credited) to selling and general expenses

 (B)

Principally bad debts written off, net of recoveries

(In thousands)
Column A	Column B	Column C	Column D	Column E
	Balance at			Balance at
	Beginning			End
Description	of Period	Additions	Deductions	of Period
Valuation allowance for deferred tax assets
Year ended December 31, 2008	$598	$111	$––	$709
Year ended December 31, 2007	$––	$598	$––	$598
Year ended December 31, 2006	$––	$––	$––	$––