Form 10-Q
period 2009-04-05
NATIONAL PRESTO INDUSTRIES INC
filed 2009-05-15
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 5, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

There were 6,854,663 shares of the Issuer's Common Stock outstanding as of May 3, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 5, 2009 and December 31, 2008
(Unaudited)
(Dollars in thousands)

	2009		2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$19,347		$24,692

Marketable securities		129,507		121,217

Accounts receivable, net		50,921		75,594

Inventories:
Finished goods	$26,944		$30,222

Work in process	38,458		33,976

Raw materials	7,428	72,830	7,522	71,720

Deferred tax assets		4,442		4,539

Other current assets		1,433		1,754

Total current assets		278,480		299,516

PROPERTY, PLANT AND EQUIPMENT	94,723		93,998

Less allowance for depreciation	41,435	53,288	39,266	54,732

GOODWILL		11,485		11,485

OTHER ASSETS		––		150

		$343,253		$365,883

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 5, 2009 and December 31, 2008

(Unaudited)

(Dollars in thousands)

	2009		2008
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$37,159		$32,325

Federal and state income taxes		4,148		4,217

Accrued liabilities		14,588		15,347

Total current liabilities		55,895		51,889

DEFERRED INCOME TAXES		3,389		3,389
COMMITMENTS AND CONTINGENCIES		––		––

STOCKHOLDERS' EQUITY

Common stock, $1 par value: Authorized: 12,000,000 shares Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,872		1,735

Retained earnings	292,208		319,362

Accumulated other comprehensive income	717		536

	302,238		329,074

Treasury stock, at cost	18,269		18,469

Total stockholders' equity		283,969		310,605

		$343,253		$365,883

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended April 5, 2009 and March 30, 2008
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	2009	2008
Net sales	$107,926	$77,145

Cost of sales	88,268	64,207

Gross profit	19,658	12,938

Selling and general expenses	4,081	4,178

Operating profit	15,577	8,760

Other income	1,109	1,370

Earnings before provision for income taxes	16,686	10,130

Income tax provision	5,832	3,880

Net earnings	$10,854	$6,250

Weighted average shares outstanding:
Basic	6,849	6,840
Diluted	6,849	6,840

Net earnings per share:
Basic	$1.58	$0.91
Diluted	$1.58	$0.91

Cash dividends declared and paid per common share	$5.55	$4.25

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 5, 2009 and March 30, 2008
(Unaudited)
(Dollars in thousands)

	2009	2008
Cash flows from operating activities:
Net earnings	$10,854	$6,250
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	2,170	2,163
Other	21	600
Changes in:
Accounts receivable	24,673	38,619
Inventories	(1,110)	(10,845)
Other current assets	321	288
Accounts payable and accrued liabilities	4,075	(20,915)
Federal and state income taxes	(69)	(3,220)
Net cash provided by operating activities	40,935	12,940

Cash flows from investing activities:
Marketable securities purchased	(30,189)	(45,754)
Marketable securities - maturities and sales	22,400	44,227
Acquisition of property, plant and equipment	(726)	(1,069)
Net cash used in investing activities	(8,515)	(2,596)

Cash flows from financing activities:
Dividends paid	(38,008)	(29,067)
Other	243	190
Net cash used in financing activities	(37,765)	(28,877)

Net decrease in cash and cash equivalents	(5,345)	(18,533)
Cash and cash equivalents at beginning of period	24,692	26,715
Cash and cash equivalents at end of period	$19,347	$8,182

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited)

NOTE A – EARNINGS PER SHARE

The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

NOTE B – RECLASSIFICATIONS

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s financial statement presentation. These reclassifications did not affect net earnings or stockholders’ equity as previously reported.

NOTE C – BUSINESS SEGMENTS

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

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Quarter ended April 5, 2009
External net sales	$24,120	$65,171	$18,635	$107,926
Gross profit (loss)	3,870	15,047	741	19,658
Operating profit (loss)	1,829	13,269	479	15,577
Total assets	199,282	106,864	37,107	343,253
Depreciation	213	870	1,087	2,170
Capital expenditures	249	359	118	726

Quarter ended March 30, 2008
External net sales	$19,373	$42,894	$14,878	$77,145
Gross profit (loss)	3,854	8,935	149	12,938
Operating profit (loss)	1,744	7,151	(135)	8,760
Total assets	183,747	99,609	45,384	328,740
Depreciation	196	757	1,210	2,163
Capital expenditures	111	945	13	1,069

NOTE D - CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

The Company has classified all marketable securities as available-for-sale, which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Highly liquid, tax-exempt variable rate demand notes with put options exercisable in three months or less are classified as marketable securities.

At April 5, 2009 and December 31, 2008, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the table below. Fair values are determined using significant other observable inputs (Level 2, as defined by Statement of Financial Accounting Standards No. 157, Fair Value Measurements), which include quoted prices in markets that are not active, quoted prices of similar securities, or other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 5, 2009
Tax-exempt	$ 128,404	$129,507	$1,121	$18
Government
Bonds

December 31, 2008
Tax-exempt	$ 120,392	$121,217	$ 833	$ 8
Government
Bonds

Proceeds from sales of marketable securities totaled $22,400,000 for the quarter ended April 5, 2009. There were no gross gains or losses related to sales of marketable securities during the same period. Net unrealized gains are reported as a separate component of accumulated other comprehensive income and were gains of $278,000 before taxes for the quarter ended April 5, 2009. No unrealized gains were reclassified out of accumulated other comprehensive income during the same period.

The contractual maturities of the marketable securities held at April 5, 2009 are as follows: $39,372,000 within one year; $48,350,000 beyond one year to five years; $14,433,000 beyond five years to ten years, and $27,352,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE E – COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $717,000 of accumulated comprehensive income at April 5, 2009 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $11,035,000 and $6,476,000 for the three-month periods ended April 5, 2009 and March 30, 2008, respectively.

NOTE G – ADOPTION OF NEW ACCOUNTING STANDARDS

FASB 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 requires companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In

February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157's fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The Company adopted SFAS 157 for certain nonfinancial assets and liabilities as of January 1, 2009. The financial assets of the Company are primarily comprised of cash equivalents, whose fair value was measured using Level 1 observable inputs, and marketable securities, whose fair value was measured using Level 2 observable inputs. The adoption of SFAS 157 did not have a material impact on the Company's consolidated financial position or results of operations.

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

FASB 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("FAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company does not have any noncontrolling interests and, accordingly, the adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB 161

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” to enhance disclosures about an entity’s derivative and hedging activities and improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (a) how and why derivatives instruments are used, (b) how derivative instruments are accounted for, and (c) how derivative instruments affect the entities’ financial position, financial performance and cash flows. These disclosures better convey the purpose of derivative use in terms of the risks that the entity is intending to manage by requiring fair value disclosures in a tabular format, providing more information about an entity’s liquidity and requiring cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not hold the applicable derivative instruments and therefore the adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement became effective November 15, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial statements or related disclosures.

NOTE H – PENSION PLAN

Prior to the end of 2008, the Company contributed to a union-sponsored, multi-employer pension plan on behalf of union employees of the Amron division of its AMTEC subsidiary in accordance with the applicable union labor agreement. In December 2008, the union membership voted in favor of a withdrawal from the plan, and an amendment was made to the labor agreement authorizing the withdrawal. In December 2008, the Company permanently ceased to be obligated to contribute to the multi-employer pension plan, and instead agreed to contribute to a Company 401(k) Plan. It is possible in the future under the amendment to the labor agreement, if certain conditions are met, that contributions may be made once again to a pension plan rather than to the 401(k) Plan.

In a letter dated March 30, 2009, the pension plan provided Amron with documentation stating that the cost to withdraw from the plan was $238,509. The Company has accrued for this liability, which is included in Accrued Liabilities on the Company’s consolidated balance sheet. In April 2009, a payment representing the settlement of the withdrawal liability was made in the same amount. However, should all participants in the plan withdraw within the next two years, some portion of the plan liability could be reallocated to AMTEC. If that were to occur, AMTEC might be assessed retroactively for an additional withdrawal charge.

The foregoing information for the periods ended April 5, 2009, and March 30, 2008, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2008 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2008 annual report on Form 10-K. Interim results for the period are not indicative of those for the year.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2008 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 19, 2009, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues; work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts, failure of subcontractors or vendors to perform as required by contract; and the efficient start-up and utilization of capital equipment investments. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge.

Comparison of First Quarter 2009 and 2008

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended April 5, 2009 and March 30, 2008.

On a consolidated basis, sales increased by $30,781,000 (40%), gross margins increased by $6,720,000 (52%), selling and general expense decreased by $97,000 (2%), and other income decreased by $261,000 (19%). Earnings before the provision for income taxes increased by $6,556,000 (65%), as did net earnings by $4,604,000 (74%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased by $4,747,000 from $19,373,000 to $24,120,000, or 25%, 59% of which was attributable to an increase in units shipped, with the remaining increase attributable to price increases. Defense net sales increased by $22,277,000 from $42,894,000 to $65,171,000, or 52%, stemming primarily from an increase in sales related to the US Department of the Army 40mm Systems program. Absorbent products net sales increased by $3,757,000 from $14,878,000 to $18,635,000, or 25%, stemming from an increase in unit shipments, 14% of which was offset by price decreases.

Housewares/small appliance gross profits were essentially flat, increasing by $16,000 from $3,854,000 (20%) in the prior quarter to $3,870,000 (16%) in the current quarter. The decrease in gross profit percentage primarily reflected increased product costs. Defense gross profits increased $6,112,000 from $8,935,000 (21%) from the prior year's quarter to $15,047,000 (23%). The dollar increase reflected the sales increase noted above, while the percent increase related to a more favorable product mix. Absorbent products gross profits were $741,000 in the current quarter versus $149,000 in the prior period, a favorable change of $592,000, primarily reflecting decreased commodity costs, augmented by higher production levels/improved efficiency.

Selling and general expenses for all three business segments were essentially unchanged.

The above items were responsible for the change in operating profit.

Other income decreased $261,000, due primarily to lower interest income resulting from decreased yields on a decreased level of investments, reflecting the use of more funds to support operations.

Earnings before provision for income taxes increased $6,556,000 from $10,130,000 to $16,686,000. The provision for income taxes increased from $3,880,000 to $5,832,000, which resulted in an effective income tax rate decrease from 38% to 35%, reflecting the increase in the FIN 48 tax reserve made in the prior period that was not repeated in the current period, which was only partially offset by an increase in earnings subject to income tax. Net earnings increased $4,604,000 from $6,250,000 to $10,854,000, or 74%.

Liquidity and Capital Resources

Net cash provided by operating activities was $40,935,000 and $12,940,000 for the three months ended April 5, 2009 and March 30, 2008, respectively. The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the current quarter were: net earnings of $10,854,000 and lower accounts receivable levels stemming from cash collections on customer sales. Of particular note during the prior quarter were: net earnings of $6,250,000, lower accounts receivable levels stemming from cash collections on customer sales, higher inventory levels in the Defense segment related to the inability to bill several lots of ammunition that were produced to specifications and accepted, but subsequently placed on hold, and lower payable levels in the Defense segment.

Net cash used by investing activities during the first three months of 2009 was $8,515,000, as compared to $2,596,000 used during the first three months of 2008. The change in investing activity cash flow is attributable to the increased net purchases of marketable securities stemming from increased cash provided by operating activities.

Cash flows from financing activities for the first three months of 2009 and 2008 primarily differed as a result of the $1.30 per share increase in the extra dividend paid during those periods.

Working capital decreased by $25,042,000 to $222,585,000 at April 5, 2009, for the reasons stated above. The Company's current ratio was 5.0 to 1.0 at April 5, 2009, as compared to 5.8 to 1.0 at December 31, 2008.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first quarter of 2009 were lower than those in the first quarter of the preceding year, reflecting the seven federal funds rate reductions made during 2008. The lower yields, combined with the reduction in the Company’s investment holdings, served to decrease interest income. There can be no assurance that interest rates will not continue to decline. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

New Accounting Pronouncements

Please refer to Note G in the Notes to the Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company's consolidated financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB Statement No. 95, the company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.2 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, i.e., instruments whose value changes in response to changes in underlying variables. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2009 and 2008. There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar, and has since appreciated dramatically. Further appreciation of the RMB vis-à-vis the U.S. Dollar is not expected to have any material impact on existing orders.

ITEM 4.

CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 5, 2009. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended April 5, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

See Note E in the Notes to Consolidated Financial Statements set forth under Part I - Item 1 above.

ITEM 2.

UNREGISTERED SALES Of EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases or sales of securities during the quarter ended April 5, 2009.

ITEM 6.

EXHIBITS

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 10.1	1988 Stock Option Plan - incorporated by reference from Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
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

NATIONAL PRESTO INDUSTRIES, INC.

Date: May 15, 2009	/S/ M. J. COHEN
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