Form 10-Q
period 2009-07-05
NATIONAL PRESTO INDUSTRIES INC
filed 2009-08-13
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 5, 2009

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

715-839-2121

(Registrant's telephone number, including area code)

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

There were 6,855,846 shares of the Issuer's Common Stock outstanding as of August 2, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 5, 2009 and December 31, 2008

(Unaudited)

(Dollars in thousands)

	2009		2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$23,204		$24,692
Marketable securities		112,186		121,217
Accounts receivable, net		56,510		75,594
Inventories:
Finished goods	$32,083		$30,222
Work in process	39,650		33,976
Raw materials	17,415	89,148	7,522	71,720
Deferred tax assets		4,544		4,539
Other current assets		1,225		1,754
Total current assets		286,817		299,516

PROPERTY, PLANT AND EQUIPMENT	94,367		93,998
Less allowance for depreciation	42,236	52,131	39,266	54,732

GOODWILL		11,485		11,485
OTHER ASSETS		––		150
		$350,433		$365,883
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$33,862		$32,325
Federal and state income taxes		681		4,217
Accrued liabilities		15,287		15,347
Total current liabilities		49,830		51,889

DEFERRED INCOME TAXES		3,389		3,389
COMMITMENTS AND CONTINGENCIES		––		––

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	1,925		1,735
Retained earnings	305,554		319,362
Accumulated other comprehensive income	526		536
	315,446		329,074
Treasury stock, at cost	18,232		18,469
Total stockholders' equity		297,214		310,605
		$350,433		$365,883

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months and Six Months Ended July 5, 2009 and June 29, 2008

(Unaudited)

(In thousands except per share data)	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Net sales	$103,161	$110,002	$211,087	$187,147

Cost of sales	78,797	92,301	167,065	156,508

Gross profit	24,364	17,701	44,022	30,639

Selling and general expenses	4,887	4,059	8,968	8,237

Operating profit	19,477	13,642	35,054	22,402

Other income	876	933	1,985	2,303

Earnings before provision for income taxes	20,353	14,575	37,039	24,705

Income tax provision	7,007	4,993	12,839	8,873

Net earnings	$13,346	$9,582	$24,200	$15,832

Weighted average shares outstanding:
Basic	6,855	6,845	6,852	6,842
Diluted	6,855	6,845	6,852	6,842

Net earnings per share:
Basic	$1.95	$1.40	$3.53	$2.31
Diluted	$1.95	$1.40	$3.53	$2.31

Cash dividends declared and paid per common share	$––	$––	$5.55	$4.25

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended July 5, 2009 and June 29, 2008

(Unaudited)

(Dollars in thousands)

	2009	2008
Cash flows from operating activities:
Net earnings	$24,200	$15,832
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Provision for depreciation	4,373	4,354
Other	406	694
Changes in:
Accounts receivable	19,084	26,560
Inventories	(17,428)	(9,466)
Other current assets	529	(279)
Accounts payable and accrued liabilities	1,477	(22,488)
Federal and state income taxes	(3,536)	(5,310)
Net cash provided by operating activities	29,105	9,897

Cash flows from investing activities:
Marketable securities purchased	(39,665)	(65,642)
Marketable securities - maturities and sales	48,904	78,753
Acquisition of property, plant and equipment	(2,133)	(2,510)
Sale of property, plant and equipment	66	––
Net cash provided by investing activities	7,172	10,601

Cash flows from financing activities:
Dividends paid	(38,008)	(29,067)
Other	243	190
Net cash used in financing activities	(37,765)	(28,877)

Net decrease in cash and cash equivalents	(1,488)	(8,379)
Cash and cash equivalents at beginning of period	24,692	26,715
Cash and cash equivalents at end of period	$23,204	$18,336

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

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Quarter ended July 5, 2009
External net sales	$24,586	$59,645	$18,930	$103,161
Gross profit	6,478	15,121	2,765	24,364
Operating profit	3,798	13,472	2,207	19,477
Total assets	207,426	106,895	36,112	350,433
Depreciation	227	888	1,088	2,203
Capital expenditures	240	925	242	1,407

Quarter ended June 29, 2008
External net sales	$23,331	$68,650	$18,021	$110,002
Gross profit (loss)	3,458	14,450	(207)	17,701
Operating profit (loss)	1,224	12,909	(491)	13,642
Total assets	184,299	105,822	44,501	334,622
Depreciation	192	784	1,215	2,191
Capital expenditures	98	593	750	1,441

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Six Months ended July 5, 2009
External net sales	$48,706	$124,816	$37,565	$211,087
Gross profit	10,348	30,168	3,506	44,022
Operating profit	5,627	26,741	2,686	35,054
Total assets	207,426	106,895	36,112	350,433
Depreciation	440	1,758	2,175	4,373
Capital expenditures	489	1,284	360	2,133

Six Months ended June 29, 2008
External net sales	$42,704	$111,544	$32,899	$187,147
Gross profit (loss)	7,312	23,385	(58)	30,639
Operating profit (loss)	2,968	20,060	(626)	22,402
Total assets	184,299	105,822	44,501	334,622
Depreciation	388	1,541	2,425	4,354
Capital expenditures	209	1,538	763	2,510

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

At July 5, 2009 and December 31, 2008, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the table below. Fair values are determined using significant other observable inputs (Level 2, as defined by Statement of Financial Accounting Standards No. 157, Fair Value Measurements), which include quoted prices in markets that are not active, quoted prices of similar securities, or other inputs that are observable.

(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 5, 2009
Tax-exempt
Government
Bonds	$111,376	$112,186	$832	$22

December 31, 2008
Tax-exempt
Government
Bonds	$120,392	$121,217	$833	$8

The Company considers the declines in market value of its marketable securities to be temporary in nature. The unrealized losses on the Company’s marketable securities, which are insignificant in relation to total marketable securities, were caused primarily by changes in market interest rates. The Company typically invests in highly-rated securities with the objective of minimizing the potential risk of principal loss. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three- and six-month periods ended July 5, 2009 and June 29, 2008, the Company did not recognize any impairment charges on outstanding securities. As of July 5, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

Proceeds from sales of marketable securities totaled $26,504,000 and $48,904,000 for the three and six month periods ended July 5, 2009, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income and were gains (losses) of ($294,000) and ($16,000) before taxes for the three and six month periods ended July 5, 2009, respectively. No unrealized gains were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 5, 2009 are as follows: $30,998,000 within one year; $51,123,000 beyond one year to five years; $7,831,000 beyond five years to ten years, and $22,234,000 beyond ten years. All of the instruments in the beyond five year ranges, as well as a limited number of instruments in the shorter maturity ranges, are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE E – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $526,000 of accumulated comprehensive income at July 5, 2009 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $13,155,000 and $9,451,000 for the three-month periods ended July 5, 2009 and June 29, 2008, respectively, $24,190,000 and 15,927,000 for the six-month periods ended July 5, 2009 and June 29, 2008, respectively.

NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

NOTE H – ADOPTION OF NEW ACCOUNTING STANDARDS

FSP FAS 107-1 and APB 28-1

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 170-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 during the first quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 during the first quarter of 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not result in a cumulative effect adjustment and did not have a significant impact on the Company’s consolidated financial statements.

FASB 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) Business Combinations ("SFAS 141(R)"). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its current consolidated financial position and results of operations. However, depending upon the size, nature and complexity of future acquisition transactions, the adoption of SFAS 141(R) could materially impact the Company’s consolidated financial statements.

FSP FAS 141(R)-1

In April 2009, the FASB issued FSP No. FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP 141(R)-1 to have a material impact on its current consolidated financial position and results of operations. However, depending upon the size, nature and complexity of future acquisition transactions, the adoption of FSP 141(R)-1 could materially impact the Company’s consolidated financial statements.

FASB 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 requires companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157,

which delayed for one year the applicability of SFAS 157's fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The Company adopted SFAS 157 for certain nonfinancial assets and liabilities as of January 1, 2009. The financial assets of the Company are primarily comprised of cash equivalents, whose fair value was measured using Level 1 observable inputs, and marketable securities, whose fair value was measured using Level 2 observable inputs. The adoption of SFAS 157 did not have a material impact on the Company's consolidated financial position or results of operations.

FSP FAS 157-3

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements.

FSP FAS 157-4

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 during the first quarter of 2009. The adoption of FSP FAS 157-4 did not have a significant impact on the Company’s consolidated financial statements.

FASB 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company does not have any noncontrolling interests and, accordingly, the adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (“SFAS” 161”) to enhance disclosures about an entity’s derivative and hedging activities and improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (a) how and why derivatives instruments are used, (b) how derivative instruments are accounted for, and (c) how derivative instruments affect the entities’ financial position, financial performance and cash flows. These disclosures better convey the purpose of derivative use in terms of the risks that the entity is intending to manage by requiring fair value disclosures in a tabular format, providing more information about an entity’s liquidity and requiring cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not hold the applicable derivative instruments and therefore the adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The company adopted SFAS 165 during the second quarter of 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

FASB 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 will have a material effect on the Company’s consolidated financial statements or related disclosures.

NOTE I – PENSION PLAN

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

In a letter dated March 30, 2009, the pension plan provided Amron with documentation stating that the cost to withdraw from the plan was $238,509. In April 2009, a payment representing the settlement of the withdrawal liability was made in the same amount. However, should all participants in the plan withdraw within the next two years, some portion of the plan liability could be reallocated to AMTEC. If that were to occur, AMTEC might be assessed retroactively for an additional withdrawal charge. The amount of a potential additional withdrawal charge, if any, cannot be currently estimated.

NOTE J – SUBSEQUENT EVENTS

On July 31, 2009, the term of the contract between the Company and the Absorbent Products segment’s major customer expired. The Company is continuing its program to diversify its customer base. Discussions with the major customer are also ongoing.

The Company has evaluated events occurring after the balance sheet date through August 13, 2009, the date the financial statements were issued, to ensure appropriate disclosure of events recognized in the financial statements as of the balance sheet date and events that occurred subsequent to the balance sheet date but were not recognized in the financial statements.

The foregoing information for the periods ended July 5, 2009, and June 29, 2008, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2008 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2008 annual report on Form 10-K. Interim results for the period are not indicative of those for the year.

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

Comparison of Second Quarter 2009 and 2008

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended July 5, 2009 and June 29, 2008.

On a consolidated basis, sales decreased by $6,841,000 (6%), gross margins increased by $6,663,000 (38%), selling and general expense increased by $828,000 (20%), and other income decreased by $57,000 (6%). Earnings before the provision for income taxes increased by $5,778,000 (40%), as did net earnings by $3,764,000 (39%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased by $1,255,000 from $23,331,000 to $24,586,000, or 5%, as a result of higher unit prices secured in second quarter 2009 versus those in effect during the comparable prior year quarter, offset in part (20%) by a decrease in units shipped due in largest part to promotional timing differences between the two quarters. Defense net sales decreased by $9,005,000 from $68,650,000 to $59,645,000, or 13%, stemming primarily from a decrease in sales related to the US Department of the Army 40mm Systems program. Absorbent products net sales increased by $909,000 from $18,021,000 to $18,930,000, or 5%, approximately 40% of which stemmed from an increase in unit shipments, with the balance attributable to a one-time negotiated adjustment.

Housewares/small appliance gross profits increased $3,020,000 from $3,458,000 (15% of sales) to $6,478,000 (26% of sales), or 87%, reflecting reductions in commodity costs, augmented by the increased sales mentioned above. Defense gross profits increased $671,000 from $14,450,000 (21%) from the prior year's quarter to $15,121,000 (25%) stemming from an improved mix of products shipped. Absorbent products gross profits were $2,765,000 in the current quarter versus a loss of $207,000 in the prior period, a favorable change of $2,972,000, primarily reflecting decreased commodity costs, augmented by higher production levels/improved efficiency.

Selling and general expenses for the Housewares/small appliance segment increased $446,000, primarily reflecting increased employee health care costs. Defense selling and general expenses were essentially flat. Absorbent selling and general expenses increased $274,000, reflecting losses on the write-off of equipment that was no longer used for operations.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $5,778,000 from $14,575,000 to $20,353,000. The provision for income taxes increased from $4,993,000 to $7,007,000, resulting in an effective income tax rate of 34% for both periods. Net earnings increased $3,764,000 from $9,582,000 to $13,346,000, or 39%.

Comparison of First Six Months 2009 and 2008

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments” for data on the financial results of the Company’s three business segments for the Six Months ended July 5, 2009 and June 29, 2008.

On a consolidated basis, sales increased by $23,940,000 (13%), gross margins increased by $13,383,000 (44%), selling and general expense increased by $731,000 (9%), and other income decreased by $318,000 (14%). Earnings before the provision for income taxes increased by $12,334,000 (50%), as did net earnings by $8,368,000 (53%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased by $6,002,000 from $42,704,000 to $48,706,000, or 14%, 44% of which was attributable to an increase in units shipped, with the remaining increase attributable to higher unit prices secured in the first half of 2009 versus those in effect during the comparable prior year period. Defense net sales increased by $13,272,000 from $111,544,000 to $124,816,000, or 12%, stemming primarily from an increase in sales related to the US Department of the Army 40mm Systems program. Absorbent products net sales increased by $4,666,000 from $32,899,000 to $37,565,000, or 14%, stemming primarily from an increase in unit shipments.

Housewares/small appliance gross profits increased $3,036,000 from $7,312,000 (17% of sales) to $10,348,000 (21% of sales), or 42%, reflecting lower commodity costs, augmented by the increased sales mentioned above. Defense gross profits increased $6,783,000 from $23,385,000 (21%) from the prior year's quarter to $30,168,000 (24%). The dollar increase reflected the sales increase noted above, while the percent increase related to a more favorable mix of product shipped. Absorbent products gross profits were $3,506,000 in the current quarter versus a loss of $58,000 in the prior period, a favorable change of $3,564,000, primarily reflecting decreased commodity costs, augmented by higher production levels/improved efficiency.

Selling and general expenses for the Housewares/small appliance segment increased $377,000, primarily reflecting increased employee health care costs. Defense selling and general expenses were essentially flat. Absorbent selling and general expenses increased $252,000, reflecting losses on the write-off of equipment that was no longer used for operations.

The above items were responsible for the change in operating profit.

Other income decreased $318,000, due primarily to lower interest income resulting from decreased yields which were offset in most part by an increased level of investments.

Earnings before provision for income taxes increased $12,334,000 from $24,705,000 to $37,039,000. The provision for income taxes increased from $8,873,000 to $12,839,000, which resulted in an effective income tax rate decrease from 36% to 35%, reflecting the increase in the FIN 48 tax reserve made in the prior period that was not repeated in the current period. Net earnings increased $8,368,000 from $15,832,000 to $24,200,000, or 53%.

Liquidity and Capital Resources

Net cash provided by operating activities was $29,105,000 and $9,897,000 for the six months ended July 5, 2009 and June 29, 2008, respectively. The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2009 were net earnings of $24,200,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, which were partially offset by an increase in inventory levels. Of particular note during the first six months of 2008 were net earnings of $15,832,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, offset by an increase in inventory levels and a decrease in payable levels in the Defense segment.

Net cash provided by investing activities during the first six months of 2009 was $7,172,000, as compared to $10,601,000 provided during the first six months of 2008.  The change in investing activity cash flow is attributable to a decrease in net maturities and sales of marketable securities.  Effectively, fewer marketable security sales were required in 2009 to fund the increased dividend paid, reflecting the increase in cash provided by operating activities.

Cash flows from financing activities for the first six months of 2009 and 2008 primarily differed as a result of the $1.30 per share increase in the extra dividend paid during those periods.

Working capital decreased by $10,639,000 to $236,988,000 at July 5, 2009, for the reasons stated above. The Company's current ratio was 5.8 to 1.0 at both July 5, 2009 and December 31, 2008.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first six months of 2009 were lower than those in the first six months of the preceding year, reflecting the seven federal funds rate reductions made during 2008. The lower yields, which were offset in most part by an increase in the Company’s investment holdings, served to decrease interest income. There can be no assurance that interest rates will not continue to decline. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

New Accounting Pronouncements

Please refer to Note H in the Notes to the Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company's consolidated financial statements.

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

ITEM 4.

CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of July 5, 2009. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended July 5, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

See Note E in the Notes to Consolidated Financial Statements set forth under Part I - Item 1 above.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases or sales of securities during the quarter ended July 5, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on May 19, 2009, at which the election of one director, Maryjo Cohen was submitted for a vote. Ms. Cohen was elected and received the following votes: “For”: 6,491,522; “Against”: 0; “Abstain”: 80,634; “Withheld”: 652; and “Broker Non-Votes”: 69,228.

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

NATIONAL PRESTO INDUSTRIES, INC.

Date: August 13, 2009	/S/ M. J. COHEN
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