Form 10-Q
period 2009-09-30
NATIONAL PRESTO INDUSTRIES INC
filed 2009-11-12
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 4, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____ to _____

———————

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

———————

Wisconsin	1-2451	39-0494170
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

3925 North Hastings Way

Eau Claire, Wisconsin    54703-3703

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

Yes ☐  No ☑

There were 6,856,727 shares of the Issuer's Common Stock outstanding as of November 1, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 4, 2009 and December 31, 2008

(Unaudited)

(Dollars in thousands)

	2009		2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$28,971		$24,692
Marketable securities		103,488		121,217
Accounts receivable, net		68,246		75,594

Inventories:
Finished goods	$45,558		$30,222
Work in process	37,892		33,976
Raw materials	17,985	101,435	7,522	71,720

Deferred tax assets		4,527		4,539
Other current assets		778		1,754
Total current assets		307,445		299,516

PROPERTY, PLANT AND EQUIPMENT	94,721		93,998

Less allowance for depreciation	44,366	50,355	39,266	54,732

GOODWILL		11,485		11,485
OTHER ASSETS		—		150
		$369,285		$365,883

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 4, 2009 and December 31, 2008

(Unaudited)

(Dollars in thousands)

	2009		2008
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$32,207		$32,325
Federal and state income taxes		3,825		4,217
Accrued liabilities		15,837		15,347
Total current liabilities		51,869		51,889

DEFERRED INCOME TAXES		3,389		3,389

COMMITMENTS AND CONTINGENCIES		—		—

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	1,974		1,735
Retained earnings	322,259		319,362
Accumulated other comprehensive income	558		536

	332,232		329,074

Treasury stock, at cost	18,205		18,469
Total stockholders' equity		314,027		310,605
		$369,285		$365,883

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three Months and Nine Months Ended October 4, 2009 and September 28, 2008

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Net sales	$116,392	$111,973	$327,479	$299,120
Cost of sales	87,448	93,031	254,513	249,539
Gross profit	28,944	18,942	72,966	49,581
Selling and general expenses	4,400	4,080	13,368	12,317
Operating profit	24,544	14,862	59,598	37,264
Other income	749	966	2,734	3,269
Earnings before provision for income taxes	25,293	15,828	62,332	40,533
Income tax provision	8,588	5,627	21,427	14,500
Net earnings	$16,705	$10,201	$40,905	$26,033

Weighted average shares outstanding:
Basic	6,856	6,846	6,853	6,844
Diluted	6,856	6,846	6,853	6,844

Net earnings per share:
Basic	$2.44	$1.49	$5.97	$3.80
Diluted	$2.44	$1.49	$5.97	$3.80
Cash dividends declared and paid per common share	$—	$—	$5.55	$4.25

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended October 4, 2009 and September 28, 2008

(Unaudited)

(Dollars in thousands)

	2009	2008
Cash flows from operating activities:
Net earnings	$40,905	$26,033
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Provision for depreciation	6,537	6,584
Other	477	832
Changes in:
Accounts receivable	7,348	18,784
Inventories	(29,715)	(20,236)
Other current assets	976	677
Accounts payable and accrued liabilities	372	(19,224)
Federal and state income taxes	(392)	(4,424)
Net cash provided by operating activities	26,508	9,026

Cash flows from investing activities:
Marketable securities purchased	(47,246)	(92,324)
Marketable securities - maturities and sales	65,232	93,458
Acquisition of property, plant and equipment	(2,522)	(3,664)
Sale of property, plant and equipment	72	2
Net cash provided by (used in) investing activities	15,536	(2,528)

Cash flows from financing activities:
Dividends paid	(38,008)	(29,067)
Other	243	190
Net cash used in financing activities	(37,765)	(28,877)

Net increase (decrease) in cash and cash equivalents	4,279	(22,379)
Cash and cash equivalents at beginning of period	24,692	26,715
Cash and cash equivalents at end of period	$28,971	$4,336

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended October 4, 2009
External net sales	$36,065	$61,566	$18,761	$116,392
Gross profit	10,664	15,256	3,024	28,944
Operating profit	8,485	13,426	2,633	24,544
Total assets	228,688	105,470	35,127	369,285
Depreciation	240	898	1,026	2,164
Capital expenditures	315	(76)	150	389

Quarter ended September 28, 2008
External net sales	$29,919	$61,664	$20,390	$111,973
Gross profit (loss)	5,942	13,381	(381)	18,942
Operating profit (loss)	3,668	11,843	(649)	14,862
Total assets	199,472	103,952	45,506	348,930
Depreciation	192	815	1,223	2,230
Capital expenditures	161	784	209	1,154

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Nine Months ended October 4, 2009
External net sales	$84,771	$186,382	$56,326	$327,479
Gross profit	21,012	45,424	6,530	72,966
Operating profit	14,112	40,167	5,319	59,598
Total assets	228,688	105,470	35,127	369,285
Depreciation	680	2,656	3,201	6,537
Capital expenditures	804	1,208	510	2,522

Nine Months ended September 28, 2008
External net sales	$72,623	$173,208	$53,289	$299,120
Gross profit (loss)	13,254	36,766	(439)	49,581
Operating profit (loss)	6,636	31,903	(1,275)	37,264
Total assets	199,472	103,952	45,506	348,930
Depreciation	580	2,356	3,648	6,584
Capital expenditures	370	2,322	972	3,664

NOTE D - CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds. The Company deposits its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits. Money market funds are reported at fair value determined using quoted prices in active markets for identical securities (Level 1, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures).

The Company has classified all marketable securities as available-for-sale, which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Highly liquid, tax-exempt variable rate demand notes with put options exercisable in three months or less are classified as marketable securities.

At October 4, 2009 and December 31, 2008, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the table below. Fair values are determined using significant other observable inputs (Level 2, as defined by FASB ASC 820, Fair Value Measurements and Disclosures), which include quoted prices in markets that are not active, quoted prices of similar securities, or other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
October 4, 2009
Tax-exempt
Government
Bonds	$102,629	$103,488	$860	$1

December 31, 2008
Tax-exempt
Government
Bonds	$120,392	$121,217	$833	$8

The Company considers the declines in market value of its marketable securities shown in the column headed “Gross Unrealized Losses” to be temporary in nature. The unrealized losses on the Company’s marketable securities, which are insignificant in relation to total marketable securities, were caused primarily by changes in market interest rates. The Company typically invests in highly-rated securities with the objective of minimizing the potential risk of principal loss. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine month periods ended October 4, 2009 and September 28, 2008, the Company did not recognize any impairment charges on outstanding securities. As of October 4, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

Proceeds from sales of marketable securities totaled $16,328,000 and $65,232,000 for the three and nine month periods ended October 4, 2009, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income and were gains of $50,000 and $34,000 before taxes for the three and nine month periods ended October 4, 2009, respectively. No unrealized gains were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at October 4, 2009 are as follows: $28,315,000 within one year; $45,913,000 beyond one year to five years; $7,831,000 beyond five years to ten years, and $21,429,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE E – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $558,000 of accumulated comprehensive income at October 4, 2009 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $16,737,000 and $10,049,000 for the three month periods ended October 4, 2009 and September 28, 2008, respectively, and $40,927,000 and $25,976,000 for the nine month periods ended October 4, 2009 and September 28, 2008, respectively.

NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

NOTE H – ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall with respect to the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability). ASU 2009-05 is effective for the first interim or annual period beginning after its issuance. The Company does not expect the adoption of ASU 2009-5 will have a material effect on its consolidated financial statements or related disclosures.

In June 2009, the FASB issued ASU No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on - Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 defines the FASB Accounting Standards Codification, which was launched on July 1, 2009, as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure and also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the Codification. The adoption of ASU 2009-1 did not have a material effect on the Company’s consolidated financial statements or related disclosures.

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 requires that the purchase method be used for all business combinations, defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. ASC 805 also requires that acquisition-related costs be recognized separately from the acquisition. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial position and results of operations. However, depending upon the size, nature and complexity of future acquisition transactions, the adoption of ASC 805 could materially impact the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805-20-25-18A through 20B, which amends and clarifies ASC 805 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20-25-18A through 20B is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20-25-18A through 20B did not have a material impact on the Company’s consolidated financial position and results of operations. However, depending upon the size, nature and complexity of future acquisition transactions, the adoption of ASC 805-20-25-18A through 20B could materially impact the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 810, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company does not have any noncontrolling interests, and, accordingly, the adoption of ASC 810 did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued ASC 815, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, to enhance disclosures about an entity’s derivative and hedging activities and improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (a) how and why derivatives instruments are used, (b) how derivative instruments are accounted for, and (c) how derivative instruments affect the entities’ financial position, financial performance and cash flows. These disclosures better convey the purpose of derivative use in terms of the risks that the entity is intending to manage by requiring fair value disclosures in a tabular format, providing more information about an entity’s liquidity and requiring cross-referencing within the footnotes. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not hold the applicable derivative instruments and therefore the adoption of ASC 815 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with ASC 855, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The company adopted ASC 855 during the second quarter of 2009. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued a new standard now codified in ASC 820, Fair Value Measurements and Disclosures (formerly Statement No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). ASC 820 requires companies to provide additional disclosures based on that hierarchy. ASC 820 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of ASC 820’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted ASC 820 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The Company adopted ASC 820 for certain nonfinancial assets and liabilities as of January 1, 2009. The financial assets of the Company are primarily comprised of cash equivalents, whose fair value was measured using Level 1 observable inputs, and marketable securities, whose fair value was measured using Level 2 observable inputs. The adoption of ASC 820 did not have a material impact on the Company's consolidated financial position or results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, codified in ASC 820, which clarifies the application of ASC 820 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. This pronouncement is effective for all periods presented in accordance with ASC 820, the adoption of which did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820, Fair Value Measurements and Disclosures, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this pronouncement during the first quarter of 2009, which did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320, Investments – Debt and Equity Securities. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This pronouncement amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this pronouncement during the first quarter of 2009, which did not result in a cumulative effect adjustment and did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825, Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This pronouncement also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this pronouncement during the first quarter of 2009, which did not have a significant impact on the Company’s consolidated financial statements.

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

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated events occurring after the balance sheet date through November 13, 2009, the date the financial statements were issued, to ensure appropriate disclosure of events recognized in the financial statements as of the balance sheet date and events that occurred subsequent to the balance sheet date but were not recognized in the financial statements.

The foregoing information for the periods ended October 4, 2009, and September 28, 2008, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2008 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2008 annual report on Form 10-K. Interim results for the period are not indicative of those for the year.

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

Comparison of Third Quarter 2009 and 2008

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments” for data on the financial results of the Company’s three business segments for the Quarters ended October 4, 2009 and September 28, 2008.

On a consolidated basis, sales increased by $4,419,000 (4%), gross margins increased by $10,002,000 (53%), selling and general expense increased by $320,000 (8%), and other income decreased by $217,000 (23%). Earnings before the provision for income taxes increased by $9,465,000 (60%), as did net earnings by $6,504,000 (64%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased by $6,146,000 from $29,919,000 to $36,065,000, or 21%, as a result of an increase in unit shipments. Defense net sales were relatively flat, decreasing by $98,000 from $61,664,000 to $61,566,000. Absorbent products net sales decreased by $1,629,000 from $20,390,000 to $18,761,000, or 8%, which stemmed primarily from a decrease in unit shipments.

Housewares/small appliance gross profits increased $4,722,000 from $5,942,000 (20% of sales) to $10,664,000 (30% of sales), or 80%, approximately one quarter of which reflected the sales mentioned above, with the remaining increase attributable to reductions in commodity and freight costs. Defense gross profits increased $1,875,000 from $13,381,000 (22% of sales) from the prior year's quarter to $15,256,000 (25% of sales), stemming from an improved mix of products shipped. Absorbent products gross profits were $3,024,000 in the current quarter versus a loss of $381,000 in the prior period, a favorable change of $3,405,000, primarily reflecting decreased commodity costs, augmented by higher production levels/improved efficiency.

Selling and general expenses for the Housewares/small appliance segment were essentially flat. Defense selling and general expenses increased $292,000, reflecting increased staffing related primarily to the growth of the segment’s LAP (Load, Assemble, and Pack) business. Absorbent selling and general expenses increased $123,000, reflecting increased staffing necessary to support the segment’s program to further diversify its customer base.

The above items were responsible for the change in operating profit.

Other income decreased $217,000, due primarily to lower interest income resulting from decreased yields which were offset in most part by an increased level of investments.

Earnings before provision for income taxes increased $9,465,000 from $15,828,000 to $25,293,000. The provision for income taxes increased from $5,627,000 to $8,588,000, which resulted in an effective income tax rate decrease from 36% to 34%, primarily reflecting a decrease in the estimated effective income tax rate, partially offset by an increase in earnings subject to tax. Net earnings increased $6,504,000 from $10,201,000 to $16,705,000, or 64%.

Comparison of First Nine Months 2009 and 2008

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments” for data on the financial results of the Company’s three business segments for the Nine Months ended October 4, 2009 and September 28, 2008.

On a consolidated basis, sales increased by $28,359,000 (10%), gross margins increased by $23,385,000 (47%), selling and general expense increased by $1,051,000 (9%), and other income decreased by $535,000 (16%). Earnings before the provision for income taxes increased by $21,799,000 (54%), as did net earnings by $14,872,000 (57%). Details concerning these changes can be found in the comments by segment below.

Housewares/small appliance net sales increased by $12,148,000 from $72,623,000 to $84,771,000, or 17%, 68% of which was attributable to an increase in units shipped, with the remaining increase attributable to higher unit prices secured in the first six months of 2009 versus those in effect during the comparable prior year period. Defense net sales increased by $13,174,000 from $173,208,000 to $186,382,000, or 8%, 42% of which stemmed from an increase in sales related to the US Department of the Army 40mm Systems program, with the balance attributable to an increase in shipments of other products. Absorbent products net sales increased by $3,037,000 from $53,289,000 to $56,326,000, or 6%, stemming primarily from an increase in unit shipments.

Housewares/small appliance gross profits increased $7,758,000 from $13,254,000 (18% of sales) to $21,012,000 (25% of sales), or 59%, 71% of which reflected lower commodity and freight costs, with the remaining increase attributable to the increased sales mentioned above. Defense gross profits increased $8,658,000 from $36,766,000 (21% of sales) from the prior year's period to $45,424,000 (24% of sales). One third of the increase reflected the sales increase noted above, with the remaining two thirds attributable to a more favorable mix of product shipments. Absorbent products gross profits were $6,530,000 in the current period versus a loss of $439,000 in the prior period, a favorable change of $6,969,000, primarily reflecting decreased commodity costs, augmented by higher production levels/improved efficiency.

Selling and general expenses for the Housewares/small appliance segment increased $282,000, reflecting, in largest part, partly offsetting adjustments to health and accident and self insurance accruals. Defense selling and general expenses increased $394,000, reflecting increased staffing related primarily to the growth of the segment’s LAP (Load, Assemble, and Pack) business. Absorbent selling and general expenses increased $375,000, primarily reflecting losses on the write-off of equipment that was no longer used for operations.

The above items were responsible for the change in operating profit.

Other income decreased $535,000, due primarily to lower interest income resulting from decreased yields which were offset in most part by an increased level of investments.

Earnings before provision for income taxes increased $21,799,000 from $40,533,000 to $62,332,000. The provision for income taxes increased from $14,500,000 to $21,427,000, which resulted in an effective income tax rate decrease from 36% to 34%, reflecting a decrease in the estimated effective income tax rate and the increase in the FIN 48 tax reserve made in the prior period that was not repeated in the current period, both of which were partially offset by an increase in earnings subject to tax. Net earnings increased $14,872,000 from $26,033,000 to $40,905,000, or 57%.

Liquidity and Capital Resources

Net cash provided by operating activities was $26,508,000 and $9,026,000 for the nine months ended October 4, 2009 and September 28, 2008, respectively. The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2009 were net earnings of $40,905,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in inventory levels. Of particular note during the first nine months of 2008 were net earnings of $26,033,000 and a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in inventory levels and a decrease in payable levels.

Net cash provided by investing activities during the first nine months of 2009 was $15,536,000, as compared to $2,528,000 used during the first nine months of 2008. The change in investing activity cash flow is attributable to an increase in net maturities and sales of marketable securities. Effectively, fewer sales were required in 2009 to fund the increased dividend paid, reflecting the increase in cash provided by operating activities. Additionally, fewer purchases were made in 2009 as the yields on available marketable securities were relatively unattractive when compared to yields in the previous year.

Cash flows from financing activities for the first nine months of 2009 and 2008 primarily differed as a result of the $1.30 per share increase in the extra dividend paid during those periods.

Working capital increased by $7,949,000 to $255,576,000 at October 4, 2009 for the reasons stated above. The Company's current ratio was 5.9 to 1.0 at October 4, 2009 and 5.8 to 1.0 at December 31, 2008.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions as well as continue to make capital investments in these segments if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first nine months of 2009 were lower than those in the first nine months of the preceding year, reflecting the seven federal funds rate reductions made during 2008. The lower yields, which were offset in most part by an increase in the Company’s investment holdings, served to decrease interest income. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents include money market funds. Based on the accounting profession’s interpretation of cash equivalents in FASB ASC Topic 230, Statement of Cash Flows, the company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.2 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4.

CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of October 4, 2009. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended October 4, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

See Note E in the Notes to Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases or sales of securities during the quarter ended October 4, 2009.

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

NATIONAL PRESTO INDUSTRIES, INC.

/s/ M.J. COHEN
M.J. Cohen, Chair of the Board, Chief Executive Officer, President (Principal Executive Officer)

/s/ R. LIEBLE
R. Lieble, Director, Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, Secretary

Date: November 13, 2009

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