Form 10-K
period 2009-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2010-03-16
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0494170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3925 North Hastings WayEau Claire, Wisconsin	54703-3703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (715) 839-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$1.00 par value common stock	New York Stock Exchange

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorted period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the
Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $515,902,412.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 4, 2010 was 6,857,540.

The Registrant has incorporated in Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2010 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

A.    DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company" or “National Presto”) consists of three business segments.  For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note M to the Consolidated Financial Statements.  The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances.  The Defense Products segment manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases, and performs Load, Assemble and Pack (LAP) operations on ordnance related products primarily for the U.S. government and prime contractors.  The Absorbent Products segment manufactures and sells primarily private label adult incontinent products and diapers.

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

For the year ended December 31, 2009, approximately 16% of consolidated net sales were provided by cast products (griddles, waffle makers, hamburger cookers and die cast deep fryers, skillets, and multi-cookers), and approximately 14% by noncast/thermal appliances (stamped cookers and canners, stainless steel cookers, pizza ovens, corn poppers [hot air and microwave], coffeemakers, microwave bacon cookers, tea kettles, electric stainless steel appliances, non-die cast fryers, and heaters).  For the year ended December 31, 2008, approximately 16% of consolidated net sales were provided by cast products, and approximately 14% by noncast/thermal appliances.  For the year ended December 31, 2007, approximately 16% of consolidated net sales were provided by cast products, and approximately 14% by noncast/thermal appliances.

For the years ended December 31, 2009, 2008, and 2007, this segment had one customer which accounted for 10% or more of Company consolidated net sales.  That customer was Wal-Mart Stores, Inc. which accounted for 11% of consolidated net sales in 2009, 2008, and 2007.  The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

Products are sold directly to retailers throughout the United States and Canada and also through independent distributors.  Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them.  The loss of, or material reduction in, business from any of the Company's major customers could adversely affect the Company's business.  Most housewares and electrical appliances are sourced from vendors in the Orient.  (See Note I to the Consolidated Financial Statements).

The Company has a sales force of 11 employees that sell to and service most customers.  A few selected accounts are handled by manufacturers' representatives who may also sell other product lines.  Sales promotional activities are conducted through the use of newspaper advertising and television.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

Research and development costs related to new product development for the years 2009, 2008, and 2007 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

The Company invests funds not currently required for business activities (see Note A(5) to the Consolidated Financial Statements).  Income from invested funds is included in Other Income in the accompanying consolidated financial statements.

Earnings from investments may vary significantly from year to year depending on interest yields on instruments meeting the Company's investment criteria, and the extent to which funds may be needed for internal growth, acquisitions, newly identified business activities, and reacquisition of Company stock.

2. Defense Products Segment

AMTEC Corporation was acquired on February 24, 2001, and manufactures precision mechanical and electro-mechanical products for the U.S. Department of Defense (DOD) and DOD prime contractors.  AMTEC’s 72,000 square-foot manufacturing facility, located in Janesville, Wisconsin, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators).  It also is a prime contractor for the 40mm System program described more fully below.  Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors.  Spectra maintains 309,000 square feet of space located in East Camden, Arkansas, dedicated primarily to the performance of Load, Assemble, and Pack (LAP) type work and during 2008 completed a facility which enabled it to begin performance in 2008 of the LAP work for the 40mm systems program referenced below.  Amron, a division of AMTEC, holds the assets that were purchased from Amron, LLC on January 30, 2006.  It manufactures cartridge cases used in medium caliber (20-40 mm) ammunition primarily for the DOD and DOD prime contractors, which include cartridge cases used in the 40mm systems program referenced below.  The Amron manufacturing facility is 179,000 square-feet and is located in Antigo, Wisconsin.  For further information regarding the asset acquisition, see Note K to the Consolidated Financial Statements.

The Defense Products segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price.  This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 29, 2005, AMTEC Corporation was awarded the high-volume, prime contract for the Army’s five year 40mm systems program.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for a period of five years.  The Army estimated the total for the two contract awards, if all of the options were fully exercised, to be $1.3 billion.  AMTEC projects that its deliveries to the Army over the five year period will exceed $664,000,000.  Deliveries under the systems program were $149,000,000 during 2009.  On February 18, 2010, the Army awarded AMTEC a contract for a five year period.  AMTEC received 60% of the initial contract, valued at $33.7 million, with the remaining 40% awarded to another contractor.  The actual annual and cumulative dollar volume with the Army over the five year period as a result of the award, will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense.

During 2009, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which, in the case of the original contract, applied to only two materials – steel and aluminum.  The defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.

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

During the fourth quarter of 2006, in order to enhance the absorbent segment’s long-term manufacturing efficiencies, the Company decided to consolidate its adult incontinence production capabilities and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility.  In addition, the Company made a decision to discontinue the manufacture of dog pads, a business which did not fit the long-term Absorbent Segment strategy.  This transition was largely completed by the end of the first quarter of 2007.  See Note L to the Consolidated Financial Statements.

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

The absorbent product industry is a very competitive, high volume-low margin business.  There are several competitors, most of which are larger than this segment of the Company.  Product competition is largely based on product pricing, quality, and features.

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

For the years ended December 31, 2008 and 2007, this segment had one customer, Medline Industries Holdings LP, which accounted for 12% and 13%, respectively, of consolidated net sales.  The loss of Medline Industries Holdings LP as a customer would have a material adverse effect on the segment.  On July 31, 2009, the term of the contract with Medline expired.  Subsequently, the Company entered into a two year private label manufacturing agreement, which provides a framework for the ongoing relationship with Medline.  The Company also has implemented a program to further diversify its Absorbent Products customer base.

The segment, which enjoyed its first truly profitable year in 2009, has been experiencing capacity constraints and has received Board authorization for a $30 million expansion.  To date, it has ordered one machine, which is slated to be installed in the Eau Claire, Wisconsin facility.

B.   OTHER COMMENTS

1. Sources and Availability of Materials
See Note I to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses
Patents, particularly on new products, trademarks and know-how are considered significant.  The Company's current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress).  Removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights.  The Company has dozens of U.S. and foreign patents pending and granted.  Of those U.S. patents granted, the following is a non-exclusive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents):  Quick Release Appliance Cord Assemblies (US 6,719,576 and 6,527,570, December 2022 and October 2021, respectively), Rotatable Cooking Apparatus (US 6,125,740 and 6,354,194, March 2019), Food Processor (5,680,997, October 2014), Microwave Corn Popper Device and Methods (5,397,879, November 2013), Heater (D456,500, April 2016), and Parabolic Heater (D456,067, April 2016).  To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.  The Defense and Absorbent Products segments do not currently hold patents, trademarks, and licenses which would be deemed significant to their respective operations.

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

Based on factors known as of December 31, 2009, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company
As of December 31, 2009, the Company had 1,060 employees compared to 996 employees at the end of December 2008.  The increase was in largest part due to an increase in LAP type work done at the Defense segment’s Spectra facility.

Approximately 246 employees of Amron are members of the United Steel Workers union.  The contract between Amron and the union is effective through March 30, 2010.

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

The contract backlog of the Defense segment was approximately $274,000,000, $265,000,000, and $230,000,000 at December 31, 2009, 2008, and 2007, respectively, net of intercompany sales.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be performed during a 12 to 14-month period, after December 31, 2009.

Shipment of Absorbent Products typically occurs within 15 to 30 days from receipt of an order and thus there is usually no substantial long term backlog of orders.

C.    DISPOSAL ACTIVITIES

See Note L to the Consolidated Financial Statements.

D.    ACQUISITIONS

See Note K to the Consolidated Financial Statements.

E.    AVAILABLE INFORMATION

The Company has a web site at www.gopresto.com.  The contents of the Company's web site are not part of, nor are they incorporated by reference into this annual report.

The Company does make available on its web site its annual reports on Form 10-K or 10-K/A.  It does not provide its quarterly reports on Form 10-Q, current reports on Form 8-K, or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on its web site.  These reports are already readily available to the public on the SEC web site at www.sec.gov, and can be located with ease using the link provided on the Company’s web site.   The Company also does provide paper copies of its annual report free of charge upon request.

ITEM 1A. RISK FACTORS

The Company’s three business segments described above are all subject to a number of risk factors, the occurrence of any one or more of which could have a significant adverse impact on the business, financial condition, or results of operations of the Company as a whole.

Housewares/Small Appliance Segment:

Increases in the costs for raw materials, energy, transportation and other necessary supplies could adversely affect the results of the Company’s operations.

The Company’s suppliers purchase significant amounts of metals, plastics, and energy to manufacture its products.  Also, the cost of fuel has a major impact on transportation costs.  Any increased costs that cannot be fully absorbed or passed along in the form of price increases to the retail customer can have a material adverse impact on the Company’s operating results.

Reliance on third-party suppliers in Asia makes this segment vulnerable to supply interruptions and foreign business risks.

The majority of the Housewares/Small Appliance products are manufactured by a handful of third-party suppliers in Asia, primarily in the People’s Republic of China.  The Company’s ability to continue to select and develop relationships with reliable vendors who provide timely deliveries of quality parts and products will impact its success in meeting customer demand.  Most products are procured on a “purchase order” basis.  As a result, it may be subject to unexpected changes in pricing or supply of products.  In addition, the current worldwide economic downturn may affect the financial condition of its vendors. There is no assurance that it could quickly or effectively replace any of its vendors if the need arose.  Any significant failure to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply may disrupt customer relationships and have a material adverse effect on the Company’s business.

In addition, international manufacturing is subject to significant risks, including, among others, labor unrest, adverse social, political and economic conditions, interruptions in international shipments, tariffs and other trade barriers, legal and regulatory constraints and fluctuations in currency exchange rates. Although China currently enjoys “most favored nation” trading status with the United States, the U.S. government has in the past proposed to revoke that status and to impose higher tariffs on products imported from China, which could have a material adverse effect on the Company’s business.

The Housewares/Small Appliance segment is dependent on key customers, and any significant decline in business from one or more of its key customers could adversely affect the segment’s operating results.

Wal-Mart has accounted for more than 10% of consolidated net sales in each of the last 3 fiscal years.  Although the Company has a long-established relationship with this customer, it does not have any long-term supply agreement or guaranty of minimum purchases.  As a result, the customer may fail to place planned orders, change planned quantities or delay purchases for reasons beyond its control.  Similarly, the loss of or material reduction in, business from any of this segment’s other key customers could prove detrimental to the segment’s operating results.

The sales for this segment are highly seasonal and dependent upon the United States retail markets and consumer spending.

Traditionally, this segment has recognized a substantial portion of its sales during the Holiday selling season.  Any downturn in the general economy or a shift in consumer spending away from its housewares/small appliances could adversely affect sales and operating results.

The Company may not be successful in developing and introducing new and improved consumer products.

The development and introduction of new housewares/small appliance products is very important to the Company’s long-term success.  The ability to develop new products is affected by, among other things, whether the Company can develop and fund technological innovations and successfully anticipate consumer needs and preferences, as well as the intellectual property rights of others.  The introduction of new products may require substantial expenditures for advertising and marketing to gain marketplace recognition or to license intellectual property. There is no guarantee that it will be aware of all relevant intellectual property in the industry and may be subject to claims of infringement, which could preclude it from producing and selling a product. Likewise, there is no guarantee that the Company will be successful in developing products necessary to compete effectively in the industry or that it will be successful in advertising, marketing and selling any new products.

Product recalls or lawsuits relating to defective products could have an adverse effect on the Company.

As distributors of consumer products in the United States, the Company is subject to the Consumer Products Safety Act, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous.  Under certain circumstances, the U.S. Consumer Products Safety Commission could require the Company to repair, replace or refund the purchase price of one or more of its products, or it may voluntarily do so. Any repurchase or recall of products could be costly and damage the Company’s reputation, as well as subject it to a sizable penalty that the Commission is empowered to impose.  If the Company removed products from the market, its reputation or brands could be tarnished and it might have large quantities of finished products that could not be sold.

The Company could also face exposure to product liability claims if one of its products were alleged to have caused property damage, bodily injury or other adverse effects. It is self-insured to specified levels of those claims and maintains product liability insurance for claims above the self-insured levels. The Company may not be able to maintain such insurance on acceptable terms, if at all, in the future.  In addition, product liability claims may exceed the amount of insurance coverage.  Moreover, many states do not allow insurance companies to provide coverage of punitive damages, in the event such damages are imposed.  Additionally, the Company does not maintain product recall insurance.  As a result, product recalls or product liability claims could have a material adverse effect on the Company’s business, results of operations and financial condition.

The housewares /small appliance industry continues to consolidate, which could ultimately impede the Company’s ability to secure product placement at key customers.

Over the past decade, the housewares/small appliance industry has undergone significant consolidation and, as a result, the industry primarily consists of a limited number of larger companies.  Larger companies do enjoy a competitive advantage in terms of the ability to offer a larger assortment of product to any one customer.  As a result, the Company may find it more difficult or lose the ability to place its products with its customers.

Defense Segment:

The Company relies primarily on sales to U.S. Government entities, and the loss of a significant contract or contracts could have a material adverse effect on its results of operations.

As the Company’s sales in the Defense segment are primarily to the U.S. Government and its prime contractors, it depends heavily on the contracts underlying these programs.  The loss or significant reduction of a major program in which the Company participates could have a material adverse effect on the results of operations.

In April 2005, AMTEC Corporation was selected as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for the Army’s five year 40mm systems program.  AMTEC projects that its deliveries to the Army over the five-year period will exceed $664,000,000.  Deliveries under the systems program were $149,000,000 during 2009.  In February 2010 the Army awarded AMTEC a new contract for an additional five-year period. As in the original contract, AMTEC and one other prime contractor will be responsible for supplying all of the requirements for the 40mm family of ammunition rounds.  The actual annual and cumulative dollar volume with the Army will be dependent on military requirements and funding.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in the Defense segment sales and earnings.

Government contracts are primarily dependent upon the U.S. defense budget.  During recent years, the Company’s sales have been augmented by increased defense spending, including supplemental appropriations for operations in Iraq and Afghanistan.  However, future defense budgets could be negatively affected by several factors, including U.S. Government budget deficits, administration priorities, U.S. national security strategies, a change in spending priorities, and the cost of the U.S. military operations in Iraq, Afghanistan and other parts of the world.  Any significant decline or redirection of U.S. military expenditures could result in a decrease to the Company’s sales and earnings.

U.S. Government contracts are also dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year.  As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years.  In addition, most U.S. Government contracts are subject to modification if funding is changed.  Any failure by Congress to appropriate additional funds to any program in which the Company participates, or any contract modification as a result of funding changes, could materially delay or terminate the program.  This could have a material adverse effect on the results of the Company’s operations.

The Company may not be able to react to increases in its costs due to the nature of its U.S. government contracts.

Substantially all of the Company’s U.S. government contracts are being performed on fixed-price basis.  Under fixed-price contracts, the Company agrees to perform the work for a fixed price, subject to limited escalation provisions on specified raw materials.  Thus it bears the risk that any increases or unexpected costs may reduce profits or potentially cause losses on the contract, which could have a material adverse effect on results of operations and financial condition.  That risk is potentially compounded by the political actions under consideration by federal and state governments, including climate change legislation, which could have an impact if enacted or promulgated on the availability of affordable labor, energy and ultimately, materials, as the effects of the legislation ripple throughout the economy. In addition, products are accepted by test firing samples from a production lot.  Lots typically constitute a sizable amount of product.  Should a sample not fire as required by the specifications, the cost to rework or scrap the entire lot could be substantial.

The Company’s U.S. government contracts are subject to terminations.

All of the Company’s U.S. government contracts can be terminated by the U.S. Government either for its convenience or if the Company defaults by failing to perform under the contract.  Performance failure can occur from a myriad of factors, which include late shipments due to the inability to secure requisite raw materials or components or strikes or other labor unrest, equipment failures or quality issues which result in products that do not meet specifications, etc.  Termination for convenience provisions provide only for recovery of costs incurred and profit on the work completed prior to termination.  Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.  If a termination provision is exercised, it could have a material adverse effect on the Company’s business, results of operations and financial condition.

Failure of the Company’s subcontractors to perform their contractual obligations could materially and adversely impact contract performance.

Key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.  Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  There is a risk that the Company may have disputes with its subcontractors, including disputes regarding the quality and timeliness of work performed by subcontractors.  A failure by one or more of the Company’s subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact the Company’s ability to perform its obligations as the prime contractor.

Absorbent Products Segment:

The Absorbent Products segment is dependent on key customers, and any significant decline in business from one or more of its key customers could adversely affect the segment’s operating results.

One customer, Medline Industries, Inc., has accounted for more than 10% of consolidated net sales in two of the last 3 years.  In September of 2009, the Company entered a two-year private label manufacturing agreement with Medline.  The agreement provides a framework for an ongoing relationship between the parties.  The loss of this customer, as well as the loss of other key customers, could have a material adverse effect on the segment’s results of operations and financial condition.

Increases in costs for raw materials, transportation, energy and other supplies could adversely affect the results of its operations.

At times, the Company has experienced significant increases in its raw material, transportation, energy, and other supply costs primarily due to limited global supply and increased demand.  Any increased costs that cannot be fully absorbed or passed along in the form of price increases to its customers could adversely affect earnings.  Global economic conditions, supplier capacity constraints and other factors could affect the availability of, or prices for, those raw materials.  The risk is further compounded by the political actions under consideration by federal and state governments, including climate change legislation, which could have an impact if enacted or promulgated on the availability of affordable labor, energy, and ultimately, materials, as the effects of the legislation ripple throughout the economy.

The Company may not be successful in developing and introducing new and improved absorbent products.

The development and introduction of new absorbent products is very important to long-term success.  The ability to develop new products is affected by, among other things, whether the Company can develop and fund technological innovations and successfully anticipate consumer needs and preferences.  The introduction of new products may require substantial expenditures for advertising and marketing to gain marketplace recognition or to license intellectual property. There is no guarantee that it will be aware of all relevant intellectual property in the industry and may be subject to claims of infringement, which could preclude it from producing and selling a product. Likewise, there is no guarantee that the Company will be successful in developing products necessary to compete effectively in the industry or that it will be successful in advertising, marketing and selling new products it develops.

The inability to operate the Company’s manufacturing facility at or near full capacity could adversely affect the result of operations.

The Absorbent Products segment is a very capital-intensive business, utilizing high cost, high-speed equipment.  Since the segment operates in a market that is highly competitive with relatively low margins, it is essential to operate near full capacity to achieve high efficiencies and profitable financial results.

Acquisition Risks:

The Company may pursue acquisitions of new product lines or businesses.  It may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, it may not be able to complete the acquisition on commercially acceptable terms. Even if the Company is able to consummate an acquisition, the transaction would present many risks, including, among others: failing to achieve anticipated benefits or cost savings; difficulty incorporating and integrating the acquired technologies, services or products; coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; diversion of management’s attention from other business concerns; being exposed to unanticipated or contingent liabilities or incurring the impairment of goodwill; the loss of key employees, customers, or distribution partners; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If the Company does not achieve the anticipated benefits of its acquisitions as rapidly or to the extent anticipated by management, or if others do not perceive the same benefits of the acquisition as the Company does, there could be a material, adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES (OWNED EXCEPT WHERE INDICATED)

The Company's Eau Claire facility is approximately 470,000 square feet.  Presto Absorbent Products, Inc. leases approximately 328,000 square feet of this area.  The Company's corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin and East Camden, Arkansas and two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment.

The Janesville, Wisconsin facility is comprised of approximately 72,000 square feet and the Antigo, Wisconsin facility is comprised of approximately 179,000 square feet. The East Camden, Arkansas operation leases approximately 309,000 square feet.

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

ITEM 3.  LEGAL PROCEEDINGS

See Note H to the Consolidated Financial Statements.

See Item 1-B-3 of this Form 10-K and Note J to the Consolidated Financial Statements for information regarding certain environmental matters.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2009			2008
	Applicable	Market Price		Applicable	Market Price
	Dividends Paid			Dividends Paid
	per Share	High	Low	Per Share	High	Low

First Quarter	$5.55	$80.95	$46.60	$4.25	$59.57	$46.00
Second Quarter	-	85.50	60.17	-	68.54	48.60
Third Quarter	-	87.99	72.33	-	80.59	59.97
Fourth Quarter	-	111.85	84.26	-	78.91	44.95

Full Year	$5.55	$111.85	$46.60	$4.25	$80.59	$44.95

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 4, 2010, there were 362 holders of record of the Company’s common stock.  This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2009, the Company did not purchase any of its equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2009	2008	2007	2006	2005
Net sales	$478,468	$448,253	$421,287	$304,587	$184,759

Net earnings	$62,576	$44,183	$38,623	$27,960	$16,417

Net earnings per share - Basic	$9.13	$6.45	$5.65	$4.09	$2.41
Net earnings per share - Diluted	$9.13	$6.45	$5.65	$4.09	$2.40

Total assets	$402,405	$365,883	$374,676	$344,976	$307,415

Dividends paid per common share applicable to current year
Regular	$1.00	$1.00	$0.95	$0.92	$0.92
Special	4.55	3.25	2.85	1.20	0.75
Total	$5.55	$4.25	$3.80	$2.12	$1.67

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2009 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 18, 2010, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues; work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts; failure of subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge.

2009 COMPARED TO 2008

Readers are directed to Note M, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2009 and 2008.

On a consolidated basis, sales increased by $30,215,000 (7%), gross margins increased by $29,852,000 (37%), and selling and general expense increased by $1,786,000 (11%).  Other income, principally interest, decreased by $1,220,000, while earnings before provision for income taxes increased by $26,846,000 (40%), and net earnings increased by $18,393,000 (42%).  Details concerning these changes can be found in the comments by segment found below.

Housewares/Small Appliances net sales increased $13,176,000 from $136,840,000 to $150,016,000, or 10%, approximately 78% of which was attributable to an increase in units shipped, with the remaining increase attributable to an increase in prices.  Defense net sales increased by $15,037,000, from $238,752,000 to $253,789,000, or 6%, which was largely attributable to an increase in shipments.  Absorbent Products net sales increased by $2,002,000 from $72,661,000 to $74,663,000, or 3%, approximately 42% of which stemmed from an increase in unit shipments, with the balance primarily attributable to a one-time negotiated adjustment.

Housewares/Small Appliance gross profit increased $10,013,000 from $30,323,000 (22% of sales) in 2008 to $40,336,000 (27% of sales) in 2009, 71% of which reflected lower commodity and freight costs, with the remaining increase attributable to the increased sales mentioned above.  A sizable portion ($2,082,000) of the reduced commodity and freight costs is reflected in the change in the LIFO reserve.  Defense gross profit dollars increased $11,634,000 from $50,232,000 to $61,866,000, while the gross profit percentage increased from 21% to 24%.  One fourth of the increase reflected the sales increase noted above, with the balance largely attributable to a more favorable mix of product shipments.  Absorbent products gross profit was $7,890,000 in 2009 versus a negative $315,000 in 2008, an improvement of $8,205,000, primarily reflecting decreased commodity costs, augmented by higher production levels/improved efficiency and the one-time negotiated adjustment mentioned above.  As the year closed, it was apparent that commodity and freight costs were rising.  Further increases are anticipated during the upcoming year, in particular the second half of the period.  Effects of the increases are expected to have a deleterious impact on all three business segments, but in particular Housewares/Small Appliance and Absorbent Products.

Selling and general expenses for the Housewares/Small Appliance segment increased $619,000 from the prior year’s levels, reflecting, in largest part, an increase in employee compensation and benefit costs.  Defense segment selling and general expenses increased $361,000, primarily reflecting an increase in compensation of $599,000 commensurate with the continued growth of the segment, partly offset by the absence of the prior year’s provision of $348,000 for the Amron division’s withdrawal from a multi-employer pension plan.  (See Note F to the Consolidated Financial Statements.)  Selling and general expenses for the Absorbent Products segment increased $806,000, primarily reflecting increased compensation of $230,000 related to an augmented sales force and losses of $294,000 on the write-off of equipment that was no longer used for operations.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $26,846,000 from $67,551,000 to $94,397,000.  The provision for income taxes increased from $23,368,000 to $31,821,000, which resulted in an effective income tax rate decrease from 35% to 34% reflecting, in largest part, both a decrease in the ratio of tax exempt earnings to taxable earnings, as well as a decrease in actual tax exempt earnings incident to reduced yields.  Net earnings increased $18,393,000 from $44,183,000 to $62,576,000.

2008 COMPARED TO 2007

Readers are directed to Note M to the Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2008 and 2007.

On a consolidated basis, sales increased by $26,966,000 (6%), gross margins increased by $3,314,000 (4%), and selling and general expense decreased by $6,007,000 (26%).  Other income, principally interest, increased by $23,000, while earnings before provision for income taxes increased by $9,344,000 (16%), and net earnings increased by $5,560,000 (14%).  Details concerning these changes can be found in the comments by segment found below.

Housewares/Small Appliances net sales increased $5,002,000 from $131,838,000 to $136,840,000, or 4%, primarily resulting from an increase in prices which had a positive effect of $10,668,000, offset by a reduction in units shipped.  Defense net sales increased by $14,368,000, from $224,384,000 to $238,752,000, or 6%, attributable to an increase in shipments.  Absorbent Products net sales increased by $7,596,000 from $65,065,000 to $72,661,000, or 12%, which stemmed primarily from an increase in unit shipments.

Housewares/Small Appliance gross profit increased a nominal $94,000 from $30,229,000 (23% of sales) in 2007 to $30,323,000 (22% of sales) in 2008, reflecting cost increases of product purchased from China that virtually offset the benefit of the price increases referenced above. The majority of the Segment’s products are purchased from China.  Between the depreciation of the U.S. dollar vis-à-vis the Chinese RMB and general increases in commodity costs during the majority of the year, product costs continued to increase over prior year levels. Commodity costs were declining at year-end 2008.  Defense gross profit dollars increased $1,938,000 from $48,294,000 to $50,232,000, while the gross profit percentage decreased from 22% to 21%.  The increase in gross profit dollars is primarily attributable to the increased volume referenced above, while the decline in the gross margin percentage was due to a change in the product mix, reflecting the increase in revenues related to the 40mm system program which carry a slightly lower margin.  Absorbent products gross profit was a negative $315,000 in 2008 versus a negative $1,597,000 in 2007, an improvement of $1,282,000, reflecting higher production levels and improved efficiency, offset by increased material costs.

Selling and general expenses for the Housewares/Small Appliance segment decreased $871,000 from the prior year’s levels, primarily as a result of timing of reserve provisions.   The prior year’s selling and general expense costs were impacted by the $1,466,000 augmentation of the Company’s environmental reserve. A similar such increase was not required in 2008. The comparative favorable year-to-year difference stemming from the absence of the bulk of this charge of $1,264,000 was augmented by the absence of professional fees of $558,000 incurred in the prior year attributable to the reaudit of financial statements for 2003 through 2005.  These reaudits were necessitated by a chain of events stemming from the investment company case brought by the Securities and Exchange Commission on which the Company ultimately prevailed.  The aforementioned decreases were partially offset by increases in other reserves, primarily the bad debt provision of $358,000 in recognition of the financial difficulties of retail customers and the products liability provision of $541,000.  Defense segment selling and general expenses decreased $4,912,000, reflecting in largest part the absence of performance based accruals pertaining to the four-year earnout of the Spectra Technologies, LLC purchase price and an incentive program for key executives to promote the rapid growth of the defense segment.  Selling and general expenses for the Absorbent Products segment decreased $224,000, related to miscellaneous items of a non-recurring nature.

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

LIQUIDITY AND CAPITAL RESOURCES

2009 COMPARED TO 2008
Cash provided by operating activities was $62,145,000 during 2009 compared to $35,328,000 during the comparable period in the prior year.  The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows.  Of particular note during 2009 were net earnings of $62,576,000 and an increase in payable levels, reflecting an increase in purchases near the end of the current year.  These were partially offset by an increase in accounts receivable levels stemming from increased sales on account recognized near the end of 2009 as compared to the end of 2008, and an increase in inventory levels.  Of particular note during 2008 were net earnings of $44,183,000 and a decrease in accounts receivable levels, which stemmed from cash collections on customer sales.  These increases were partially offset by a decrease in payable levels and an increase in inventory levels.

Net cash used in investing activities was $98,000 during 2009 compared to $8,474,000 during 2008.  The change in investing activity cash flow is attributable to an increase in net maturities and sales of marketable securities.  Effectively, fewer sales were required in 2009 to fund the increased dividend paid, reflecting the increase in cash provided by operating activities.  Additionally, fewer purchases were made in 2009 as the yields on short term marketable securities, within the desired maturity range, were relatively unattractive.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2009 and 2008, $43,314,000 and $43,795,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

The Company increased its dividends in 2009 by $1.30, which accounted for the increase in cash used in financing activities.

As a result of the foregoing factors, cash and cash equivalents increased in 2009 by $24,282,000 to $48,974,000.

Working capital increased by $33,392,000 to $281,019,000 at December 31, 2009 for the reasons stated above.  The Company’s current ratio was 5.6 to 1.0 at fiscal 2009 year-end, compared to 5.8 to 1.0 at the end of fiscal 2008.

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

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2008 and 2007, $43,795,000 and $67,471,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7 day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

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

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments if the appropriate return on investment is projected.  See Item 1-A-3 for information regarding the planned expansion for the Absorbent Products segment.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means.  The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings.  Comparative yields during 2009 were lower than those in the preceding year, reflecting the seven federal funds rate reductions made during 2008.  The lower yields, which were offset in most part by an increase in the Company’s investment holdings, served to decrease interest income. There can be no assurance that interest rates will not continue to decline.  The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies, and is not controllable by the Company.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $274,000,000 at December 31, 2009, and $265,000,000 at December 31, 2008.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be performed during a 12 to 14-month period.

CONTRACTUAL OBLIGATIONS

The below table discloses a summary of the Company’s specified contractual obligations at December 31, 2009:

	Payments Due By Period (In Thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$977	$409	$420	$148	$0
Purchase obligations(1)	174,204	174,204	0	0	0

Total	$175,181	$174,613	$420	$148	$0

(1) Purchase obligations includes outstanding purchase orders at December 31, 2009.  Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, and to material suppliers in the Defense and Absorbent Products segment.  The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s products in other applications or return the material to their supplier.  As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(17) to the Consolidated Financial Statements for information related to the future effect of adopting new accounting pronouncements on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC 230, the company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market.  The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 1.3 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments.  Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges.  The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts.  All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2009, 2008 and 2007.  There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the RMB vis-à-vis the U.S. Dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.  The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Reports of Independent Registered Public Accountants can be found on pages F-1 through F-18.

B. Quarterly financial data is contained in Note O to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2009.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls over financial reporting during the quarter and year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of National Presto Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the 1934 Act.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the 1934 Act, is effective.

The Company’s independent registered public accountant has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National Presto Industries, Inc.
Eau Claire, Wisconsin

We have audited National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Presto Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Presto Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Milwaukee, Wisconsin
March 16, 2010

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant:  (All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, And Chief Executive Officer,	57

Donald E. Hoeschen	Vice President, Sales	62

Larry J. Tienor	Vice President, Engineering	61

Randy F. Lieble	Vice President, Chief Financial Officer, Treasurer, and Director	56

Douglas J. Frederick	Secretary and General Counsel	39

Ms. Cohen became Chair of the Board on January 1, 2002.  Prior to that date she had been elected Treasurer in September 1983, Vice President in May 1986, President in May 1989 and Chief Executive Officer in May 1994.  She has been associated with the registrant since 1976.  Prior to becoming an officer, she was Associate Resident Counsel and Assistant to the Treasurer.

Mr. Hoeschen was elected Vice President in May 1997.  He has been associated with the registrant since 1971.  Prior to becoming an officer, he was Director of Sales.

Mr. Tienor was elected Vice President in November 2003.  He has been associated with the registrant since 1971.  Prior to becoming an officer, he was Director of Engineering.

Mr. Lieble was elected Chief Financial Officer, Vice President and Treasurer on September 8, 2008.   He was also appointed to the Board of Directors on December 22, 2008 to fill the term of Melvin S. Cohen, who died on December 16, 2008. Other than a brief hiatus of one year during which he worked as a financial advisor for UBS Financial Services, Mr. Lieble had worked for the registrant since 1977 in a variety of capacities, including the positions listed above.

Mr. Frederick was elected Corporate Secretary on November 17, 2009.  He has been associated with the registrant since 2007 as an in-house attorney with expertise in litigation and intellectual property matters and in the capacity of General Counsel since January 2009.  Prior to his employment with the registrant, Mr. Frederick was a litigation attorney with the firm Rider Bennett, LLP.

The information under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders is incorporated by reference.

The Company has adopted a code of ethics that applies to all Company employees, entitled the “Corporate Code of Conduct,” which is set forth in the Corporate Governance section of the Company’s website located at www.gopresto.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Executive Compensation and Other Information,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading  “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading  “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this Form 10-K:

Form 10-K Page Reference
1.	Consolidted Financial Statements:

	a.	Consolidated Balance Sheets - December 31, 2009 and 2008	F-1 & F-2

	b.	Consolidated Statements of Earnings - Years ended December 31, 2009, 2008 and 2007	F-3

	c.	Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007	F-4

	d.	Consolidated Statements of Stockholders' Equity -Years ended December 31, 2009, 2008 and 2007	F-5

	e.	Notes to Consolidated Financial Statements	F-6 through F-19

	f.	Report of Independent Registered Public Accounting Firm	F-20

2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts	F-21

(b)  Exhibits:

Exhibit Number	Description

Exhibit 3(i) –	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii) –	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company's current report on Form 8-K dated July 6, 2007

Exhibit 9.1 –	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2 –	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit 10.1*	1988 Stock Option Plan – incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

Exhibit 10.2*
Form of Incentive Stock Option Agreement under the 1988 Stock Option Plan – incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the fiscal Quarter ended July 6, 1997

* Compensatory Plans

Exhibit 10.3	Material Contract for Retired Executive Officer – incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-K for the year ended December 31, 2006

Exhibit 11 –	Statement Re Computation of Per Share Earnings

Exhibit Number	Description

Exhibit 16 -	Letter Re Change in Certifying Accountant, incorporated by reference to Exhibit 16.1 of Form 8-K filed November 14, 2007
Exhibit 21 -	Subsidiaries of the Registrant

Exhibit 23.1 -	Consent of BDO Seidman, LLP

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)  Schedules:

Reference is made to Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC. (registrant)

By:	/S/ Maryjo Cohen
Maryjo Cohen
President and Chief Executive Officer

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ Richard N. Cardozo	By: /S/ Patrick J. Quinn
Richard N. Cardozo	Patrick J. Quinn
Director	Director

By: /S/ Maryjo Cohen	By: /S/ Joseph G. Stienessen
Maryjo Cohen	Joseph G. Stienessen
Chair of the Board, President, Chief Executive Officer (Principal Executive Officer), and Director	Director

By: /S/ Randy F. Lieble
Randy F. Lieble
Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, and Director

Date:  March 16, 2010

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)
December 31	2009		2008
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$48,974		$24,692

Marketable securities		118,442		121,217

Accounts receivable	$92,826		$76,074

Less allowance for doubtful accounts	467	92,359	480	75,594

Inventories:

Finished goods	30,361		30,222

Work in process	31,229		33,976

Raw materials	13,622	75,212	7,522	71,720

Deferred tax assets		6,605		4,539

Other current assets		480		1,754

Total current assets		342,072		299,516

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements	1,946		1,905

Buildings	21,805		19,971

Machinery and equipment	71,217		72,122

	94,968		93,998

Less allowance for depreciation and amortization	46,120	48,848	39,266	54,732

GOODWILL		11,485		11,485

OTHER ASSETS		-		150

		$402,405		$365,883

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in thousands except share and per share data)
December 31	2009		2008
LIABILITIES

CURRENT LIABILITIES:

Accounts payable		$37,903		$32,325

Federal and state income taxes		6,291		4,217

Accrued liabilities		16,859		15,347

Total current liabilities		61,053		51,889

DEFERRED INCOME TAXES		5,480		3,389

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares at December
31, 2009 and 2008
Issued: 7,440,518 shares at December 31,
2009 and 2008
Outstanding: 6,857,540 and 6,848,252 shares
at December 31, 2009 and 2008, respectively	$7,441		$7,441

Paid-in capital	2,037		1,735

Retained earnings	343,930		319,362

Accumulated other comprehensive income	643		536

	354,051		329,074

Treasury stock, at cost, 582,978 and 592,266 shares
at December 31, 2009 and 2008, respectively	18,179		18,469

Total stockholders' equity		335,872		310,605

		$402,405		$365,883

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share data)
For the years ended December 31,	2009	2008	2007
Net sales	$478,468	$448,253	$421,287

Cost of sales	368,376	368,013	344,361

Gross profit	110,092	80,240	76,926

Selling and general expenses	18,745	16,959	22,966

Operating profit	91,347	63,281	53,960

Other income, principally interest	3,050	4,270	4,247

Earnings before provision for income taxes	94,397	67,551	58,207

Provision for income taxes	31,821	23,368	19,584

Net earnings	$62,576	$44,183	$38,623

Weighted average common shares outstanding:
Basic and diluted	6,854	6,845	6,836

Net earnings per share:
Basic and diluted	$9.13	$6.45	$5.65

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	In Thousands
	2009	2008	2007

Cash flows from operating activities:
Net earnings	$62,576	$44,183	$38,623
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Provision for depreciation	8,738	8,794	8,485
Deferred income taxes	(33)	1,060	3,350
Other	682	1,059	1,085
Changes in operating accounts, net of acquisitions:
Accounts receivable, net	(16,765)	12,324	(22,871)
Inventories	(3,492)	(6,235)	(9,993)
Other current assets	1,275	(346)	(371)
Accounts payable and accrued liabilities	7,090	(23,308)	19,897
Federal and state income taxes	2,074	(2,203)	(173)
Net cash provided by operating activities	62,145	35,328	38,032

Cash flows from investing activities:
Marketable securities purchased	(78,486)	(138,113)	(93,965)
Marketable securities - maturities and sales	81,426	134,009	74,630
Acquisition of property, plant and equipment	(3,337)	(4,370)	(6,224)
Acquisition of businesses and earn-out payments	-	-	(6,748)
Sale of property, plant and equipment	71	-	211
Other	228	-	-
Net cash used in investing activities	(98)	(8,474)	(32,096)

Cash flows from financing activities:
Dividends paid	(38,008)	(29,067)	(25,958)
Other	243	190	41
Net cash used in financing activities	(37,765)	(28,877)	(25,917)

Net increase (decrease) in cash and cash equivalents	24,282	(2,023)	(19,981)
Cash and cash equivalents at beginning of year	24,692	26,715	46,696
Cash and cash equivalents at end of year	$48,974	$24,692	$26,715
	-
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$30,663	$23,930	$16,586

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share data)
For the years ended December 31, 2009, 2008, 2007				Accumulated
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2006	$7,441	$1,277	$290,519	$(22)	$(18,873)	$280,342

Cumulative effect of adopting FASB Interpretation No. 48			1,062			1,062

Net earnings			38,623			38,623

Unrealized gain on available-for-sale securities, net of tax				198		198

Total comprehensive income						38,821

Dividends paid, $3.80 per share			(25,958)			(25,958)

Other		219			125	344

Balance December 31, 2007	7,441	1,496	304,246	176	(18,748)	294,611

Net earnings			44,183			44,183

Unrealized gain on available-for-sale securities, net of tax				360		360

Total comprehensive income						44,543

Dividends paid, $4.25 per share			(29,067)			(29,067)

Other		239			279	518

Balance December 31, 2008	7,441	1,735	319,362	536	(18,469)	310,605

Net earnings			62,576			62,576

Unrealized gain on available-for-sale securities, net of tax				107		107

Total comprehensive income						62,683

Dividends paid, $5.55 per share			(38,008)			(38,008)

Other		302			290	592

Balance December 31, 2009	$7,441	$2,037	$343,930	$643	$(18,179)	$335,872

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

(2)
PRINCIPLES OF CONSOLIDATION:  The consolidated financial statements include the accounts of National Presto Industries, Inc. and its subsidiaries, all of which are wholly-owned.  All material intercompany accounts and transactions are eliminated.  For a further discussion of the Company's business and the segments in which it operates, please refer to Note M.

(3)
RECLASSIFICATIONS:  Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s financial statement presentation.  These reclassifications did not affect net earnings or stockholders’ equity as previously reported.

(4)
FAIR VALUE OF FINANCIAL INSTRUMENTS:  The Company utilizes the methods of fair value as described in Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures to value its financial assets and liabilities. ASC 820 utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.

(5)	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

Cash and Cash Equivalents:  The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents.  Cash equivalents include money market funds and certificates of deposit.  The Company deposits its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.  Certificates of deposits are reported at par value, and money market funds are reported at fair value determined using quoted prices in active markets for identical securities (Level 1, as defined by FASB ASC 820).

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $6,161,000 and $7,356,000 at December 31, 2009 and 2008, are included as reductions of cash and cash equivalents or bank overdrafts in accounts payable, as appropriate.

Marketable Securities:  The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.  Highly liquid, tax exempt variable rate demand notes with put options exercisable in three months or less are classified as marketable securities.  Also included are certificates of deposit.

At December 31, 2009 and 2008, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  Fair values are determined using significant other observable inputs (Level 2, as defined by FASB ASC 820), which include quoted prices in markets that are not active, quoted prices of similar securities, or other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2009
Tax-exempt Government Bonds	$114,754	$115,744	$1,015	$25
Certificates of Deposit	2,698	2,698	0	0
Total Marketable Securities	$117,452	$118,442	$1,015	$25

December 31, 2008
Tax-exempt Government Bonds	$120,392	$121,217	$833	$8

Proceeds from sales of marketable securities totaled $81,426,000 in 2009, $134,009,000 in 2008, and $74,630,000 in 2007.  Gross gains related to sales of marketable securities totaled $0, $118,000, and $0 in 2009, 2008 and 2007, respectively.  There were no gross losses related to sales of marketable securities in 2009, 2008, or 2007.  Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income and were gains of $990,000, $825,000 and $271,000 before taxes at December 31, 2009, 2008, and 2007, respectively. Unrealized gains of $0, $74,000, and $0 were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2009, 2008, and 2007, respectively.

The contractual maturities of the marketable securities held at December 31, 2009 are as follows: $35,345,000 within one year; $46,902,000 beyond one year to five years; $14,207,000 beyond five years to ten years, and $21,988,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which as noted above can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

(6)
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

(7)
INVENTORIES:  Housewares/Small Appliance segment inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method.  Inventories for the Defense and Absorbent Products segments are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.

(8)
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

(9)
GOODWILL:  The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  No goodwill impairments were recognized during 2009, 2008, or 2007.  The Company's goodwill as of December 31, 2009 and 2008 was $11,485,000 relating entirely to its Defense Products segment, which had zero cumulative impairment charges at December 31, 2009.  The Absorbent Products segment value of goodwill was $0, with cumulative impairment charges of $4,648,000, at both December 31, 2009 and 2008.

The Company's annual impairment testing dates were October 5, 2009, September 29, 2008, and October 1, 2007.  For the defense segment, no impairment was indicated.  The Company has no recorded intangible assets, other than goodwill.

(10)
REVENUE RECOGNITION: For all of its segments, the Company generally recognizes revenue when product is shipped or title passes pursuant to customers' orders, the price is fixed and collection is reasonably assured.  For the Housewares/Small appliance segment, the Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment. Net sales for this segment are calculated by deducting early payment discounts and cooperative advertising from gross sales.  The Company records cooperative advertising when revenue is recognized.  During 2007, certain warranty claims were reclassified and accounted for as returns and allowances.  See Note A(11) for a description of the Company’s policy for sales returns.

(11)
 SALES & RETURNS: Sales are recorded net of estimated discounts and returns.  The latter pertain primarily to warranty returns, returns of seasonal items, and returns of those newly introduced products sold with a return privilege.  The calculation of warranty returns is based in large part on historical data, while seasonal and new product returns are primarily developed using customer provided information.

(12)	SHIPPING AND HANDLING COSTS: In accordance with FASB ASC 605-45, Revenue Recognition, the Company includes shipping and handling revenues in net sales and shipping costs in cost of sales.

(13)
 ADVERTISING:  The Company's policy is to expense advertising as incurred for the year and include it in selling and general expenses.  Advertising expense was $237,000, $4,000, and $13,000 in 2009, 2008 and 2007, respectively.

(14)
ACCUMULATED OTHER COMPREHENSIVE INCOME:  The $643,000 and $536,000 of accumulated comprehensive income at December 31, 2009 and 2008, respectively, relate to the unrealized gain on the Company's available-for-sale marketable security investments.  These amounts are recorded net of tax effect of $346,000 and $289,000 for 2009 and 2008, respectively.

(15)
PRODUCT WARRANTY:  The Company’s Housewares/Small Appliance Segment’s products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 1 to 12 years from date of purchase.  The Company allows a 60-day over-the-counter initial return privilege through cooperating dealers.  The Company services its products through a corporate service repair operation.  The Company's service and warranty programs are competitive with those offered by other manufacturers in the industry.  The Company estimates its product warranty liability based on historical percentages which have remained relatively consistent over the years.

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In Thousands) Year Ended December 31
	2009	2008
Beginning balance January 1	$308	$429

Accruals during the period	802	140

Charges / payments made under the warranties	(705)	(261)

Balance December 31	$405	$308

(16)
 INCOME TAXES:  Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws.  The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year.  The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.  Income tax contingencies are accounted for in accordance with FASB ASC 740, Income Taxes.  See Note G for summaries of the provision, the effective tax rates, and the tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities.

(17)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-05 amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures – Overall with respect to the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability). ASU 2009-05 is effective for the first interim or annual period beginning after August 2009. The adoption of ASU 2009-5 did not have a material effect on the Company’s consolidated financial statements or related disclosures.

In June 2009, the FASB issued ASU No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on - Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 defines the FASB Accounting Standards Codification, which was launched on July 1, 2009, as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure and also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the Codification. As a result of the adoption of ASU 2009-1, the Company is now disclosing codification references.

In December 2007, the FASB issued ASC 805, Business Combinations.  ASC 805 requires that the purchase method be used for all business combinations, defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date.  ASC 805 also requires that acquisition-related costs be recognized separately from the acquisition as expense.  ASC 805 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial position and results of operations.  However, depending upon the size, nature and complexity of future acquisition transactions, the adoption of ASC 805 could materially impact the Company’s consolidated financial statements.

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

In March 2008, the FASB issued ASC 815, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, to enhance disclosures about an entity’s derivative and hedging activities and improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments are accounted for, and (c) how derivative instruments affect the entities’ financial position, financial performance and cash flows. These disclosures better convey the purpose of derivative use in terms of the risks that the entity is intending to manage by requiring fair value disclosures in a tabular format, providing more information about an entity’s liquidity and requiring cross-referencing within the footnotes. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company does not hold the applicable derivative instruments and therefore the adoption of ASC 815 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820, Fair Value Measurements and Disclosures, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009.  The Company adopted this pronouncement during the first quarter of 2009, which did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320, Investments – Debt and Equity Securities.  The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. A debt investment is impaired if the fair value of the investment is less than its amortized cost basis.  This pronouncement amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company adopted this pronouncement during the first quarter of 2009, which did not result in a cumulative effect adjustment and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825, Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This pronouncement also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company adopted this pronouncement during the first quarter of 2009, which did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, to provide amendments to Subtopic 820-10 that require new disclosures about transfers into and out of Level 1 and Level 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  Specifically, for assets and liabilities that are measured at fair value on a recurring basis in periods after initial recognition (e.g., trading securities), this ASU requires: separate disclosure of the amount of significant transfers between Levels 1 and 2 and a description of the reasons for the transfers; and separate information about purchases, sales, issuances, and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements valued using significant unobservable inputs.  ASU 2010-06 clarifies existing disclosures as follows:

Level of disaggregation: An entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  An entity needs to use judgment in determining the appropriate classes of assets and liabilities.

Disclosures about inputs and valuations techniques: An entity should provide disclosures about the valuation techniques (i.e., the income, market, or cost approaches) and input used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 of Level 3.

ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20), which include a change in terminology from major categories of assets to classes of assets and a cross-reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  However, comparative disclosures are required for periods ending after initial adoption.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2010-06 to have a material effect on the Company’s consolidated financial statements.

B.    INVENTORIES:
The amount of inventories valued on the LIFO basis was $26,860,000 and $27,303,000 as of December 31, 2009 and 2008, respectively, and consists of housewares/small appliance finished goods.  Under LIFO, inventories are valued at approximately $2,355,000 and $4,437,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2009 and 2008, respectively.  During the years ended December 31, 2009, 2008, and 2007, $2,082,000, $0, and $0, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In Thousands, except per share data)
	Cost of	Net	Earnings
Year	Sales	Earnings	Per Share
2009	$2,082	$(1,357)	$(0.20)
2008	$(2,018)	$1,297	$0.19
2007	$(1,425)	$933	$0.14

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense, Absorbent Products, and raw materials of the Housewares/Small Appliance segments are valued under the first-in-first-out method and total $48,352,000 and $44,417,000 at December 31, 2009 and 2008, respectively.  The December 31, 2009 FIFO total is comprised of $3,501,000 of finished goods, $31,229,000 of work in process, and $13,622,000 of raw material and supplies.  At December 31, 2008 the FIFO total was comprised of $2,919,000 of finished goods, $33,976,000 of work in process, and $7,522,000 of raw material and supplies.

C.   ACCRUED LIABILITIES:
At December 31, 2009, accrued liabilities consisted of payroll $7,179,000, product liability $6,064,000, environmental $2,580,000, and other $1,036,000.  At December 31, 2008, accrued liabilities consisted of payroll $4,814,000, product liability $6,030,000, environmental $2,700,000, plant closing costs $70,000, and other $1,733,000.

The Company is self-insured for health care costs, although it does carry stop loss and other insurance to cover claims once they reach a specified threshold. The Company is also subject to product liability claims in the normal course of business.  It is partly self-insured for product liability claims, and therefore records an accrual for known claims and incurred but unreported claims in the Company’s consolidated financial statements.  The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual.  An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations. The Company's policy is to accrue for legal fees expected to be incurred in connection with loss contingencies. See Note J for a discussion of environmental remediation liabilities.

D.   TREASURY STOCK:
As of December 31, 2009, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares.  No shares were reacquired in 2009, 2008, or 2007.   Treasury shares have been used for the exercise of stock options and to fund a portion of the Company's 401(k) contributions.

E.    NET EARNINGS PER SHARE:
Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares.  Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to the potential issuance of common shares, when dilutive.  There were no dilutive shares outstanding at December 31, 2009, 2008, or 2007.

F.    RETIREMENT PLANS:
Pension Plan: Prior to 2009, the Company contributed to a union-sponsored, multi-employer pension plan on behalf of union employees of the Amron division of its AMTEC subsidiary in accordance with the applicable union labor agreement. In December 2008, the union membership voted in favor of a withdrawal from the plan, and an amendment was made to the labor agreement authorizing the withdrawal. In December 2008, the Company permanently ceased to be obligated to contribute to the multi-employer pension plan, and instead agreed to contribute to a Company 401(k) Plan.  (See 401(k) Plan below.)  It is possible in the future under the amendment to the labor agreement, if certain conditions are met, that contributions may be made once again to a pension plan rather than to the 401(k) Plan.

In a letter dated March 30, 2009, the pension plan provided Amron with documentation stating that the cost to withdraw from the plan was $238,509.  In April 2009, a payment representing the settlement of the withdrawal liability was made in the same amount.  However, should all participants in the plan withdraw within the next year, some portion of the plan liability could be reallocated to AMTEC. If that were to occur, AMTEC might be assessed retroactively for an additional withdrawal charge.  The amount of a potential additional withdrawal charge, if any, cannot be currently estimated.  The Company charged the cost of the withdrawal to operations in 2008.

The Company's contributions to the union pension plan were $272,000, $402,000, and $362,000 during the years ended December 31, 2009, 2008, and 2007, respectively.

401(k) Plan: The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from the treasury stock, including the Company's related cash dividends, totaled $592,000 in 2009, $517,000 in 2008, and $475,000 in 2007. In addition, the Company made cash contributions of $634,000 in 2009, $604,000 in 2008, and $583,000 in 2007 to the 401(k) Plan.  The Company also contributed $472,000, $0, and $0 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2009, 2008, and 2007, respectively.

G.    INCOME TAXES:
The following table summarizes the provision for income taxes:

	For Years Ended December 31 (in thousands)
	2009	2008	2007
Current:
Federal	$29,267	$20,213	$13,693
State	2,383	2,205	3,140
	31,650	22,418	16,833
Deferred:
Federal	(34)	973	2,974
State	205	(23)	(223)
	171	950	2,751
Total tax provision	$31,821	$23,368	$19,584

The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.8%	2.1%	3.3%
Tax exempt interest and dividends	(1.1%)	(2.0%)	(3.0%)
Other	(2.0%)	(0.5%)	(1.7%)
Effective rate	33.7%	34.6%	33.6%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  A valuation allowance for deferred tax assets was deemed necessary at December 31, 2008 and 2007 for certain state attribute carryforwards.  The net increase (decrease) in the valuation allowance during 2009, 2008, and 2007 was ($709,000), $111,000, and $598,000, respectively.  At December 31, 2009, the valuation allowance was no longer deemed necessary, due in part to a change in state income tax laws. The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2009	2008
Deferred tax assets
Insurance (primarily product liability)	$2,398	$2,080
Goodwill	1,799	1,499
Environmental	1,022	1,083
Vacation	871	715
State attribute carryforwards	420	870
Other	95	950
Total deferred tax assets	6,605	7,197
Valuation allowance	0	(709)
Net deferred tax assets	$6,605	$6,488

Deferred tax liabilities
Depreciation	$(5,134)	$(5,049)
Other	(346)	(289)
Net deferred tax liabilities	$(5,480)	$(5,338)

Net deferred tax assets	$1,125	$1,150

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2009, the carrying amount of the Company’s gross unrecognized tax benefits was $1,447,000 which, if recognized, would affect the Company’s effective income tax rate.  The Company cannot estimate when the unrecognized tax benefits will be settled.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2009 and 2008:

	(In thousands)
	2009	2008
Balance at January 1	$1,143	$551
Additions for tax positions taken related to the current year	205	106
Additions for tax positions taken related to prior years	99	486
Balance at December 31	$1,447	$1,143

It is the Company’s practice to include interest and penalties in tax expense.  During the years ended December 31, 2009 and 2008, the Company accrued approximately $72,000 and $230,000 in interest, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  The Company is currently under audit by the Internal Revenue Service for the tax years 2002 through 2006, as well as a single state for the same period. For all other states in which it does business, the Company is subject to state audit statutes.  At December 31, 2009, the Company had state net operating loss carryforwards of approximately $3,029,000 and state tax credit carryforwards of approximately $414,000.  The net operating loss and state tax credit carryforwards expire on various dates through December 31, 2024.

H.    COMMITMENTS AND CONTINGENCIES
The Company is involved in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

I.     CONCENTRATIONS:
In the Housewares/Small Appliance segment, one customer accounted for 11% of consolidated net sales for each of the three years ended December 31, 2009, 2008 and 2007.  In the Absorbent Products segment, one customer accounted for 12% and 13% of consolidated net sales for the years ended December 31, 2008 and 2007, respectively.

The Company sources most of its Housewares/Small Appliances from vendors in the Orient and as a result risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays.  Should such problems or delays materialize, products might not be available in sufficient quantities during the prime selling period.  The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective.  In addition, the Company's manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts.  All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2009, 2008 and 2007.  There is no similar provision applicable to the Chinese Yuan, which until 2005 had been tied to the U.S. Dollar, but which has since been allowed to float and has appreciated in value.  To date, any material impact from the change in the value of the currency has been to the cost of products secured via purchase orders issued subsequent to the currency value change.  Foreign translation gains/losses are immaterial to the financial statements for all years presented.

The Company's Defense Segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2009, 2008, and 2007, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, with the award of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  Approximately 246 employees of Amron, or 23% of the Company’s total workforce, are members of the United Steel Workers union.  The contract between Amron and the union is effective through March 30, 2010.

Raw materials for the Absorbent Products segment are commodities that are available from multiple sources.

J.     ENVIRONMENTAL:
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

Based on factors known as of December 31, 2009, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on and off site; however, should environmental agencies require additional studies, extended monitoring or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material affect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $2,580,000 and $2,700,000 as of December 31, 2009 and 2008, respectively, and is included in accrued liabilities on the balance sheet.

Expected future payments for environmental matters are as follows:

(In Thousands)
Years Ending December 31:
2010	$370
2011	308
2012	297
2013	285
2014	213
Thereafter	1,107
$2,580

K.    BUSINESS ACQUISITION:
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

The acquisition was accounted for as a purchase with all identifiable assets recorded at fair value.  The excess of the purchase price over the net identifiable assets has been recorded as goodwill and is included as part of the Company's defense products segment.  The amounts allocated to goodwill are deductible for income tax purposes.  Based upon the purchase price and fair value of the assets acquired, the following represents the allocation of the aggregate purchase price to the acquired net assets of Amron, LLC.

(in 000's)
Receivables	$224
Inventory	1,909
Prepaids	68
Fixed Assets	13,748
Goodwill	1,529
Total Assets Acquired	$17,478
Less: Current Liabilities Assumed	(1,478)
Net Assets Acquired	$16,000

L.    DISPOSAL ACTIVITIES:
On October 9, 2006, the Company decided to consolidate its adult incontinence production capabilities in its Absorbent Products segment and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility.  This consolidation, which began during the 4th quarter of 2006, was completed during the 1st quarter of 2007 and served to improve the segment's long-term manufacturing efficiencies.  As a result of the consolidation, the Georgia facility has been closed.  The Company issued a W.A.R.N. (Worker Adjustment and Retraining Notification) notice on October 9, 2006.  The total cost of the relocation activities was $950,000, including $760,000 for the disassembly, transportation, installation of machinery and equipment and other related costs and $190,000 for one-time termination benefits to affected employees.  During 2007, $320,000 was incurred for the disassembly, transportation, installation of machinery and equipment and other related costs, and $180,000 was incurred for one-time termination benefits to affected employees.  Expenses related to the above disposal activities are included in Cost of Sales for 2007 and 2006.  With the exception of one time termination benefits and capital expenditures related to the shut-down of the Georgia facility, costs were expensed as incurred, consistent with the requirements of FASB ASC 420, Exit or Disposal Cost Obligations, as employee services were performed and other associated costs were incurred.

At December 31, 2006, the Company had accrued $79,000 related to the one-time termination benefit, all of which was paid during 2007.

M.   BUSINESS SEGMENTS:
The Company operates in three business segments.  The Company identifies its segments based on the Company's organization structure, which is primarily by principal products.  The principal product groups are Housewares/Small Appliances, Defense Products, and Absorbent Products.  Sales for all three segments are primarily to customers in North America.

The Housewares/Small Appliances Segment designs, markets, and distributes housewares and small appliances.  These products are sold directly to retail outlets throughout the United States and Canada and also through independent distributors.  As more fully described in Note I, the Company primarily sources its Housewares/Small Appliance products from nonaffiliated suppliers located in the Orient.  Sales are seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.

The Defense Segment was started in February 2001 with the acquisition of AMTEC Corporation which manufactures precision mechanical and electromechanical assemblies for the U.S. government and prime contractors.  During 2005, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years.  AMTEC's manufacturing plant is located in Janesville, Wisconsin.  During 2003, this segment was expanded with the acquisition of Spectra Technologies LLC of East Camden, Arkansas.  This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. government and prime contractors.  The segment was further augmented with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin during 2006.This facility primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition.  See Note K.

The Absorbent Product Segment was started on November 19, 2001 with the acquisition of certain assets from RMED International, Inc, forming Presto Absorbent Products, Inc.  This company manufactures diapers and, starting in 2004, adult incontinence products at the Company's facilities in Eau Claire, Wisconsin.  The products are sold to distributors and other absorbent product manufacturers.  During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia manufacturer of adult incontinence products and training pads for dogs.  The Company has since decided to close the Georgia facility and consolidate the absorbent products manufacturing in the Eau Claire, Wisconsin facility.  It no longer manufactures dog pads.  See Note L.

In the following summary, operating profit represents earnings before other income, principally interest income, and income taxes.  The Company's segments operate discretely from each other with no shared manufacturing facilities.  Costs associated with corporate activities (such as cash and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliances segment for all periods presented.

	(in thousands)
	Housewares /
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Year ended December 31, 2009
External net sales	$150,016	$253,789	$74,663	$478,468
Gross profit (loss)	40,336	61,866	7,890	110,092
Operating profit (loss)	30,290	54,823	6,234	91,347
Total assets	260,854	107,907	33,644	402,405
Depreciation and amortization	925	3,570	4,243	8,738
Capital expenditures	1,240	1,275	822	3,337

Year ended December 31, 2008
External net sales	$136,840	$238,752	$72,661	$448,253
Gross profit	30,323	50,232	(315)	80,240
Operating profit	20,896	43,550	(1,165)	63,281
Total assets	218,783	106,837	40,263	365,883
Depreciation and amortization	792	3,211	4,791	8,794
Capital expenditures	788	2,603	979	4,370

Year ended December 31, 2007
External net sales	$131,838	$224,384	$65,065	$421,287
Gross profit	30,229	48,294	(1,597)	76,926
Operating profit	19,931	36,700	(2,671)	53,960
Total assets	223,115	103,653	47,908	374,676
Depreciation and amortization	790	2,729	4,966	8,485
Capital expenditures	916	4,821	487	6,224

N.   OPERATING LEASES:
The Company leases office, manufacturing, and warehouse facilities and equipment under noncancelable operating leases, many of which contain renewal options ranging from one to five years.  Rent expense was approximately $836,000, $1,133,000, and $1,113,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  Future minimum annual rental payments required under operating leases are as follows:

Years ending December 31:	(In Thousands)
2010	$409
2011	246
2012	174
2013	148
2014	0
$977

O.    INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2009 and 2008:

	(In Thousands)
Quarter	Net Sales	Gross Profit	Net Earnings	Earnings per Share (Basic & Diluted)

2009
First	$107,926	$19,658	$10,854	$1.58
Second	103,161	24,364	13,346	$1.95
Third	116,392	28,944	16,705	$2.44
Fourth	150,989	37,126	21,671	$3.16
Total	$478,468	$110,092	$62,576	$9.13

2008
First	$77,145	$12,938	$6,250	$0.91
Second	110,002	17,701	9,582	$1.40
Third	111,973	18,942	10,201	$1.49
Fourth	149,133	30,659	18,150	$2.65
Total	$448,253	$80,240	$44,183	$6.45

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment builds inventory during the first three quarters to meet the sales demand of the fourth quarter.  The other segments are typically non-seasonal.

P.    LINE OF CREDIT:
The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the third quarter. As of December 31, 2009 and 2008, the line of credit limit was set at $5,000,000 and $10,000,000, respectively, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.

Q.    SUBSEQUENT EVENTS:
On February 18, 2010, the Army awarded AMTEC Corporation, the Company’s defense subsidiary, a new contract for an additional five year period.  AMTEC and one other prime contractor will be responsible for supplying all of the requirements for the 40mm family of practice and tactical ammunition rounds.  The initial award is for $33,700,000, and an additional award is expected later in 2010.  The actual annual and cumulative dollar volume with the Army as a result of the award will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense.

On February 19, 2010, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $7.15.  On March 15, 2010, a payment of $55,889,000 was made to the shareholders of record as of March 4, 2010.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National Presto Industries, Inc.
Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  In connection with our audits of the financial statements, we have also audited the accompanying Schedule II, Valuation and Qualifying Accounts for the year ended December 31, 2009 and 2008.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Milwaukee, Wisconsin
March 16, 2010

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008 and 2007

	(In thousands)
Column A	Column B	Column C	Column D	Column E
	Balance at			Balance at
	Beginning			End
Description	of Period	Additions (A)	Deductions (B)	of Period

Deducted from assets:
Allowance for doubtful accounts:

Year ended December 31, 2009	$480	$-	$13	$467

Year ended December 31, 2008	$703	$253	$476	$480

Year ended December 31, 2007	$703	$2	$2	$703

Notes:
(A) Amounts charged (credited) to selling and general expenses

(B) Principally bad debts written off, net of recoveries

	(In thousands)
Column A	Column B	Column C	Column D	Column E
	Balance at			Balance at
	Beginning			End
Description	of Period	Additions	Deductions	of Period

Valuation allowance for deferred tax assets

Year ended December 31, 2009	$709	$-	$709	$0

Year ended December 31, 2008	$598	$111	$-	$709

Year ended December 31, 2007	$-	$598	$-	$598