Form 10-Q
period 2010-04-04
NATIONAL PRESTO INDUSTRIES INC
filed 2010-05-14
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  April 4, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐     No☑

There were 6,861,718 shares of the Issuer's Common Stock outstanding as of May 1, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 4, 2010 and December 31, 2009
(Unaudited)
(Dollars in thousands)

	2010		2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$22,962		$48,974

Marketable securities		119,844		118,442

Accounts receivable, net		59,433		92,359

Inventories:
Finished goods	$27,831		$30,361

Work in process	37,897		31,229

Raw materials	9,386	75,114	6,985	68,575

Deferred tax assets		7,110		6,605

Other current assets		11,979		7,117

Total current assets		296,442		342,072

PROPERTY, PLANT AND EQUIPMENT	99,612		94,968

Less allowance for depreciation	48,287	51,325	46,120	48,848

GOODWILL		11,485		11,485

		$359,252		$402,405

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 4, 2010 and December 31, 2009
(Unaudited)
(Dollars in thousands)

	2010		2009
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$39,199		$37,903

Federal and state income taxes		6,503		6,291

Accrued liabilities		14,683		16,859

Total current liabilities		60,385		61,053

DEFERRED INCOME TAXES		5,369		5,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	2,430		2,037

Retained earnings	301,239		343,930

Accumulated other comprehensive income	437		643

	311,547		354,051

Treasury stock, at cost	18,049		18,179

Total stockholders' equity		293,498		335,872

		$359,252		$402,405

The accompanying notes are an integral part of the financial statements

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended April 4, 2010 and April 5, 2009
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	2010	2009
Net sales	$106,400	$107,926

Cost of sales	81,813	88,268

Gross profit	24,587	19,658

Selling and general expenses	4,522	4,081

Operating profit	20,065	15,577

Other income	753	1,109

Earnings before provision for income taxes	20,818	16,686

Income tax provision	7,619	5,832

Net earnings	$13,199	$10,854

Weighted average shares outstanding:
Basic	6,858	6,849
Diluted	6,858	6,849

Net earnings per share:
Basic	$1.92	$1.58
Diluted	$1.92	$1.58

Cash dividends declared and paid per common share	$8.15	$5.55

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 4, 2010 and April 5, 2009
(Unaudited)
(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net earnings	$13,199	$10,854
Adjustments to reconcile net earnings to net
Cash provided by (used in) operating activities:
Provision for depreciation	2,181	2,170
Other	168	21
Changes in:
Accounts receivable	32,926	24,673
Inventories	(6,539)	(1,110)
Other current assets	(4,862)	321
Accounts payable and accrued liabilities	(880)	4,075
Federal and state income taxes	(387)	(69)
Net cash provided by operating activities	35,806	40,935

Cash flows from investing activities:
Marketable securities purchased	(17,019)	(30,189)
Marketable securities - maturities and sales	15,299	22,400
Acquisition of property, plant and equipment	(4,659)	(726)
Sale of property, plant and equipment	42	-
Net cash used in investing activities	(6,337)	(8,515)

Cash flows from financing activities:
Dividends paid	(55,889)	(38,008)
Other	408	243
Net cash used in financing activities	(55,481)	(37,765)

Net increase (decrease) in cash and cash equivalents	(26,012)	(5,345)
Cash and cash equivalents at beginning of period	48,974	24,692
Cash and cash equivalents at end of period	$22,962	$19,347

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

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Quarter ended April 4, 2010
External net sales	$29,008	$56,808	$20,584	$106,400
Gross profit	6,880	14,644	3,063	24,587
Operating profit	4,500	12,892	2,673	20,065
Total assets	218,970	99,828	40,454	359,252
Depreciation	223	915	1,043	2,181
Capital expenditures	481	751	3,427	4,659

Quarter ended April 5, 2009
External net sales	$24,120	$65,171	$18,635	$107,926
Gross profit (loss)	3,870	15,047	741	19,658
Operating profit (loss)	1,829	13,269	479	15,577
Total assets	199,282	106,864	37,107	343,253
Depreciation	213	870	1,087	2,170
Capital expenditures	249	359	118	726

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS
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

NOTE E - CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents.  Cash equivalents include money market funds and certificates of deposit.  The Company deposits its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.  Certificates of deposits are reported at par value, and money market funds are reported at fair value determined using quoted prices in active markets for identical securities (Level 1, as defined by FASB ASC 820, Fair Value Measurements and Disclosures).

The Company has classified all marketable securities as available-for-sale, which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.  Highly liquid, tax-exempt variable rate demand notes with put options exercisable in three months or less are classified as marketable securities.  Certificates of deposit are also classified as marketable securities.

At April 4, 2010 and December 31, 2009, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the table below.  Fair values are determined using significant other observable inputs (Level 2, as defined by FASB ASC 820), which include quoted prices in markets that are not active, quoted prices of similar securities, or other inputs that are observable.

(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 4, 2010
Tax-exempt Government Bonds	$116,029	$116,701	$804	$132
Certificates of Deposit	3,143	3,143	0	0
Total Marketable Securities	$119,172	$119,844	$804	$132

December 31, 2009
Tax-exempt Government Bonds	$114,754	$115,744	$1,015	$25
Certificates of Deposit	2,698	2,698	0	0
Total Marketable Securities	$117,452	$118,442	$1,015	$25

The Company considers the declines in market value of its marketable securities shown in the column headed “Gross Unrealized Losses” to be temporary in nature. The unrealized losses on the Company’s marketable securities, which are insignificant in relation to total marketable securities, were caused primarily by changes in market interest rates.  The Company typically invests in highly-rated securities with the objective of minimizing the potential risk of principal loss. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three month periods ended April 4, 2010 and April 5, 2009, the Company did not recognize any impairment charges on outstanding securities.  As of April 4, 2010 and April 5, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

Proceeds from sales of marketable securities totaled $15,299,000 and $22,400,000 for the three month periods ended April 4, 2010 and April 5, 2009, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income and were gains of $672,000 and $278,000 before taxes for the three month periods ended April 4, 2010 and April 5, 2009, respectively.  No unrealized gains were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at April 4, 2010 are as follows: $29,400,000 within one year; $57,344,000 beyond one year to five years; $14,302,000 beyond five years to ten years, and $18,798,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE F – COMMITMENTS AND CONTINGENCIES
The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME
The $437,000 of accumulated comprehensive income at April 4, 2010 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments.  Total comprehensive income net of tax effect was $12,993,000 and $11,035,000 for the three month periods ended April 4, 2010 and April 5, 2009, respectively.

NOTE H – ADOPTION OF NEW ACCOUNTING STANDARDS

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

ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20), which include a change in terminology from major categories of assets to classes of assets and a cross-reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, comparative disclosures are required for periods ending after initial adoption. Early adoption is permitted. Except for the separate disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurements, the Company adopted ASU 2010-06 during the first quarter of 2010, which did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provisions of ASU 2010-06 to have a material effect on the Company’s consolidated financial statements.

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

The foregoing information for the periods ended April 4, 2010, and April 5, 2009, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2009 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2009 annual report on Form 10-K.  Interim results for the period are not indicative of those for the year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2009 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 18, 2010, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge.

Comparison of First Quarter 2010 and 2009

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the Quarters ended April 4, 2010 and April 5, 2009.

On a consolidated basis, sales decreased by $1,526,000 (1%), gross profit increased by $4,929,000 (25%), selling and general expense increased by $441,000 (11%), and other income decreased by $356,000 (32%).  Earnings before the provision for income taxes increased by $4,132,000 (25%), as did net earnings by $2,345,000 (22%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $4,888,000 from $24,120,000 to $29,008,000, or 20%, primarily as a result of an increase in unit shipments.  Defense net sales decreased by $8,363,000 from $65,171,000 to $56,808,000, or 13%, primarily reflecting a decrease in shipments under the 40mm Systems program with the Army.  Absorbent Products net sales increased by $1,949,000 from $18,635,000 to $20,584,000, or 11%, 57% of which stemmed from an increase in unit shipments, with the remainder attributable to the absence of unfavorable price adjustments from the prior period.

Housewares/Small Appliance gross profits increased $3,010,000 from $3,870,000 (16% of sales) to $6,880,000 (24% of sales), or 78%, approximately one quarter of which reflected the sales increase mentioned above, with the remaining increase attributable to reductions in commodity and freight costs.  Defense gross profits decreased $403,000 from $15,047,000 (23% of sales) from the prior year's quarter to $14,644,000 (26% of sales), primarily reflecting reduced 40mm System shipments.  Absorbent Products gross profits increased $2,322,000 from $741,000 (4% of sales) to $3,063,000 (15% of sales), or 313%, approximately 60% of which reflected decreased commodity costs and higher production levels/improved efficiency, with the remainder primarily attributable to the price adjustments mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment increased $339,000, primarily reflecting adjustments to self insurance and health and accident accruals.  Defense selling and general expenses were essentially flat.  Absorbent Products selling and general expenses increased $128,000, reflecting increased staffing necessary to support the segment’s program to further diversify its customer base.

The above items were responsible for the change in operating profit.

Other income decreased $356,000, due primarily to lower interest income resulting from decreased yields.

Earnings before provision for income taxes increased $4,132,000 from $16,686,000 to $20,818,000.  The provision for income taxes increased from $5,832,000 to $7,619,000, which resulted in an effective income tax rate increase from 35% to 37%, primarily reflecting an increase in earnings subject to tax.  Net earnings increased $2,345,000 from $10,854,000 to $13,199,000, or 22%.

Liquidity and Capital Resources

Net cash provided by operating activities was $35,806,000 and $40,935,000 for the three months ended April 4, 2010 and April 5, 2009, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first three months of 2010 were net earnings of $13,199,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in inventory levels and deposits with suppliers.  Of particular note during the first three months of 2009 were net earnings of $10,854,000 and lower accounts receivable levels stemming from cash collections on customer sales.

Net cash used in investing activities during the first three months of 2010 was $6,337,000, as compared to $8,515,000 used in investing activities during the first three months of 2009.  The change in investing activity cash flow is attributable to a decrease in net purchases of marketable securities, partially offset by an increase in acquisition of property, plant and equipment.

Cash flows from financing activities for the first three months of 2010 and 2009 primarily differed as a result of the $2.60 per share increase in the extra dividend paid during those periods.

Working capital decreased by $44,962,000 to $236,057,000 at April 4, 2010 for the reasons stated above.  The Company's current ratio was 4.9 to 1.0 at April 4, 2010 and 5.6 to 1.0 at December 31, 2009.

As of April 4, 2010, there was approximately $7,020,000 of open equipment purchase commitments to expand the product line in the Absorbent Products segment. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means.  The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first three months of 2010 were lower than those in the first three months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced.  The lower yields served to decrease interest income.  The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.2 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments.  Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges.  The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts.  All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2010 and 2009.  There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar.  To the extent there are further revaluations of the RMB vis-à-vis the U.S. dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of April 4, 2010.  The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended April 4, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note F to the Consolidated Financial Statements set forth under Part I - Item 1 above.

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

NATIONAL PRESTO INDUSTRIES, INC.

/S/ Maryjo Cohen
Maryjo Cohen, Chair of the Board, President, Chief Executive Officer (Principal Executive Officer), Director

/S/ Randy F. Lieble
Randy F. Lieble, Director, Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer

Date: May 14, 2010

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