Form 10-Q
period 2010-07-04
NATIONAL PRESTO INDUSTRIES INC
filed 2010-08-12
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  July 4, 2010

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

There were 6,862,985 shares of the Issuer's Common Stock outstanding as of August 1, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 4, 2010 and December 31, 2009
(Unaudited)
(Dollars in thousands)

	2010		2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$29,730		$48,974

Marketable securities		110,997		118,442

Accounts receivable, net		54,648		92,359

Inventories:
Finished goods	$40,327		$30,361

Work in process	32,718		31,229

Raw materials	9,019	82,064	6,985	68,575

Deferred tax assets		7,110		6,605

Other current assets		19,911		7,117

Total current assets		304,460		342,072

PROPERTY, PLANT AND EQUIPMENT	96,213		94,968

Less allowance for depreciation	45,345	50,868	46,120	48,848

GOODWILL		11,485		11,485

		$366,813		$402,405

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 4, 2010 and December 31, 2009
(Unaudited)
(Dollars in thousands)

	2010		2009
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$35,547		$37,903

Federal and state income taxes		1,515		6,291

Accrued liabilities		15,749		16,859
Total current liabilities		52,811		61,053

DEFERRED INCOME TAXES		5,381		5,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	2,516		2,037

Retained earnings	316,214		343,930

Accumulated other comprehensive income	460		643

	326,631		354,051

Treasury stock, at cost	18,010		18,179
Total stockholders' equity		308,621		335,872
		$366,813		$402,405

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months Ended July 4, 2010 and July 5, 2009
(Unaudited)

(In thousands except per share data)	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Net sales	$117,075	$103,161	$223,475	$211,087

Cost of sales	90,558	78,797	172,371	167,065

Gross profit	26,517	24,364	51,104	44,022

Selling and general expenses	3,311	4,887	7,833	8,968

Operating profit	23,206	19,477	43,271	35,054

Other income	636	876	1,389	1,985

Earnings before provision for income taxes	23,842	20,353	44,660	37,039

Income tax provision	8,867	7,007	16,486	12,839

Net earnings	$14,975	$13,346	$28,174	$24,200

Weighted average shares outstanding:
Basic	6,862	6,855	6,860	6,852
Diluted	6,863	6,855	6,861	6,852

Net earnings per share:
Basic	$2.18	$1.95	$4.11	$3.53
Diluted	$2.18	$1.95	$4.11	$3.53

Cash dividends declared and paid per common share	$-	$-	$8.15	$5.55

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 4, 2010 and July 5, 2009
(Unaudited)
(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net earnings	$28,174	$24,200
Adjustments to reconcile net earnings to net
Cash provided by (used in) operating activities:
Provision for depreciation	4,375	4,373
Other	(574)	406
Changes in:
Accounts receivable	37,711	19,084
Inventories	(13,489)	(17,428)
Other current assets	(12,794)	529
Accounts payable and accrued liabilities	(3,460)	1,477
Federal and state income taxes	(5,825)	(3,536)
Net cash provided by operating activities	34,118	29,105

Cash flows from investing activities:
Marketable securities purchased	(37,122)	(39,665)
Marketable securities - maturities and sales	44,284	48,904
Acquisition of property, plant and equipment	(6,405)	(2,133)
Sale of property, plant and equipment	1,362	66
Net cash provided by investing activities	2,119	7,172

Cash flows from financing activities:
Dividends paid	(55,889)	(38,008)
Other	408	243
Net cash used in financing activities	(55,481)	(37,765)

Net increase (decrease) in cash and cash equivalents	(19,244)	(1,488)
Cash and cash equivalents at beginning of period	48,974	24,692
Cash and cash equivalents at end of period	$29,730	$23,204

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – EARNINGS PER SHARE
The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to restricted stock, when dilutive.

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

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Quarter ended July 4, 2010
External net sales	$25,906	$72,102	$19,067	$117,075
Gross profit	5,726	19,113	1,678	26,517
Operating profit	3,187	17,459	2,560	23,206
Total assets	232,595	92,484	41,734	366,813
Depreciation	239	911	1,044	2,194
Capital expenditures	189	406	1,151	1,746

Quarter ended July 5, 2009
External net sales	$24,586	$59,645	$18,930	$103,161
Gross profit	6,478	15,121	2,765	24,364
Operating profit	3,798	13,472	2,207	19,477
Total assets	207,426	106,895	36,112	350,433
Depreciation	227	888	1,088	2,203
Capital expenditures	240	925	242	1,407

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Six Months ended July 4, 2010
External net sales	$54,914	$128,910	$39,651	$223,475
Gross profit	12,606	33,757	4,741	51,104
Operating profit	7,687	30,351	5,233	43,271
Total assets	232,595	92,484	41,734	366,813
Depreciation	462	1,826	2,087	4,375
Capital expenditures	670	1,157	4,578	6,405

Six Months ended July 5, 2009
External net sales	$48,706	$124,816	$37,565	$211,087
Gross profit	10,348	30,168	3,506	44,022
Operating profit	5,627	26,741	2,686	35,054
Total assets	207,426	106,895	36,112	350,433
Depreciation	440	1,758	2,175	4,373
Capital expenditures	489	1,284	360	2,133

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

At July 4, 2010 and December 31, 2009, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the table below.  Fair values are determined using significant other observable inputs (Level 2, as defined by FASB ASC 820), which include quoted prices in markets that are not active, quoted prices of similar securities, or other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 4, 2010
Tax-exempt Government Bonds	$107,392	$108,099	$772	$65
Certificates of Deposit	2,898	2,898	0	0
Total Marketable Securities	$110,290	$110,997	$772	$65

December 31, 2009
Tax-exempt Government Bonds	$114,754	$115,744	$1,015	$25
Certificates of Deposit	2,698	2,698	0	0
Total Marketable Securities	$117,452	$118,442	$1,015	$25

The Company considers the declines in market value of its marketable securities shown in the column headed “Gross Unrealized Losses” to be temporary in nature. The unrealized losses on the Company’s marketable securities, which are insignificant in relation to total marketable securities, were caused primarily by changes in market interest rates.  The Company typically invests in highly-rated securities with the objective of minimizing the potential risk of principal loss. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six month periods ended July 4, 2010 and July 5, 2009, the Company did not recognize any impairment charges on outstanding securities.  As of July 4, 2010 and December 31, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

Proceeds from sales of available-for-sale securities totaled $28,985,000 and $26,504,000 for the three month periods ended July 4, 2010 and July 5, 2009, and totaled $44,284,000 and $48,904,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains (losses) included in accumulated other comprehensive income were $35,000 and ($294,000) before taxes for the three month periods ended July 4, 2010 and July 5, 2009, and were ($283,000) and ($16,000) before taxes for the six month periods then ended, respectively.  No unrealized gains (losses) were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 4, 2010 are as follows: $28,306,000 within one year; $50,992,000 beyond one year to five years; $12,906,000 beyond five years to ten years, and $18,793,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE F – COMMITMENTS AND CONTINGENCIES
The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME
The $460,000 of accumulated comprehensive income at July 4, 2010 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments.  Total comprehensive income net of tax effect was $14,998,000 and $13,155,000 for the three month periods ended July 4, 2010 and July 5, 2009, respectively, and $27,991,000 and $24,190,000 for the six month periods ended July 4, 2010 and July 5, 2009, respectively.

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

In a letter dated March 30, 2009, the pension plan provided Amron with documentation stating that the cost to withdraw from the plan was $238,509.  In April 2009, a payment representing the settlement of the withdrawal liability was made in the same amount.  However, should all participants in the plan withdraw before the end of 2010, some portion of the plan liability could be reallocated to AMTEC. If that were to occur, AMTEC might be assessed retroactively for an additional withdrawal charge.  The amount of a potential additional withdrawal charge, if any, cannot be currently estimated.  The Company charged the cost of the withdrawal to operations in 2008.

The foregoing information for the periods ended July 4, 2010, and July 5, 2009, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2009 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2009 annual report on Form 10-K.  Interim results for the period are not indicative of those for the year.

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

Comparison of Second Quarter 2010 and 2009

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the Quarters ended July 4, 2010 and July 5, 2009.

On a consolidated basis, sales increased by $13,914,000 (14%), gross profit increased by $2,153,000 (9%), selling and general expense decreased by $1,576,000 (32%), and other income decreased by $240,000 (27%).  Earnings before the provision for income taxes increased by $3,489,000 (17%), as did net earnings by $1,629,000 (12%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $1,320,000 from $24,586,000 to $25,906,000, or 5%, primarily as a result of an increase in unit shipments.  Defense net sales increased by $12,457,000 from $59,645,000 to $72,102,000, or 21%, primarily reflecting an increase in shipments under the 40mm Systems program with the Army.  Absorbent Products net sales increased by $137,000 from $18,930,000 to $19,067,000, or 1%, reflecting an increase in shipments that were almost completely offset by the absence of a favorable one-time negotiated adjustment from the prior year’s second quarter of $726,000.

Housewares/Small Appliance gross profits decreased $752,000 from $6,478,000 (26% of sales) to $5,726,000 (22% of sales), or 12%, primarily reflecting increased commodity and freight costs.  Defense gross profits increased $3,992,000 from $15,121,000 (25% of sales) from the prior year's quarter to $19,113,000 (27% of sales), or 26%, in largest part due to the increased 40mm System shipments.  Absorbent Products gross profits decreased $1,087,000 from $2,765,000 (15% of sales) to $1,678,000 (9% of sales), or 39%, approximately half of which reflected increased commodity costs, with the remainder primarily attributable to the absence of last year’s negotiated adjustment mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment decreased $141,000, primarily reflecting changes in self-insurance accruals.  Defense selling and general expenses were essentially flat.  Absorbent Products selling and general expenses decreased $1,440,000, primarily reflecting $1,311,000 of gains on the sale of obsolete equipment.

The above items were responsible for the change in operating profit.

Other income decreased $240,000, due primarily to lower interest income resulting from decreased yields.

Earnings before provision for income taxes increased $3,489,000 from $20,353,000 to $23,842,000.  The provision for income taxes increased from $7,007,000 to $8,867,000, which resulted in an effective income tax rate increase from 34% to 37%, primarily reflecting an increase in earnings subject to tax.  Net earnings increased $1,629,000 from $13,346,000 to $14,975,000, or 12%.

Comparison of First Six Months 2010 and 2009

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the First Six Months ended July 4, 2010 and July 5, 2009.

On a consolidated basis, sales increased by $12,388,000 (6%), gross profit increased by $7,082,000 (16%), selling and general expense decreased by $1,135,000 (13%), and other income decreased by $596,000 (30%).  Earnings before the provision for income taxes increased by $7,621,000 (21%), as did net earnings by $3,974,000 (16%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $6,208,000 from $48,706,000 to $54,914,000, or 13%, primarily as a result of an increase in unit shipments.  Defense net sales increased by $4,094,000 from $124,816,000 to $128,910,000, or 3%, primarily reflecting an increase in unit shipments.  Absorbent Products net sales increased by $2,086,000 from $37,565,000 to $39,651,000, or 6%, the bulk of which stemmed from an increase in unit shipments.

Housewares/Small Appliance gross profits increased $2,258,000 from $10,348,000 (21% of sales) to $12,606,000 (23% of sales), or 22%, primarily reflecting the sales increase mentioned above.  Defense gross profits increased $3,589,000 from $30,168,000 (24% of sales) from the prior year to $33,757,000 (26% of sales), or 12%, reflecting the sales increase mentioned above, decreased material costs, and a more favorable product mix.  Absorbent Products gross profits increased $1,235,000 from $3,506,000 (9% of sales) to $4,741,000 (12% of sales), or 35%, primarily reflecting decreased costs during the initial quarter of the year.

Selling and general expenses for the Housewares/Small Appliance segment increased $198,000, primarily reflecting adjustments to the self-insurance accruals.  Defense selling and general expenses were essentially flat.  Absorbent Products selling and general expenses decreased $1,312,000, primarily reflecting $1,351,000 of gains on the sale of obsolete equipment.

The above items were responsible for the change in operating profit.

Other income decreased $596,000, due primarily to lower interest income resulting from decreased yields.

Earnings before provision for income taxes increased $7,621,000 from $37,039,000 to $44,660,000.  The provision for income taxes increased from $12,839,000 to $16,486,000, which resulted in an effective income tax rate increase from 35% to 37%, primarily reflecting an increase in earnings subject to tax.  Net earnings increased $3,974,000 from $24,200,000 to $28,174,000, or 16%.

Liquidity and Capital Resources

Net cash provided by operating activities was $34,118,000 and $29,105,000 for the six months ended July 4, 2010 and July 5, 2009, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first six months of 2010 were net earnings of $28,174,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in inventory levels and deposits with suppliers.  Of particular note during the first six months of 2009 were net earnings of $24,200,000 and lower accounts receivable levels stemming from cash collections on customer sales, which were partially offset by an increase in inventory levels.

Net cash provided by investing activities during the first six months of 2010 was $2,119,000, as compared to $7,172,000 during the first six months of 2009.  The change in investing activity cash flow is attributable to a decrease in net maturities/sales of marketable securities, augmented by an increase in the acquisition of property, plant and equipment.

Cash flows from financing activities for the first six months of 2010 and 2009 primarily differed as a result of the $2.60 per share increase in the extra dividend paid during those periods.

Working capital decreased by $29,370,000 to $251,649,000 at July 4, 2010 for the reasons stated above.  The Company's current ratio was 5.8 to 1.0 at July 4, 2010 and 5.6 to 1.0 at December 31, 2009.

As of July 4, 2010, there was approximately $11,020,000 of open equipment purchase commitments to expand the product line in the Absorbent Products segment. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means.  The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first six months of 2010 were lower than those in the first six months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced.  The lower yields served to decrease interest income.  The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of July 4, 2010.  The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended July 4, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note F to the Consolidated Financial Statements set forth under Part I - Item 1 above.

ITEM 6.  EXHIBITS

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 10.1	Incentive Compensation Plan
Exhibit 10.2	Form of Restricted Stock Award Agreement
Exhibit 10.3	Form of Material Contract for Retired Executive Officer - incorporated by reference from Exhibit 10.3 of the Company's annual report on Form 10-K for the year ended December 31, 2006
Exhibit 11	Statement regarding computation of per share earnings
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

/s/ Maryjo Cohen
Name Maryjo Cohen, Chair of the Board, President, Chief Executive Officer (Principal Executive Officer), Director

/s/ Randy F. Lieble
Randy F. Lieble, Director, Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer

Date: August 12, 2010

National Presto Industries, Inc.
Exhibit Index

Exhibit Number	Exhibit Description

10.1	Incentive Compensation Plan

10.2	Form of Restricted Stock Award Agreement

11	Computation of Earnings per Share

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002