Form 10-Q
period 2010-10-02
NATIONAL PRESTO INDUSTRIES INC
filed 2010-11-12
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED  October 3, 2010

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

There were 6,864,080 shares of the Issuer's Common Stock outstanding as of November 1, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 3, 2010 and December 31, 2009
(Unaudited)
(Dollars in thousands)

	2010		2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$16,975		$48,974

Marketable securities		114,396		118,442

Accounts receivable, net		65,611		92,359

Inventories:
Finished goods	$50,165		$30,361

Work in process	34,375		31,229

Raw materials	10,782	95,322	6,985	68,575

Deferred tax assets		7,110		6,605

Other current assets		17,082		7,117

Total current assets		316,496		342,072

PROPERTY, PLANT AND EQUIPMENT	103,378		94,968

Less allowance for depreciation	47,305	56,073	46,120	48,848

GOODWILL		11,485		11,485

		$384,054		$402,405

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 3, 2010 and December 31, 2009
(Unaudited)
(Dollars in thousands)

	2010		2009
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$39,230		$37,903

Federal and state income taxes		1,553		6,291

Accrued liabilities		16,007		16,859

Total current liabilities		56,790		61,053

DEFERRED INCOME TAXES		5,352		5,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	2,614		2,037

Retained earnings	329,428		343,930

Accumulated other comprehensive income	405		643

Treasury stock, at cost	339,888		354,051

	17,976		18,179
Total stockholders' equity		321,912		335,872

		$384,054		$402,405

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Nine Months Ended October 3, 2010 and October 4, 2009
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Net sales	$113,547	$116,392	$337,022	$327,479

Cost of sales	89,184	87,448	261,555	254,513

Gross profit	24,363	28,944	75,467	72,966

Selling and general expenses	4,237	4,400	12,070	13,368

Operating profit	20,126	24,544	63,397	59,598

Other income	570	749	1,959	2,734

Earnings before provision for income taxes	20,696	25,293	65,356	62,332

Income tax provision	7,483	8,588	23,969	21,427

Net earnings	$13,213	$16,705	$41,387	$40,905

Weighted average shares outstanding:
Basic	6,863	6,856	6,861	6,853
Diluted	6,865	6,856	6,862	6,853

Net earnings per share:
Basic	$1.93	$2.44	$6.03	$5.97
Diluted	$1.92	$2.44	$6.03	$5.97

Cash dividends declared and paid per common share	$-	$-	$8.15	$5.55

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 3, 2010 and October 4, 2009
(Unaudited)
(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net earnings	$41,387	$40,905
Adjustments to reconcile net earnings to net
Cash provided by (used in) operating activities:
Provision for depreciation	6,566	6,537
Other	(387)	477
Changes in:
Accounts receivable	26,748	7,348
Inventories	(26,747)	(29,715)
Other current assets	(9,965)	976
Accounts payable and accrued liabilities	493	372
Federal and state income taxes	(5,800)	(392)
Net cash provided by operating activities	32,295	26,508

Cash flows from investing activities:
Marketable securities purchased	(45,064)	(47,246)
Marketable securities - maturities and sales	48,743	65,232
Acquisition of property, plant and equipment	13,858)	(2,522)
Sale of property, plant and equipment	1,366	72
Net cash provided by (used in) investing activities	(8,813)	15,536

Cash flows from financing activities:
Dividends paid	(55,889)	(38,008)
Other	408	243
Net cash used in financing activities	(55,481)	(37,765)

Net increase (decrease) in cash and cash equivalents	(31,999)	4,279
Cash and cash equivalents at beginning of period	48,974	24,692
Cash and cash equivalents at end of period	$16,975	$28,971

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

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Quarter ended October 3, 2010
External net sales	$37,212	$56,200	$20,135	$113,547
Gross profit	8,209	14,693	1,461	24,363
Operating profit	6,057	13,088	981	20,126
Total assets	243,740	89,760	50,554	384,054
Depreciation	243	912	1,036	2,191
Capital expenditures	205	492	6,756	7,453

Quarter ended October 4, 2009
External net sales	$36,065	$61,566	$18,761	$116,392
Gross profit	10,664	15,256	3,024	28,944
Operating profit	8,485	13,426	2,633	24,544
Total assets	228,688	105,470	35,127	369,285
Depreciation	240	898	1,026	2,164
Capital expenditures	315	(76)	150	389

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Nine Months ended October 3, 2010
External net sales	$92,126	$185,110	$59,786	$337,022
Gross profit	20,815	48,450	6,202	75,467
Operating profit	13,744	43,439	6,214	63,397
Total assets	243,740	89,760	50,554	384,054
Depreciation	705	2,738	3,123	6,566
Capital expenditures	875	1,649	11,334	13,858

Nine Months ended October 4, 2009
External net sales	$84,771	$186,382	$56,326	$327,479
Gross profit	21,012	45,424	6,530	72,966
Operating profit	14,112	40,167	5,319	59,598
Total assets	228,688	105,470	35,127	369,285
Depreciation	680	2,656	3,201	6,537
Capital expenditures	804	1,208	510	2,522

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

At October 3, 2010 and December 31, 2009, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the table below.  Fair values are determined using significant other observable inputs (Level 2, as defined by FASB ASC 820), which include quoted prices in markets that are not active, quoted prices of similar securities, or other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
			Gross	Gross
	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
October 3, 2010
Tax-exempt Government Bonds	$111,122	$111,745	$660	$37
Certificates of Deposit	2,651	2,651	0	0
Total Marketable Securities	$113,773	$114,396	$660	$37

December 31, 2009
Tax-exempt Government Bonds	$114,754	$115,744	$1,015	$25
Certificates of Deposit	2,698	2,698	0	0
Total Marketable Securities	$117,452	$118,442	$1,015	$25

The Company considers the declines in market value of its marketable securities shown in the column headed “Gross Unrealized Losses” to be temporary in nature. The unrealized losses on the Company’s marketable securities, which are insignificant in relation to total marketable securities, were caused primarily by changes in market interest rates.  The Company typically invests in highly-rated securities with the objective of minimizing the potential risk of principal loss. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine month periods ended October 3, 2010 and October 4, 2009, the Company did not recognize any impairment charges on outstanding securities.  As of October 3, 2010 and December 31, 2009, the Company did not consider any of its investments to be other-than-temporarily impaired.

Proceeds from sales of available-for-sale securities totaled $4,459,000 and $16,328,000 for the three month periods ended October 3, 2010 and October 4, 2009, and totaled $48,743,000 and $65,232,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains (losses) included in accumulated other comprehensive income were ($84,000) and $50,000 before taxes for the three month periods ended October 3, 2010 and October 4, 2009, and were ($367,000) and $34,000 before taxes for the nine month periods then ended, respectively.  No unrealized gains (losses) were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at October 3, 2010 are as follows: $40,019,000 within one year; $46,344,000 beyond one year to five years; $8,605,000 beyond five years to ten years, and $19,428,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE F – COMMITMENTS AND CONTINGENCIES
The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME
The $405,000 of accumulated comprehensive income at October 3, 2010 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments.  Total comprehensive income net of tax effect was $13,159,000 and $16,737,000 for the three month periods ended October 3, 2010 and October 4, 2009, respectively, and $41,150,000 and $40,927,000 for the nine month periods ended October 3, 2010 and October 4, 2009, respectively.

NOTE H – ADOPTION OF NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, to provide amendments to Subtopic 820-10 that require new disclosures about transfers into and out of Level 1 and Level 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  Specifically, for assets and liabilities that are measured at fair value on a recurring basis in periods after initial recognition (e.g., trading securities), this ASU requires: separate disclosure of the amount of significant transfers between Levels 1 and 2 and a description of the reasons for the transfers; and separate information about purchases, sales, issuances, and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements valued using significant unobservable inputs.  ASU 2010-06 clarifies existing disclosures as follows:

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

The foregoing information for the periods ended October 3, 2010, and October 4, 2009, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2009 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2009 annual report on Form 10-K.  Interim results for the period are not indicative of those for the year.

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

Comparison of Third Quarter 2010 and 2009

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the Quarters ended October 3, 2010 and October 4, 2009.

On a consolidated basis, sales decreased by $2,845,000 (2%), gross profit decreased by $4,581,000 (16%), selling and general expense decreased by $163,000 (4%), and other income decreased by $179,000 (24%).  Earnings before the provision for income taxes decreased by $4,597,000 (18%), as did net earnings by $3,492,000 (21%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $1,147,000 from $36,065,000 to $37,212,000, or 3%, primarily as a result of an increase in unit shipments.  Defense net sales decreased by $5,366,000 from $61,566,000 to $56,200,000, or 9%, primarily reflecting a decrease in unit shipments and a less favorable product mix.  Absorbent Products net sales increased by $1,374,000 from $18,761,000 to $20,135,000, or 7%, which primarily reflected an increase in shipments.

Housewares/Small Appliance gross profits decreased $2,455,000 from $10,664,000 to $8,209,000, or 23%, primarily reflecting increased commodity and freight costs.  Defense gross profits decreased $563,000 from $15,256,000 from the prior year's quarter to $14,693,000, or 4%, in largest part due to the sales decrease mentioned above.  Absorbent Products gross profits decreased $1,563,000 from $3,024,000 to $1,461,000, or 52%, primarily reflecting increased commodity costs.

Selling and general expenses for the Housewares/Small Appliance and Absorbent Products segments were essentially flat.  Defense selling and general expenses decreased $225,000, primarily reflecting decreased compensation-related accruals.

The above items were responsible for the change in operating profit.

Other income decreased $179,000, due primarily to lower interest income resulting from decreased yields.

Earnings before provision for income taxes decreased $4,597,000 from $25,293,000 to $20,696,000.  The provision for income taxes decreased from $8,588,000 to $7,483,000, which resulted in an effective income tax rate increase from 34% to 36%, primarily reflecting an increase in earnings subject to tax.  Net earnings decreased $3,492,000 from $16,705,000 to $13,213,000, or 21%.

Comparison of First Nine Months 2010 and 2009

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the First Nine Months ended October 3, 2010 and October 4, 2009.

On a consolidated basis, sales increased by $9,543,000 (3%), gross profit increased by $2,501,000 (3%), selling and general expense decreased by $1,298,000 (10%), and other income decreased by $775,000 (28%).  Earnings before the provision for income taxes increased by $3,024,000 (5%), as did net earnings by $482,000 (1%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $7,355,000 from $84,771,000 to $92,126,000, or 9%, primarily as a result of an increase in unit shipments.  Defense net sales decreased by $1,272,000 from $186,382,000 to $185,110,000, or 1%, primarily reflecting a decrease in unit shipments.  Absorbent Products net sales increased by $3,460,000 from $56,326,000 to $59,786,000, or 6%, which primarily reflected an increase in shipments.

Housewares/Small Appliance gross profits decreased $197,000 from $21,012,000 to $20,815,000, or 1%, primarily reflecting increased commodity and freight costs, which were almost completely offset by the increase in sales mentioned above.  Defense gross profits increased $3,026,000 from $45,424,000 from the prior year to $48,450,000, or 7%, reflecting decreased material costs and a more favorable product mix, approximately 10% of which was offset by the decrease in sales mentioned above.  Absorbent Products gross profits decreased $328,000 from $6,530,000 to $6,202,000, or 5%, primarily reflecting increased commodity costs, approximately half of which were offset by the increase in sales mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment increased $171,000, approximately half of which reflected increased compensation costs, with the balance largely attributable to changes in professional fee accruals.  Defense selling and general expenses decreased $246,000, reflecting changes in compensation and health care cost accruals, with the latter partially offsetting the former by approximately 14%.  Absorbent Products selling and general expenses decreased $1,223,000, reflecting a comparative increase in net gains on the sale of obsolete equipment of $1,568,000, partially offset primarily by increases in compensation and travel costs related to an augmented sales force.

The above items were responsible for the change in operating profit.

Other income decreased $775,000, due primarily to lower interest income resulting from decreased yields.

Earnings before provision for income taxes increased $3,024,000 from $62,332,000 to $65,356,000.  The provision for income taxes increased from $21,427,000 to $23,969,000, which resulted in an effective income tax rate increase from 34% to 37%, primarily reflecting an increase in earnings subject to tax.  Net earnings increased $482,000 from $40,905,000 to $41,387,000, or 1%.

Liquidity and Capital Resources

Net cash provided by operating activities was $32,295,000 and $26,508,000 for the nine months ended October 3, 2010 and October 4, 2009, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first nine months of 2010 were net earnings of $41,387,000, an increase in inventory levels and deposits with suppliers, partially offset by a decrease in accounts receivable levels stemming from cash collections on customer sales.  Of particular note during the first nine months of 2009 were net earnings of $40,905,000 and an increase in inventory levels, partially offset by lower accounts receivable levels stemming from cash collections on customer sales.

Net cash used in investing activities during the first nine months of 2010 was $8,813,000, as compared to $15,536,000 provided by investing activities during the first nine months of 2009.  The change in investing activity cash flow is attributable to a decrease in net maturities/sales of marketable securities, augmented by an increase in the acquisition of property, plant and equipment.

Cash flows from financing activities for the first nine months of 2010 and 2009 primarily differed as a result of the $2.60 per share increase in the extra dividend paid during those periods.

Working capital decreased by $21,313,000 to $259,706,000 at October 3, 2010 for the reasons stated above.  The Company's current ratio was 5.6 to 1.0 at both October 3, 2010 and December 31, 2009.

As of October 3, 2010, there was approximately $3,343,000 of open equipment purchase commitments to expand the product line in the Absorbent Products segment. The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means.  The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first nine months of 2010 were lower than those in the first nine months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced.  The lower yields served to decrease interest income.  The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of October 3, 2010.  The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended October 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note F to the Consolidated Financial Statements set forth under Part I - Item 1 above.

ITEM 6.  EXHIBITS

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 10.1	Incentive Compensation Plan - incorporated by reference from Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended July 4, 2010
Exhibit 10.2	Form of Restricted Stock Award Agreement - incorporated by reference from Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended July 4, 2010
Exhibit 10.3	Form of Material Contract for Retired Executive Officer - incorporated by reference from Exhibit 10.3 of the Company's annual report on Form 10-K for the year ended December 31, 2006
Exhibit 11	Statement regarding computation of per share earnings
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

By:	/S/ Maryjo Cohen
Maryjo Cohen, Chair of the Board,
President, Chief Executive Officer
(Principal Executive Officer), Director

/S/ Randy F. Lieble
Randy F. Lieble, Director, Vice President,
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: November 12, 2010

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