Form 10-K
period 2010-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2011-03-16
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorted period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Accelerated filer	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $447,942,427.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 4, 2011 was 6,865,150.

The Registrant has incorporated in Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2011 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

A. DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company" or “National Presto”) consists of three business segments.  For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements.  The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances.  The Defense Products segment manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases, and performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the U.S. government and prime contractors.  The Absorbent Products segment manufactures and sells primarily private label adult incontinence products and diapers.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control single thermostatic control line of skillets in several sizes, griddles, woks and multi-purpose cookers; deep fryers of various sizes; waffle makers; pizza ovens; slicer/shredders; electric heaters; corn poppers (hot air and microwave); microwave bacon cookers; coffeemakers and coffeemaker accessories; electric tea kettles; electric knife sharpeners; shoe polishers; and timers.  Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2010, approximately 15% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 17% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, tea kettles, electric stainless steel appliances, non-cast fryers and heaters).  For the year ended December 31, 2009, approximately 16% of consolidated net sales were provided by cast products, and approximately 14% by noncast/thermal appliances.  For the year ended December 31, 2008, approximately 16% of consolidated net sales were provided by cast products, and approximately 14% by noncast/thermal appliances.
For the years ended December 31, 2010, 2009, and 2008,  this segment had one customer which accounted for 10% or more of Company consolidated net sales.  That customer was Wal-Mart Stores, Inc. which accounted for 11% of consolidated net sales in 2010, 2009, and 2008.  The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

Products are sold directly to retailers throughout the United States and Canada and also through independent distributors.  Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them.  The loss of, or material reduction in, business from any of the Company's major customers could adversely affect the Company's business.  Most housewares and electrical appliances are sourced from vendors in the Orient.  (See Note J to the Consolidated Financial Statements).

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

Research and development costs related to new product development for the years 2010, 2009, and 2008 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

2. Defense Products Segment

AMTEC Corporation was acquired on February 24, 2001, and manufactures 40mm ammunition, and precision mechanical and electro-mechanical products for the U.S. Department of Defense (DOD) and DOD prime contractors.  AMTEC’s 75,000 square foot manufacturing facility located in Janesville, Wisconsin is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators).  AMTEC is also the majority prime contractor for the 40mm ammunition system to the DOD (more fully described below).

Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors.  Spectra maintains 314,000 square feet of space located in East Camden, Arkansas, dedicated primarily to Load, Assemble and Pack (LAP) type work and during 2008 completed a facility which enabled it to begin performance in 2008 of LAP work for the 40mm systems program previously mentioned and referenced below.

Amron, a division of AMTEC, holds the assets that were purchased from Amron LLC on January 30, 2006.  Amron manufactures cartridge cases used in medium caliber ammunition (20mm, 25mm, 30mm and 40mm) primarily for the DOD and DOD prime contractors, which includes the 40mm systems program previously mentioned and referenced below.  The Amron manufacturing facility is 208,000 square feet and is located in Antigo, Wisconsin.

The Defense Products segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price.  This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years.  AMTEC was awarded the majority share of requirements, and the Army estimated the total for the two contract awards, if all of the options were fully exercised, to be $1.3 billion.  AMTEC projects that its deliveries under the contract will exceed $667,000,000.  Deliveries under the system program were $139,700,000 during 2010.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original 5-year contract, AMTEC was awarded the majority share of the 40mm requirement.  The first year requirements awarded to AMTEC under the new five-year contract exceeded $183,400,000.  The actual and cumulative dollar volume with the Army over the remaining four years of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense.

During 2010, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the newest contract apply to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination.

3. Absorbent Products Segment

The first Absorbent Products segment business (Presto Absorbent Products, Inc.) was formed on November 21, 2001 to purchase assets from RMED International, a company that manufactured primarily private label diapers.  On October 6, 2003, the Company purchased the assets of NCN Hygienic Products, Inc., a Marietta, Georgia company which manufactured adult incontinence products and pads for dogs, which were likewise primarily private label products.  Focus continues to be on private label, although branded product is produced under the “PRESTO” label.  The absorbent products business is capital intensive and substantial investment in new equipment was made during 2004 and 2005.  New absorbent product equipment is extremely complex.  Not only is considerable time required to secure and install the equipment, but even more time is required to develop the requisite employee skill sets to utilize the equipment efficiently.  Sales channels must be in place to sell the increased production that results from new equipment and improved efficiency in operations.

During the fourth quarter of 2006, in order to enhance the Absorbent Products segment’s long-term manufacturing efficiencies, the Company decided to consolidate its adult incontinence production capabilities and, as a result, began the process of relocating its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility.  In addition, the Company made a decision to discontinue the manufacture of dog pads, a business which did not fit the long-term Absorbent Products segment strategy.  This transition was largely completed by the end of the first quarter of 2007.

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

For the years ended December 31, 2010, 2009, and 2008, this segment had one customer, Medline Industries Holdings LP, which accounted for 11%, 12%, and 12%, respectively, of consolidated net sales.  The loss of Medline Industries Holdings LP as a customer would have a material adverse effect on the segment.  On July 31, 2009, the term of the contract with Medline expired.  Subsequently, in September 2009, the Company entered into a two-year private label manufacturing agreement, which provides a framework for the ongoing relationship with Medline.  The contract ends in September 2011.  At this point, there is no commitment to extend the term of the contract.  In addition, Medline is in the process of building its own absorbent products facility that could begin operation as early as fourth quarter 2011.  It has advised the segment, however, that the new facility will not affect its business with the segment in 2011 and that it intends to continue purchasing product from the segment after the facility is in full operation.  The segment also has implemented a program to further diversify its absorbent products customer base.

The segment, which enjoyed its first truly profitable year in 2009, has been experiencing capacity constraints and has received Board authorization for a $30 million expansion.  To date, it has ordered one multi-million dollar machine, which will be installed in the Eau Claire, Wisconsin facility during March of 2011, begun construction of a warehouse addition to the current facility in Eau Claire, and is in the process of installing an automated handling system.  All should be in operation in the second quarter of 2011.

B.  OTHER COMMENTS

1. Sources and Availability of Materials

See Note J to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses

Patents, particularly on new products, trademarks and know-how are considered significant.  The Company's current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress).  Removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights.  The Company has dozens of U.S. and foreign patents pending and granted.  Of those U.S. patents granted, the following is a non-exhaustive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents):  Quick Release Appliance Cord Assemblies (US 6,719,576 and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,740 and 6,354,194, March 2019), Food Processor (5,680,997, October 2014), Microwave Corn Popper Device and Methods (5,397,879, November 2013), Heater (D456,500, April 2016), and Parabolic Heater (D456,067, April 2016).  To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.  The Defense and Absorbent Products segments do not currently hold patents, trademarks, and licenses which would be deemed significant to their respective operations.

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

Based on factors known as of December 31, 2010, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company

As of December 31, 2010, the Company had 1,053 employees compared to 1,060 employees at the end of December 2009.

Approximately 214 employees of Amron are members of the United Steel Workers union.  The contract between Amron and the union is effective through February 28, 2015.

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

The contract backlog of the Defense segment was approximately $329,000,000, $274,000,000, and $265,000,000 at December 31, 2010, 2009, and 2008 respectively, net of intercompany sales.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be performed during a 12 to 18-month period, after December 31, 2010.

Shipment of Absorbent Products typically occurs within 15 to 30 days from receipt of an order and thus there is usually no substantial long term backlog of orders.

C.  AVAILABLE INFORMATION

The Company has a web site at www.gopresto.com.  The contents of the Company's web site are not part of, nor are they incorporated by reference into, this annual report.

The Company makes available on its web site its annual reports on Form 10-K or 10-K/A.  It does not provide its quarterly reports on Form 10-Q, current reports on Form 8-K, or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on its web site.  These reports are readily available to the public on the SEC web site at www.sec.gov, and can be located with ease using the link provided on the Company’s web site.   The Company also provides paper copies of its annual report free of charge upon request.

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

Wal-Mart has accounted for more than 10% of consolidated net sales in each of the last three fiscal years.  Although the Company has a long-established relationship with this customer, it does not have any long-term supply agreement or guaranty of minimum purchases.  As a result, the customer may fail to place planned orders, change planned quantities, delay purchases, or change its product assortment for reasons beyond its control.  Similarly, the loss of or material reduction in, business from any of this segment’s other key customers could prove detrimental to the segment’s operating results.

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
The housewares/small appliance industry continues to consolidate, which could ultimately impede the Company’s ability to secure product placement at key customers.

The housewares/small appliance industry continues to consolidate, which could ultimately impede the Company's ability to secure product placement at key customers.

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

In April 2005, AMTEC Corporation was selected as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for the Army’s five year 40mm systems program.  AMTEC projects that its deliveries to the Army over the life of the contract will exceed $667,000,000.  Deliveries under the systems program were $139,700,000 during 2010.  In February 2010 the Army awarded AMTEC a new contract for an additional five-year period. As in the original contract, AMTEC and one other prime contractor will be responsible for supplying all of the requirements for the 40mm family of ammunition rounds.  The actual annual and cumulative dollar volume with the Army will be dependent on military requirements and funding.

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

Substantially all of the Company’s U.S. government contracts are being performed on fixed-price basis.  Under fixed-price contracts, the Company agrees to perform the work for a fixed price, subject to limited escalation provisions on specified raw materials.  Thus it bears the risk that any increases or unexpected costs may reduce profits or potentially cause losses on the contract, which could have a material adverse effect on results of operations and financial condition.  That risk is potentially compounded by the political actions under consideration by federal and state governments, including climate change legislation and regulation, which could have an impact if enacted or promulgated on the availability of affordable labor, energy and ultimately, materials, as the effects of the legislation/regulation ripple throughout the economy. In addition, products are accepted by test firing samples from a production lot.  Lots typically constitute a sizable amount of product.  Should a sample not fire as required by the specifications, the cost to rework or scrap the entire lot could be substantial.

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

One customer, Medline Industries Holdings LP, has accounted for more than 10% of consolidated net sales in each of the last three fiscal years.  In September of 2009, the Company entered a two-year private label manufacturing agreement with Medline.  The agreement provides a framework for an ongoing relationship between the parties and ends in September 2011.  The loss of this customer, as well as the loss of other key customers, could have a material adverse effect on the segment’s results of operations and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

The Company's Eau Claire facility is approximately 454,000 square feet with an addition of approximately 66,000 square feet scheduled for completion during the early spring of 2011.  Presto Absorbent Products, Inc. leases approximately 314,000 square feet of this area.  The Company's corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin and East Camden, Arkansas and two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment.

The Janesville, Wisconsin facility is comprised of approximately 75,000 square feet and the Antigo, Wisconsin facility is comprised of approximately 208,000 square feet. The East Camden, Arkansas operation leases approximately 314,000 square feet.

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

ITEM 3.  LEGAL PROCEEDINGS

See Note I to the Consolidated Financial Statements.

See Item 1-B-3 of this Form 10-K and Note K to the Consolidated Financial Statements for information regarding certain environmental matters.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2010			2009
	Applicable	Market Price		Applicable	Market Price
	Dividends Paid			Dividends Paid
	per Share	High	Low	per Share	High	Low

First Quarter	$8.15	$130.58	$108.11	$5.55	$80.95	$46.60
Second Quarter	-	117.99	90.61	-	85.50	60.17
Third Quarter	-	110.35	89.50	-	87.99	72.33
Fourth Quarter	-	134.40	105.40	-	111.85	84.26

Full Year	$8.15	$134.40	$89.50	$5.55	$111.85	$46.60

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 4, 2011, there were 354 holders of record of the Company’s common stock.  This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2010, the Company did not purchase any of its equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2010	2009	2008	2007	2006
Net sales	$479,000	$478,468	$448,253	$421,287	$304,587

Net earnings	$63,531	$62,576	$44,183	$38,623	$27,960

Net earnings per share - Basic & Diluted	$9.26	$9.13	$6.45	$5.65	$4.09

Total assets	$415,133	$402,405	$365,883	$374,676	$344,976

Dividends paid per common share applicable to current year
Regular	$1.00	$1.00	$1.00	$0.95	$0.92
Extra	7.15	4.55	3.25	2.85	1.20
Total	$8.15	$5.55	$4.25	$3.80	$2.12

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2010 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 17, 2011, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues; work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts; failure of subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge.

2010 COMPARED TO 2009

Readers are directed to Note L, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2010 and 2009.

On a consolidated basis, sales increased by $532,000 (less than 1%), gross margins increased by $3,482,000 (3%), and selling and general expense decreased by $2,253,000 (12%).  Other income, principally interest, decreased by $777,000 (26%), while earnings before provision for income taxes increased by $4,958,000 (5%), and net earnings increased by $955,000 (2%).  Details concerning these changes can be found in the comments by segment found below.

Housewares/Small Appliances net sales increased $7,458,000 from $150,016,000 to $157,474,000, or 5%, which was primarily attributable to an increase in units shipped.  A portion of the increase was due to heavy first quarter 2010 shipments occasioned by low year-end 2009 retail inventories. Shipments during that quarter increased by $4,888,000 over the comparable quarter of the prior year.  As retail inventories at year-end 2010 were balanced to heavy, similar such shipments are not expected during first quarter 2011.    Defense net sales decreased by $13,027,000, from $253,789,000 to $240,762,000, or 5%, primarily reflecting a decrease in unit shipments.  Absorbent Products net sales increased by $6,101,000 from $74,663,000 to $80,764,000, or 8%, primarily from an increase in unit shipments.

Housewares/Small Appliance gross profit decreased $3,304,000 from $40,336,000 (27% of sales) in 2009 to $37,032,000 (24% of sales) in 2010, primarily reflecting increased commodity and freight costs, offset in part by the increase in sales mentioned above.  Defense gross profit increased $6,205,000 from $61,866,000 (24% of sales) to $68,071,000 (28% of sales), reflecting decreased material costs and a more favorable product mix, offset in part by the decrease in sales mentioned above.  Absorbent products gross profit increased $581,000, from $7,890,000 (11% of sales) to $8,471,000 (11% of sales).  But for differences in year to year supplier rebate timing of $802,000, gross margins would have decreased as a result of increased commodity costs.  Further commodity and freight cost increases are anticipated during the upcoming year.  Effects of the increases are expected to have a deleterious impact on all three business segments, but in particular Housewares/Small Appliance and Absorbent Products.  Offsetting price increases are not expected.

Selling and general expenses for the Housewares/Small Appliance segment decreased $572,000 from the prior year’s levels.  Significant items were a decrease in employee benefit cost accruals of $624,000 and advertising costs of $225,000, partially offset by an increase in environmental expenditures of $167,000.  Defense segment selling and general expenses decreased $415,000, primarily reflecting the absence of certain prior year incentive compensation accruals.  Selling and general expenses for the Absorbent Products segment decreased $1,266,000, reflecting a comparative increase in net gains on the sale of obsolete equipment of $1,588,000, partially offset primarily by increases in compensation and travel costs related to an augmented sales force.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $4,958,000 from $94,397,000 to $99,355,000.  The provision for income taxes increased from $31,821,000 to $35,824,000, which resulted in an effective income tax rate increase from 34% to 36% reflecting, in largest part, an increase in state income tax rates, augmented by an increase in earnings subject to tax.  Net earnings increased $955,000 from $62,576,000 to $63,531,000.

2009 COMPARED TO 2008

Readers are directed to Note L, “Business Segments” for data on the financial results of the Company’s three business segments for the years ended December 31, 2009 and 2008.

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

Selling and general expenses for the Housewares/Small Appliance segment increased $619,000 from the prior year’s levels, reflecting, in largest part, an increase in employee compensation and benefit costs.  Defense segment selling and general expenses increased $361,000, primarily reflecting an increase in compensation of $599,000 commensurate with the continued growth of the segment, partly offset by the absence of the prior year’s provision of $348,000 for the Amron division’s withdrawal from a multi-employer pension plan.  (See Note G to the Consolidated Financial Statements.)  Selling and general expenses for the Absorbent Products segment increased $806,000, primarily reflecting increased compensation of $230,000 related to an augmented sales force and losses of $294,000 on the write-off of equipment that was no longer used for operations.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $26,846,000 from $67,551,000 to $94,397,000.  The provision for income taxes increased from $23,368,000 to $31,821,000, which resulted in an effective income tax rate decrease from 35% to 34% reflecting, in largest part, both a decrease in the ratio of tax-exempt earnings to taxable earnings, as well as a decrease in actual tax-exempt earnings incident to reduced yields.  Net earnings increased $18,393,000 from $44,183,000 to $62,576,000.

LIQUIDITY AND CAPITAL RESOURCES

2010 COMPARED TO 2009

Cash provided by operating activities was $57,768,000 during 2010 compared to $62,145,000 during 2009.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows.  Of particular note during 2010 were net earnings of $63,531,000 and an increase in payable levels, largely reflecting deposits received from one customer during the year.  Also of note were an increase in inventory levels and a change in other current assets attributable to additional deposits made to vendors.  Of particular note during 2009 were net earnings of $62,576,000, an increase in payable levels, reflecting an increase in purchases near the end of 2009, and an increase in inventory levels.  These were partially offset by an increase in accounts receivable levels stemming from increased sales on account recognized near the end of 2009 as compared to the end of 2008, and deposits made to vendors during 2009.

Net cash used in investing activities was $1,542,000 during 2010 compared to $98,000 during 2009.  Of note during 2010 was the $17,972,000 of cash used in the acquisition of plant and equipment primarily to support the expansion of the Absorbent Products segment.  Of note during 2009 was the $3,337,000 used in the acquisition of various plant and equipment utilized across all three segments.  The purchase of plant and equipment in both years was essentially funded though the sale of marketable securities.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2010 and 2009, $37,779,000 and $43,314,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

The Company increased its dividends in 2010 by $2.60, which accounted for the increase in cash used in financing activities.

As a result of the foregoing factors, cash and cash equivalents increased in 2010 by $745,000 to $49,719,000.

Working capital decreased by $2,208,000 to $278,811,000 at December 31, 2010 for the reasons stated above.  The Company’s current ratio was 5.2 to 1.0 at December 31, 2010, compared to 5.6 to 1.0 at December 31, 2009.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments if the appropriate return on investment is projected.  See Item 1-A-3 for information regarding the planned expansion for the Absorbent Products segment.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means.  The bulk of its marketable securities are invested in the tax-exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings.  Comparative yields during 2010 were lower than those in the preceding year.  The lower yields, combined with a decrease in the Company’s investment holdings, served to decrease interest income. There can be no assurance that interest rates will not continue to decline.  The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies, and is not controllable by the Company.

2009 COMPARED TO 2008

Cash provided by operating activities was $62,145,000 during 2009 compared to $35,328,000 during 2008.  The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statement of Cash Flows.  Of particular note during 2009 were net earnings of $62,576,000, an increase in payable levels, reflecting an increase in purchases near the end of 2009, and an increase in inventory levels.  These were partially offset by an increase in accounts receivable levels stemming from increased sales on account recognized near the end of 2009 as compared to the end of 2008, and deposits made to vendors during 2009.  Of particular note during 2008 were net earnings of $44,183,000 and a decrease in accounts receivable levels, which stemmed from cash collections on customer sales.  These increases were partially offset by a decrease in payable levels and an increase in inventory levels.

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

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2009 and 2008, $43,314,000 and $43,795,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

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

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $329,000,000 at December 31, 2010, and $274,000,000 at December 31, 2009.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be performed during a 12 to 18-month period.

CONTRACTUAL OBLIGATIONS

The below table discloses a summary of the Company’s specified contractual obligations at December 31, 2010:

	Payments Due By Period (In thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$617	$301	$316	$0	$0
Purchase obligations(1)	217,896	217,896	0	0	0

Total	$218,513	$218,197	$316	$0	$0

(1)Purchase obligations includes outstanding purchase orders at December 31, 2010.  Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, and to material suppliers in the Defense and Absorbent Products segment.  The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s products in other applications or return the material to their supplier.  As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

Self Insured Product Liability & Health Insurance
The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs, although it does carry stop loss and other insurance to cover claims once a health care claim reaches a specified threshold.  The Company’s insurance coverage varies from policy year to policy year, and there are typically limits on all types of insurance coverage, which also vary from policy year to policy year. Accordingly, the Company records an accrual for known claims and incurred but not reported claims, including an estimate for related legal fees in the Company’s consolidated financial statements.  The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual.  There are no known claims that would have a material adverse impact on the Company beyond the reserve levels that have been accrued and recorded on the Company’s books and records.  An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(18) to the Consolidated Financial Statements for information related to the future effect of adopting new accounting pronouncements on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC 230, the Company’s 7-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market.  The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 2.0 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments.  Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges.  The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts.  All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2010, 2009, and 2008.  There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. dollar. To the extent there are further revaluations of the RMB vis-à-vis the U.S. dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.
The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Registered Public Accountant can be found on pages F-1 through F-16.

B.	Quarterly financial data is contained in Note N to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2010.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls over financial reporting during the quarter and year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the 1934 Act, is effective.

The Company’s independent registered public accountant has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Presto Industries, Inc.
Eau Claire, Wisconsin

We have audited National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Presto Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Presto Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin
March 16, 2011

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant:
(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, And Chief Executive Officer,	58

Donald E. Hoeschen	Vice President, Sales	63

Larry J. Tienor	Vice President, Engineering	62

Randy F. Lieble	Vice President, Chief Financial Officer, Treasurer, and Director	57

Douglas J. Frederick	Secretary and General Counsel	40

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

The information under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders is incorporated by reference.

The Company has adopted a code of ethics that applies to all Company employees, entitled the “Corporate Code of Conduct,” which is set forth in the Corporate Governance section of the Company’s website located at www.gopresto.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Executive Compensation and Other Information,” “Summary Compensation Table,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this Form 10-K:

Form 10-K Page Reference
1.	Consolidated Financial Statements:

	a. Consolidated Balance Sheets - December 31, 2010 and 2009	F-1 & F-2

	b. Consolidated Statements of Earnings - Years ended December 31, 2010, 2009 and 2008	F-3

	c. Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008	F-4

	d. Consolidated Statements of Stockholders' Equity - Years ended December 31, 2010, 2009 and 2008	F-5

	e. Notes to Consolidated Financial Statements	F-6

	f. Report of Independent Registered Public Accounting Firm	F-17

2.	Consolidated Financial Statement Schedule:

	Schedule II - Valuation and Qualifying Accounts	F-18

(b)  Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company's current report on Form 8-K dated July 6, 2007

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

* Compensatory Plans

Exhibit 11	Statement Re Computation of Per Share Earnings

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of BDO Seidman, LLP

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)  Schedules:

Reference is made to Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC. (registrant)

Date: March 16, 2011	By:	/S/ Maryjo Cohen
Maryjo Cohen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Richard N. Cardozo	By:	/S/ Patrick J. Quinn
	Richard N. Cardozo		Patrick J. Quinn
	Director		Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen		Joseph G. Stienessen
	Chair of the Board, President, Chief Executive Officer (Principal Executive Officer), and Director		Director

By:	/S/ Randy F. Lieble	By:	/S/ Patrick J. Quinn
	Randy F. Lieble		Patrick J. Quinn
	Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, and Director		Director
Date: March 16, 2011

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

	December 31
	2010		2009
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$49,719		$48,974

Marketable securities		101,005		118,442

Accounts receivable	$91,642		$92,826

Less allowance for doubtful accounts	527	91,115	467	92,359

Inventories:

Finished goods	37,144		30,361

Work in process	37,040		31,229

Raw materials	8,948	83,132	6,985	68,575

Deferred tax assets		6,268		6,605

Other current assets		14,301		7,117

Total current assets		345,540		342,072

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements	1,946		1,946

Buildings	25,527		21,805

Machinery and equipment	79,626		71,217

	107,099		94,968

Less allowance for depreciation and amortization	48,991	58,108	46,120	48,848

GOODWILL		11,485		11,485

		$415,133		$402,405

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands except share and per share data)
	December 31
	2010		2009
LIABILITIES

CURRENT LIABILITIES:

Accounts payable		$44,298		$37,903

Federal and state income taxes		5,859		6,291

Accrued liabilities		16,572		16,859

Total current liabilities		66,729		61,053

DEFERRED INCOME TAXES		4,467		5,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares at December
31, 2010 and 2009
Issued: 7,440,518 shares at December 31,
2010 and 2009
Outstanding: 6,865,150 and 6,857,540 shares
at December 31, 2010 and 2009, respectively	$7,441		$7,441

Paid-in capital	2,738		2,037

Retained earnings	351,571		343,930

Accumulated other comprehensive income	129		643

	361,879		354,051

Treasury stock, at cost, 575,368 and 582,978 shares
at December 31, 2010 and 2009, respectively	17,942		18,179

Total stockholders' equity		343,937		335,872

		$415,133		$402,405

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share data)

For the years ended December 31,	2010	2009	2008
Net sales	$479,000	$478,468	$448,253

Cost of sales	365,426	368,376	368,013

Gross profit	113,574	110,092	80,240

Selling and general expenses	16,492	18,745	16,959

Operating profit	97,082	91,347	63,281

Other income, principally interest	2,273	3,050	4,270

Earnings before provision for income taxes	99,355	94,397	67,551

Provision for income taxes	35,824	31,821	23,368

Net earnings	$63,531	$62,576	$44,183

Weighted average common shares outstanding:
Basic	6,862	6,854	6,845
Diluted	6,864	6,854	6,845

Net earnings per share:
Basic	$9.26	$9.13	$6.45
Diluted	$9.26	$9.13	$6.45

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	In Thousands
For the years ended December 31,	2010	2009	2008

Cash flows from operating activities:
Net earnings	$63,531	$62,576	$44,183
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Provision for depreciation	8,637	8,738	8,794
Deferred income taxes	(399)	(33)	1,060
Other	(790)	682	1,059
Changes in operating accounts:
Accounts receivable, net	1,244	(16,765)	12,324
Inventories	(14,557)	3,145	(6,235)
Other current assets	(5,604)	(5,362)	(346)
Accounts payable and accrued liabilities	6,138	7,090	(23,308)
Federal and state income taxes	(432)	2,074	(2,203)
Net cash provided by operating activities	57,768	62,145	35,328

Cash flows from investing activities:
Marketable securities purchased	(45,464)	(78,486)	(138,113)
Marketable securities - maturities and sales	62,109	81,426	134,009
Acquisition of property, plant and equipment	(17,972)	(3,337)	(4,370)
Sale of property, plant and equipment	1,365	71	-
Other	(1,580)	228	-
Net cash used in investing activities	(1,542)	(98)	(8,474)

Cash flows from financing activities:
Dividends paid	(55,889)	(38,008)	(29,067)
Other	408	243	190
Net cash used in financing activities	(55,481)	(37,765)	(28,877)

Net increase (decrease) in cash and cash equivalents	745	24,282	(2,023)
Cash and cash equivalents at beginning of year	48,974	24,692	26,715
Cash and cash equivalents at end of year	$49,719	$48,974	$24,692

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$36,479	$30,663	$23,930

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	(In thousands except share and per share data)
	For the years ended December 31, 2010, 2009, 2008
				Accumulated
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2007	$7,441	$1,496	$304,246	$176	$(18,748)	$294,611

Net earnings			44,183			44,183

Unrealized gain on available-for-sale securities, net of tax				360		360

Total comprehensive income						44,543

Dividends paid, $4.25 per share			(29,067)			(29,067)

Other		239			279	518

Balance December 31, 2008	7,441	1,735	319,362	536	(18,469)	310,605

Net earnings			62,576			62,576

Unrealized gain on available-for-sale securities, net of tax				107		107

Total comprehensive income						62,683

Dividends paid, $5.55 per share			(38,008)			(38,008)

Other		302			290	592

Balance December 31, 2009	7,441	2,037	343,930	643	(18,179)	335,872

Net earnings			63,531			63,531

Unrealized gain on available-for-sale securities, net of tax				(514)		(514)

Total comprehensive income						63,017

Dividends paid, $8.15 per share			(55,889)			(55,889)

Other		701	(1)		237	937

Balance December 31, 2010	$7,441	$2,738	$351,571	$129	$(17,942)	$343,937

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

(2)
PRINCIPLES OF CONSOLIDATION:  The consolidated financial statements include the accounts of National Presto Industries, Inc. and its subsidiaries, all of which are wholly-owned.  All material intercompany accounts and transactions are eliminated.  For a further discussion of the Company's business and the segments in which it operates, please refer to Note L.

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $2,788,000 and $6,161,000 at December 31, 2010 and 2009, respectively, are included as reductions of cash and cash equivalents or bank overdrafts in accounts payable, as appropriate.

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

At December 31, 2010 and 2009, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during 2010.

	(In thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2010
Tax-exempt Municipal Bonds	$62,339	$62,537	$354	$156
Variable Rate Demand Notes	37,779	37,779	0	0
Certificates of Deposit	689	689	0	0
Total Marketable Securities	$100,807	$101,005	$354	$156

December 31, 2009
Tax-exempt Municipal Bonds	$71,440	$72,430	$1,015	$25
Variable Rate Demand Notes	43,314	43,314	0	0
Certificates of Deposit	2,698	2,698	0	0
Total Marketable Securities	$117,452	$118,442	$1,015	$25

Proceeds from sales of marketable securities totaled $62,109,000 in 2010, $81,426,000 in 2009, and $134,009,000 in 2008.  Gross gains related to sales of marketable securities totaled $0, $0, and $118,000, in 2010, 2009 and 2008, respectively.  There were no gross losses related to sales of marketable securities in 2010, 2009, or 2008.  Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income and were gains of $198,000, $990,000 and $825,000 before taxes at December 31, 2010, 2009, and 2008, respectively. Unrealized gains of $0, $0, and $74,000 were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2010, 2009, and 2008, respectively.

The contractual maturities of the marketable securities held at December 31, 2010 are as follows: $29,348,000 within one year; $35,839,000 beyond one year to five years; $16,251,000 beyond five years to ten years, and $19,567,000 beyond ten years. All of the instruments in the beyond five year ranges, with the exception of $8,867,000 of tax-exempt municipal bonds with maturities between five and seven years, are variable rate demand notes which as noted above can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

(9)
GOODWILL:  The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  No goodwill impairments were recognized during 2010, 2009, or 2008.  The Company's goodwill as of December 31, 2010 and 2009 was $11,485,000 relating entirely to its Defense Products segment, which had zero cumulative impairment charges at December 31, 2010.  The Absorbent Products segment value of goodwill was $0, with cumulative impairment charges of $4,648,000, at both December 31, 2010 and 2009.

The Company's annual impairment testing dates were October 4, 2010, October 5, 2009, and September 29, 2008.  For the Defense segment, no impairment was indicated.  The Company has no recorded intangible assets, other than goodwill.

(10)
REVENUE RECOGNITION: For all of its segments, the Company recognizes revenue when product is shipped or title passes pursuant to customers' orders, the price is fixed and collection is reasonably assured.  For the Housewares/Small appliance segment, the Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment. Net sales for this segment are calculated by deducting early payment discounts and cooperative advertising from gross sales.  The Company records cooperative advertising when revenue is recognized.  See Note A(11) for a description of the Company’s policy for sales returns.

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

(13)
 ADVERTISING:  The Company's policy is to expense advertising as incurred for the year and include it in selling and general expenses.  Advertising expense was $9,000, $237,000, and $4,000 in 2010, 2009, and 2008, respectively.

(14)
ACCUMULATED OTHER COMPREHENSIVE INCOME:  The $129,000 and $643,000 of accumulated comprehensive income at December 31, 2010 and 2009, respectively, relate to the unrealized gain on the Company's available-for-sale marketable security investments.  These amounts are recorded net of tax effect of $69,000 and $346,000 for 2010 and 2009, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet. The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2010	2009
Beginning balance January 1	$405	$308

Accruals during the period	353	802

Charges / payments made under the warranties	(432)	(705)

Balance December 31	$326	$405

(16)
 STOCK-BASED COMPENSATION:  The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation.  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note F, the Company awards non-vested restricted stock to employees and executive officers.

(17)
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

(18)
 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

Disclosures about inputs and valuations techniques: An entity should provide disclosures about the valuation techniques (i.e., the income, market, or cost approaches) and input used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  However, comparative disclosures are required for periods ending after initial adoption.  Early adoption is permitted.  Except for the separate disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurements, the Company adopted ASU 2010-06 during the first quarter of 2010, which did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provisions of ASU 2010-06 to have a material effect on the Company’s consolidated financial statements.

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $35,095,000 and $26,860,000 as of December 31, 2010 and 2009, respectively, and consists of housewares/small appliance finished goods.  Under LIFO, inventories are valued at approximately $4,205,000 and $2,355,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010, 2009, and 2008, $601,000, $892,000, and $0, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2010	$(1,850)	$1,169	$0.17
2009	$2,082	$(1,357)	$(0.20)
2008	$(2,018)	$1,297	$0.19

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense, Absorbent Products, and raw materials of the Housewares/Small Appliance segments are valued under the first-in, first-out method and total $48,037,000 and $41,715,000 at December 31, 2010 and 2009, respectively.  The December 31, 2010 FIFO total is comprised of $2,049,000 of finished goods, $37,040,000 of work in process, and $8,948,000 of raw material and supplies.  At December 31, 2009 the FIFO total was comprised of $3,501,000 of finished goods, $31,229,000 of work in process, and $6,985,000 of raw material and supplies.

C.   ACCRUED LIABILITIES:

At December 31, 2010, accrued liabilities consisted of payroll $6,536,000, product liability $6,448,000, environmental $2,535,000, and other $1,053,000.  At December 31, 2009, accrued liabilities consisted of payroll $7,179,000, product liability $6,064,000, environmental $2,580,000, and other $1,036,000.

The Company is self-insured for health care costs, although it does carry stop loss and other insurance to cover health care claims once they reach a specified threshold. The Company is also subject to product liability claims in the normal course of business.  It is partly self-insured for product liability claims, and therefore records an accrual for known claims and incurred but unreported claims in the Company’s consolidated financial statements.  The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual.  An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations. The Company's policy is to accrue for legal fees expected to be incurred in connection with loss contingencies. See Note K for a discussion of environmental remediation liabilities.

D.   TREASURY STOCK:

As of December 31, 2010, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares.  No shares were reacquired in 2010, 2009, or 2008.   Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

E.   NET EARNINGS PER SHARE:

Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares.  Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to the potential issuance of common shares, when dilutive.  Dilutive shares outstanding during 2010, 2009, and 2008 were 2,000, 0, and 0, respectively.

F.   STOCK-BASED COMPENSATION:

The Company, from time to time, enters into separate non-vested share-based payment arrangements with employees and executive officers under the Incentive Compensation Plan approved by stockholders on May 18, 2010, which authorized 50,000 shares to be available for grants.  The Compensation Committee of the Company’s Board of Directors approves stock-based compensation awards for all employees and executive officers of the Company.  The Company grants restricted stock that is subject to continued employment and vesting conditions, but has dividend and voting rights, and uses the fair-market value of the Company’s common stock on the grant date to measure the fair value of the awards.  The fair value of restricted stock is recognized as expense ratably over the requisite serviced period, net of estimated forfeitures.  The Company does not capitalize stock-based compensation costs.

During 2010, the Company granted 3,328 shares of restricted stock to seven employees and executive officers of the Company.  The restricted stock vests on specified dates in 2015 and 2016, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the consolidated statements of earnings related to stock-based compensation of $3,000, $0, and $0 in 2010, 2009, and 2008, respectively.  Certain accrued bonuses as of December 31, 2009 were converted to restricted stock awards during 2010.  The fair value of the awards on the 2010 grant date was $238,000, which approximates the amount that was included in selling and general expense in the consolidated statement of earnings for 2009 when the bonuses were accrued.

As of December 31, 2010, there was approximately $123,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a period of 5.2 years.  There were no shares of restricted stock that vested during 2010, 2009, or 2008.

The following table summarizes the activity for non-vested restricted stock:

	2010
	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	0	0.00
Granted	3,328	$109.38
Non-vested at end of period	3,328	$109.38

G.   RETIREMENT PLANS:

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

In a letter dated March 30, 2009, the pension plan provided Amron with documentation stating that the cost to withdraw from the plan was $238,509.  In April 2009, a payment representing the settlement of the withdrawal liability was made in the same amount.  However, should all participants in the plan withdraw before the end of 2010, some portion of the plan liability could be reallocated to AMTEC. If that were to occur, AMTEC might be assessed retroactively for an additional withdrawal charge.  No notice of such a withdrawal has been received.  The amount of a potential additional withdrawal charge, if any, cannot be currently estimated.  The Company charged the cost of the withdrawal to operations in 2008.

The Company's contributions to the union pension plan were $0, $272,000, and $402,000 during the years ended December 31, 2010, 2009, and 2008, respectively.

401(k) Plan: The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from the treasury stock, including the Company's related cash dividends, totaled $904,000 in 2010, $592,000 in 2009, and $517,000 in 2008. In addition, the Company made cash contributions of $667,000 in 2010, $634,000 in 2009, and $604,000 in 2008 to the 401(k) Plan.  The Company also contributed $370,000, $472,000, and $0 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2010, 2009, and 2008, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes:

	For Years Ended December 31 (in thousands)
	2010	2009	2008
Current:
Federal	$30,317	$29,267	$20,213
State	5,905	2,383	2,205
	36,222	31,650	22,418
Deferred:
Federal	(996)	(34)	973
State	598	205	(23)
	(398)	171	950
Total tax provision	$35,824	$31,821	$23,368

The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.6%	1.8%	2.1%
Tax exempt interest and dividends	(0.7%)	(1.1%)	(2.0%)
Other	(2.8%)	(2.0%)	(0.5%)
Effective rate	36.1%	33.7%	34.6%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  A valuation allowance for deferred tax assets was deemed necessary at December 31, 2008 for certain state attribute carryforwards.  The net increase (decrease) in the valuation allowance during 2010, 2009, and 2008 was $0, ($709,000), and $111,000, respectively.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2010	2009
Deferred tax assets
Insurance (primarily product liability)	$2,713	$2,398
Goodwill	1,321	1,799
Environmental	993	1,022
Vacation	885	871
State attribute carryforwards	0	420
Other	356	95
Total deferred tax assets	6,268	6,605

Deferred tax liabilities
Depreciation	$4,398	$5,134
Other	69	346
Net deferred tax liabilities	$4,467	$5,480

Net deferred tax assets	$1,801	$1,125

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2010, the carrying amount of the Company’s gross unrecognized tax benefits was $418,000 which, if recognized, would affect the Company’s effective income tax rate.  The Company cannot estimate when the unrecognized tax benefits will be settled.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2010 and 2009:

	(In thousands)
	2010	2009
Balance at January 1	$1,447	$1,143
Additions for tax positions taken related to the current year	75	205
Additions for tax positions taken related to prior years	0	99
Reductions for tax positions taken related to prior years	(111)	0
Settlements	(993)	0
Balance at December 31	$418	$1,447

It is the Company’s practice to include interest and penalties in tax expense.  During the years ended December 31, 2010 and 2009, the Company accrued approximately $37,000 and $72,000 in interest, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  The Company is currently under audit by a single state for the tax years 2002 through 2005. For all other states in which it does business, the Company is subject to state audit statutes.

I.   COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 11% of consolidated net sales for each of the three years ended December 31, 2010, 2009, and 2008.  In the Absorbent Products segment, one customer accounted for 11%, 12% and 12% of consolidated net sales for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company sources most of its Housewares/Small Appliances from vendors in the Orient and as a result risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays.  Should such problems or delays materialize, products might not be available in sufficient quantities during the prime selling period.  The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective.  In addition, the Company's manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts.  All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2010, 2009, and 2008.  There is no similar provision applicable to the Chinese Yuan, which until 2005 had been tied to the U.S. dollar, but which has since been allowed to float and has appreciated in value.  To date, any material impact from the change in the value of the currency has been to the cost of products secured via purchase orders issued subsequent to the currency value change.  Foreign translation gains/losses are immaterial to the financial statements for all years presented.

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2010, 2009, and 2008, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, with the award of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2010, 214 employees of Amron, or 20% of the Company’s total workforce, are members of the United Steel Workers union.  The contract between Amron and the union is effective through February 28, 2015.

Raw materials for the Absorbent Products segment are commodities that are typically available from multiple sources.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the City of Eau Claire.  As of December 31, 2010, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2010, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $2,535,000 and $2,580,000 as of December 31, 2010 and 2009, respectively, and is included in accrued liabilities on the balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2011	$390
2012	326
2013	311
2014	237
2015	222
Thereafter	1,049
$2,535

L.   BUSINESS SEGMENTS:

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

The Defense Segment was started in February 2001 with the acquisition of AMTEC Corporation, which manufactures precision mechanical and electromechanical assemblies for the U.S. government and prime contractors.  During 2005, and again during 2010, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years.  AMTEC's manufacturing plant is located in Janesville, Wisconsin.  During 2003, this segment was expanded with the acquisition of Spectra Technologies, LLC of East Camden, Arkansas.  This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. government and prime contractors.  The segment was further augmented with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin during 2006.  This facility primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition.

The Absorbent Product segment was started on November 19, 2001 with the acquisition of certain assets from RMED International, Inc, forming Presto Absorbent Products, Inc.  This company manufactured diapers. Starting in 2004, the company began making adult incontinence products at the Company's facilities in Eau Claire, Wisconsin.  The products are sold to distributors and other absorbent product manufacturers.  During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia manufacturer of adult incontinence products and training pads for dogs.  The Company has since decided to close the Georgia facility and consolidate the absorbent products manufacturing in the Eau Claire, Wisconsin facility.  It no longer manufactures dog pads.

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

	(in thousands)
	Housewares /
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Year ended December 31, 2010
External net sales	$157,474	$240,762	$80,764	$479,000
Gross profit	37,032	68,071	8,471	113,574
Operating profit	27,558	61,443	8,081	97,082
Total assets	256,945	106,487	51,701	415,133
Depreciation and amortization	926	3,650	4,061	8,637
Capital expenditures	1,117	3,473	13,382	17,972

Year ended December 31, 2009
External net sales	$150,016	$253,789	$74,663	$478,468
Gross profit	40,336	61,866	7,890	110,092
Operating profit	30,290	54,823	6,234	91,347
Total assets	260,854	107,907	33,644	402,405
Depreciation and amortization	925	3,570	4,243	8,738
Capital expenditures	1,240	1,275	822	3,337

Year ended December 31, 2008
External net sales	$136,840	$238,752	$72,661	$448,253
Gross profit (loss)	30,323	50,232	(315)	80,240
Operating profit (loss)	20,896	43,550	(1,165)	63,281
Total assets	218,783	106,837	40,263	365,883
Depreciation and amortization	792	3,211	4,791	8,794
Capital expenditures	788	2,603	979	4,370

M.   OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities and equipment under noncancelable operating leases, many of which contain renewal options ranging from one to five years.  Rent expense was approximately $771,000, $836,000, and $1,133,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  Future minimum annual rental payments required under operating leases are as follows:

Years ending December 31:	(In thousands)
2011	$301
2012	173
2013	143
2014	0
2015	0
$617

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2010 and 2009:

	(In thousands)			Earnings per Share	Earnings per Share
Quarter	Net Sales	Gross Profit	Net Earnings	(Basic)	(Diluted)

2010
First	$106,400	$24,587	$13,199	$1.92	$1.92
Second	117,075	26,517	14,975	$2.18	$2.18
Third	113,547	24,363	13,213	$1.93	$1.92
Fourth	141,978	38,107	22,144	$3.23	$3.24
Total	$479,000	$113,574	$63,531	$9.26	$9.26

2009
First	$107,926	$19,658	$10,854	$1.58	$1.58
Second	103,161	24,364	13,346	$1.95	$1.95
Third	116,392	28,944	16,705	$2.44	$2.44
Fourth	150,989	37,126	21,671	$3.16	$3.16
Total	$478,468	$110,092	$62,576	$9.13	$9.13

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The other segments are typically non-seasonal.

O.   LINE OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the third quarter. As of December 31, 2010 and 2009, the line of credit limit was set at $5,000,000, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.

P.   SUBSEQUENT EVENT

On February 18, 2011, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $7.25.  On March 15, 2011, a payment of $56,665,000 was made to the shareholders of record as of March 4, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Presto Industries, Inc.
Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the accompanying Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2010 and 2009.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin
March 16, 2011

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2010, 2009 and 2008

	(In thousands)
Column A Description	Column B Balance at Beginning of Period	Column C Additions (A)	Column D Deductions (B)	Column E Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:

Year ended December 31, 2010	$467	$50	$(10)	$527

Year ended December 31, 2009	$480	$-	$13	$467

Year ended December 31, 2008	$703	$253	$476	$480

Notes:
(A) Amounts charged (credited) to selling and general expenses

(B) Principally bad debts written off, net of recoveries

(In thousands)
Column A Description	Column B Balance at Beginning of Period	Column C Additions	Column D Deductions	Column E Balance at End of Period

Valuation allowance for deferred tax assets
Year ended December 31, 2010	$-	$-	$-	$-

Year ended December 31, 2009	$709	$-	$709	$-

Year ended December 31, 2008	$598	$111	$-	$709