Form 10-Q
period 2011-04-03
NATIONAL PRESTO INDUSTRIES INC
filed 2011-05-13
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  April 3, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number  1-2451

NATIONAL PRESTO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN
(State or other jurisdiction of incorporation or organization)

3925 NORTH HASTINGS WAY EAU CLAIRE, WISCONSIN
(Address of principal executive offices)

39-0494170
(I.R.S. Employer Identification No.)

54703-3703
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No    ☑
There were 6,870,579 shares of the Issuer's Common Stock outstanding as of May 1, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 3, 2011 and December 31, 2010
(Unaudited)
(Dollars in thousands)

	2011		2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$24,725		$49,719

Marketable securities		88,363		101,005

Accounts receivable, net		65,099		91,115

Inventories:
Finished goods	$37,295		$37,144

Work in process	33,711		37,040

Raw materials	12,489	83,495	8,948	83,132

Deferred tax assets		6,268		6,268

Other current assets		25,465		14,301

Total current assets		293,415		345,540

PROPERTY, PLANT AND EQUIPMENT	110,130		107,099

Less allowance for depreciation	51,019	59,111	48,991	58,108

GOODWILL		11,485		11,485

		$364,011		$415,133

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 3, 2011 and December 31, 2010
(Unaudited)
(Dollars in thousands)

	2011		2010
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$39,572		$44,298

Federal and state income taxes		5,640		5,859

Accrued liabilities		15,089		16,572

Total current liabilities		60,301		66,729

DEFERRED INCOME TAXES		4,461		4,467

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	3,195		2,738

Retained earnings	306,269		351,571

Accumulated other comprehensive income	117		129

	317,022		361,879

Treasury stock, at cost	17,773		17,942

Total stockholders' equity		299,249		343,937

		$364,011		$415,133

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended April 3, 2011 and April 4, 2010
(Unaudited) (In thousands except per share data)

	Three Months Ended
	2011	2010
Net sales	$108,886	$106,400

Cost of sales	86,932	81,813

Gross profit	21,954	24,587

Selling and general expenses	4,815	4,522

Operating profit	17,139	20,065

Other income	540	753

Earnings before provision for income taxes	17,679	20,818

Income tax provision	6,316	7,619

Net earnings	$11,363	$13,199

Weighted average shares outstanding:
Basic	6,866	6,858
Diluted	6,869	6,858

Net earnings per share:
Basic	$1.65	$1.92
Diluted	$1.65	$1.92

Cash dividends declared and paid per common share	$8.25	$8.15

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 3, 2011 and April 4, 2010
(Unaudited)
(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net earnings	$11,363	$13,199
Adjustments to reconcile net earnings to net
Cash provided by (used in) operating activities:
Provision for depreciation	2,063	2,181
Other	230	168
Changes in:
Accounts receivable	26,016	32,926
Inventories	(363)	(6,539)
Other current assets	(11,104)	(3,362)
Accounts payable and accrued liabilities	(6,197)	(880)
Federal and state income taxes	(274)	(387)
Net cash provided by operating activities	21,734	37,306

Cash flows from investing activities:
Marketable securities purchased	(23,261)	(17,019)
Marketable securities - maturities and sales	35,885	15,299
Acquisition of property, plant and equipment	(3,070)	(4,659)
Sale of property, plant and equipment	4	42
Other	(60)	(1,500)
Net cash provided by (used in) investing activities	9,498	(7,837)

Cash flows from financing activities:
Dividends paid	(56,665)	(55,889)
Other	439	408
Net cash used in financing activities	(56,226)	(55,481)

Net decrease in cash and cash equivalents	(24,994)	(26,012)
Cash and cash equivalents at beginning of period	49,719	48,974
Cash and cash equivalents at end of period	$24,725	$22,962

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

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Quarter ended April 3, 2011
External net sales	$27,088	$59,484	$22,314	$108,886
Gross profit	5,434	15,363	1,157	21,954
Operating profit	2,903	13,599	637	17,139
Total assets	211,511	95,246	57,254	364,011
Depreciation	222	907	934	2,063
Capital expenditures	943	408	1,719	3,070

Quarter ended April 4, 2010
External net sales	$29,008	$56,808	$20,584	$106,400
Gross profit	6,880	14,644	3,063	24,587
Operating profit	4,500	12,892	2,673	20,065
Total assets	218,970	99,828	40,454	359,252
Depreciation	223	915	1,043	2,181
Capital expenditures	481	751	3,427	4,659

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

At April 3, 2011 and December 31, 2010, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the three months ended April 3, 2011.

(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 3, 2011
Tax-exempt Municipal Bonds	$55,029	$55,209	$284	$104
Variable Rate Demand Notes	33,154	33,154	0	0
Total Marketable Securities	$88,183	$88,363	$284	$104

December 31, 2010
Tax-exempt Municipal Bonds	$62,339	$62,537	$354	$156
Variable Rate Demand Notes	37,779	37,779	0	0
Certificates of Deposit	689	689	0	0
Total Marketable Securities	$100,807	$101,005	$354	$156

Proceeds from sales of available-for-sale securities totaled $35,885,000 and $15,299,000 for the three month periods ended April 3, 2011 and April 4, 2010, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains included in accumulated other comprehensive income were $180,000 and $672,000 before taxes for the three month periods ended April 3, 2011 and April 4, 2010, respectively.  No unrealized gains (losses) were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at April 3, 2011 are as follows: $22,850,000 within one year; $31,300,000 beyond one year to five years; $19,427,000 beyond five years to ten years, and $14,786,000 beyond ten years. All of the instruments in the beyond five year ranges, with the exception of $8,696,000 of tax-exempt municipal bonds with maturities between five and seven years, are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $117,000 of accumulated comprehensive income at April 3, 2011 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments.  Total comprehensive income net of tax effect was $11,351,000 and $12,993,000 for the three month periods ended April 3, 2011 and April 4, 2010, respectively.

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

ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20), which include a change in terminology from major categories of assets to classes of assets and a cross-reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  However, comparative disclosures are required for periods ending after initial adoption.  Early adoption is permitted.  Except for the separate disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurements, the Company adopted ASU 2010-06 during the first quarter of 2010, which did not have a material effect on the Company’s consolidated financial statements. The Company adopted the separate disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurements during the first quarter of 2011, which did not have a material effect on the Company’s consolidated financial statements.

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

The foregoing information for the periods ended April 3, 2011, and April 4, 2010, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2010 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2010 annual report on Form 10-K.  Interim results for the period are not indicative of those for the year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2010 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 17, 2011, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge.

Comparison of First Quarter 2011 and 2010

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the Quarters ended April 3, 2011 and April 4, 2010.

On a consolidated basis, sales increased by $2,486,000 (2%), gross profit decreased by $2,633,000 (11%), selling and general expenses increased by $293,000 (7%), and other income decreased by $213,000 (28%).  Earnings before the provision for income taxes decreased by $3,139,000 (15%), as did net earnings by $1,836,000 (14%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $1,920,000 from $29,008,000 to $27,088,000, or 7%, primarily as a result of a decrease in unit shipments.  Defense net sales increased by $2,676,000 from $56,808,000 to $59,484,000, or 5%, primarily reflecting an increase in unit shipments.  Absorbent Products net sales increased by $1,730,000 from $20,584,000 to $22,314,000, or 8%, reflecting an increase in shipments, 53% of which related to the adult incontinence line of products, with the balance related to the sale of raw materials to an independent manufacturing facility.

Housewares/Small Appliance gross profits decreased $1,446,000 from $6,880,000 to $5,434,000, or 21%, approximately one-third of which related to the decrease in sales mentioned above, with the balance reflecting increased commodity and freight costs.  Defense gross profits increased $719,000 from $14,644,000 from the prior year's quarter to $15,363,000, or 5%, in largest part due to the sales increase mentioned above.  Absorbent Products gross profits decreased $1,906,000 from $3,063,000 to $1,157,000, or 62%, primarily reflecting increased commodity and freight costs.

Selling and general expenses for the Housewares/Small Appliance segment increased $151,000, primarily reflecting an increase in employee benefit cost accruals. Defense segment selling and general expenses were flat.  Absorbent Products selling and general expenses increased $130,000, primarily reflecting increased compensation costs.

The above items were responsible for the change in operating profit.

Other income decreased $213,000, due primarily to lower interest income resulting from decreased yields.

Earnings before provision for income taxes decreased $3,139,000 from $20,818,000 to $17,679,000.  The provision for income taxes decreased from $7,619,000 to $6,316,000, which resulted in an effective income tax rate decrease from 37% to 36%, primarily reflecting a decrease in earnings subject to tax.  Net earnings decreased $1,836,000 from $13,199,000 to $11,363,000, or 14%.

Liquidity and Capital Resources

Net cash provided by operating activities was $21,734,000 and $37,306,000 for the three months ended April 3, 2011 and April 4, 2010, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first three months of 2011 were net earnings of $11,363,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in deposits made with raw material suppliers included in other current assets and decreases in payable and accrual levels.  Of particular note during the first three months of 2010 were net earnings of $13,199,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in inventory levels and deposits with suppliers included in other current assets.

Net cash provided by investing activities during the first three months of 2011 was $9,498,000, as compared to $7,837,000 used in investing activities during the first three months of 2010.  The change in investing activity cash flow is attributable to an increase in net maturities/sales of marketable securities, augmented by a decrease in the acquisition of property, plant and equipment.

Cash flows from financing activities for the first three months of 2011 and 2010 primarily differed as a result of the $0.10 per share increase in the extra dividend paid during those periods.

Working capital decreased by $45,697,000 to $233,114,000 at April 3, 2011 for the reasons stated above.  The Company's current ratio was 4.9 to 1.0 at April 3, 2011 and 5.2 to 1.0 at December 31, 2010.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means.  The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first three months of 2011 were lower than those in the first three months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced.  The lower yields served to decrease interest income.  The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 2.0 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments.  Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges.  The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts.  All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2010 and through the end of the first quarter of 2011.  There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar.  To the extent there are further revaluations of the RMB vis-à-vis the U.S. dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of April 3, 2011.  The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended April 3, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NATIONAL PRESTO INDUSTRIES, INC.

Date: May 13, 2011	By:	/s/ Maryjo Cohen
Maryjo Cohen, Chair of the Board, President, Chief Executive Officer (Principal Executive Officer), Director

	By:	/s/ Randy F. Lieble
Randy F. Lieble, Director, Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer

National Presto Industries, Inc.
Exhibit Index

Exhibit Number	Exhibit Description

11	Computation of Earnings per Share

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002