Form 10-Q
period 2011-07-03
NATIONAL PRESTO INDUSTRIES INC
filed 2011-08-12
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 3, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer ☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑

There were 6,872,028 shares of the Issuer’s Common Stock outstanding as of August 1, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 3, 2011 and December 31, 2010
(Unaudited)
(Dollars in thousands)

	2011		2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$30,501		$49,719

Marketable securities		81,496		101,005

Accounts receivable, net		57,965		91,115

Inventories:
Finished goods	$43,033		$37,144

Work in process	32,208		37,040

Raw materials	12,688	87,929	8,948	83,132

Deferred tax assets		6,268		6,268

Other current assets		24,279		14,301

Total current assets		288,438		345,540

PROPERTY, PLANT AND EQUIPMENT	116,149		107,099

Less allowance for depreciation	53,207	62,942	48,991	58,108

GOODWILL		11,485		11,485

		$362,865		$415,133

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 3, 2011 and December 31, 2010
(Unaudited)
(Dollars in thousands)

	2011		2010
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$32,555		$44,298

Federal and state income taxes		—		5,859

Accrued liabilities		15,601		16,572

Total current liabilities		48,156		66,729

DEFERRED INCOME TAXES		4,467		4,467

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	3,315		2,738

Retained earnings	317,086		351,571

Accumulated other comprehensive income	128		129

	327,970		361,879

Treasury stock, at cost	17,728		17,942

Total stockholders’ equity		310,242		343,937

		$362,865		$415,133

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months and Six Months Ended July 3, 2011 and July 4, 2010
(Unaudited) (In thousands except per share data)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Net sales	$98,268	$117,075	$207,154	$223,475

Cost of sales	77,603	90,558	164,535	172,371

Gross profit	20,665	26,517	42,619	51,104

Selling and general expenses	4,294	3,311	9,109	7,833

Operating profit	16,371	23,206	33,510	43,271

Other income	485	636	1,025	1,389

Earnings before provision for income taxes	16,856	23,842	34,535	44,660

Income tax provision	6,039	8,867	12,355	16,486

Net earnings	$10,817	$14,975	$22,180	$28,174

Weighted average shares outstanding:
Basic	6,871	6,862	6,868	6,860
Diluted	6,874	6,863	6,871	6,861

Net earnings per share:
Basic	$1.57	$2.18	$3.23	$4.11
Diluted	$1.57	$2.18	$3.23	$4.11

Cash dividends declared and paid per common share	$—	$—	$8.25	$8.15

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 3, 2011 and July 4, 2010
(Unaudited)
(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net earnings	$22,180	$28,174
Adjustments to reconcile net earnings to net
Cash provided by (used in) operating activities:
Provision for depreciation	4,266	4,375
Other	272	(574)
Changes in:
Accounts receivable	33,150	37,711
Inventories	(4,797)	(13,489)
Other current assets	(9,858)	(11,294)
Accounts payable and accrued liabilities	(12,689)	(3,460)
Federal and state income taxes	(5,805)	(5,825)
Net cash provided by operating activities	26,719	35,618

Cash flows from investing activities:
Marketable securities purchased	(25,838)	(37,122)
Marketable securities - maturities and sales	45,347	44,284
Acquisition of property, plant and equipment	(9,104)	(6,405)
Sale of property, plant and equipment	4	1,362
Other	(120)	(1,500)
Net cash provided by investing activities	10,289	619

Cash flows from financing activities:
Dividends paid	(56,665)	(55,889)
Other	439	408
Net cash used in financing activities	(56,226)	(55,481)

Net decrease in cash and cash equivalents	(19,218)	(19,244)
Cash and cash equivalents at beginning of period	49,719	48,974
Cash and cash equivalents at end of period	$30,501	$29,730

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – EARNINGS PER SHARE

The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive.

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended July 3, 2011
External net sales	$19,683	$53,799	$24,786	$98,268
Gross profit	3,246	16,659	760	20,665
Operating profit	999	15,072	300	16,371
Total assets	209,956	92,336	60,573	362,865
Depreciation	238	891	1,074	2,203
Capital expenditures	1,635	447	3,952	6,034

Quarter ended July 4, 2010
External net sales	$25,906	$72,102	$19,067	$117,075
Gross profit	5,726	19,113	1,678	26,517
Operating profit	3,187	17,459	2,560	23,206
Total assets	232,595	92,484	41,734	366,813
Depreciation	239	911	1,044	2,194
Capital expenditures	189	406	1,151	1,746

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Six Months ended July 3, 2011
External net sales	$46,771	$113,283	$47,100	$207,154
Gross profit	8,680	32,022	1,917	42,619
Operating profit	3,902	28,671	937	33,510
Total assets	209,956	92,336	60,573	362,865
Depreciation	460	1,798	2,008	4,266
Capital expenditures	2,578	855	5,671	9,104

Six Months ended July 4, 2010
External net sales	$54,914	$128,910	$39,651	223,475
Gross profit	12,606	33,757	4,741	51,104
Operating profit	7,687	30,351	5,233	43,271
Total assets	232,595	92,484	41,734	366,813
Depreciation	462	1,826	2,087	4,375
Capital expenditures	670	1,157	4,578	6,405

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

At July 3, 2011 and December 31, 2010, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the three months ended July 3, 2011.

(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 3, 2011
Tax-exempt Municipal Bonds	$46,888	$47,086	$270	$72
Variable Rate Demand Notes	34,410	34,410	0	0
Total Marketable Securities	$81,298	$81,496	$270	$72

December 31, 2010
Tax-exempt Municipal Bonds	$62,339	$62,537	$354	$156
Variable Rate Demand Notes	37,779	37,779	0	0
Certificates of Deposit	689	689	0	0
Total Marketable Securities	$100,807	$101,005	$354	$156

Proceeds from sales of available-for-sale securities totaled $9,462,000 and $28,985,000 for the three month periods ended July 3, 2011 and July 4, 2010, and totaled $45,347,000 and $44,284,000 for the six month periods then ended, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized gains (losses) included in accumulated other comprehensive income were $18,000 and $35,000 before taxes for the three month periods ended July 3, 2011 and July 4, 2010, and were ($1,000) and ($283,000) before taxes for the six month periods then ended, respectively. No unrealized gains (losses) were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 3, 2011 are as follows: $18,485,000 within one year; $32,210,000 beyond one year to five years; $15,068,000 beyond five years to ten years, and $15,733,000 beyond ten years. All of the instruments in the beyond five year ranges, with the exception of $3,907,000 of tax-exempt municipal bonds with maturities between five and six years, are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME

The $128,000 of accumulated comprehensive income at July 3, 2011 reflects the unrealized gain, net of tax, of available-for-sale marketable security investments. Total comprehensive income net of tax effect was $10,828,000 and $14,998,000 for the three month periods ended July 3, 2011 and July 4, 2010, and $22,179,000 and $27,991,000 for the six month periods then ended, respectively.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by ASU 2011-04 by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will adopt ASU 2011-5 retrospectively by the required date.

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

The foregoing information for the periods ended July 3, 2011, and July 4, 2010, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2010 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2010 annual report on Form 10-K. Interim results for the period are not indicative of those for the year.

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

Comparison of Second Quarter 2011 and 2010

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the Quarters ended July 3, 2011 and July 4, 2010.

On a consolidated basis, sales decreased by $18,807,000 (16%), gross profit decreased by $5,852,000 (22%), selling and general expenses increased by $983,000 (30%), and other income decreased by $151,000 (24%). Earnings before the provision for income taxes decreased by $6,986,000 (29%), as did net earnings by $4,158,000 (28%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $6,223,000 from $25,906,000 to $19,683,000, or 24%, primarily as a result of a decrease in unit shipments. Defense net sales decreased by $18,303,000 from $72,102,000 to $53,799,000, or 25%, primarily reflecting a decrease in unit shipments. Absorbent Products net sales increased by $5,719,000 from $19,067,000 to $24,786,000, or 30%, reflecting an increase in shipments, 71% of which related to the adult incontinence line of products, with the balance related to the sale of raw materials to an independent manufacturing facility.

Housewares/Small Appliance gross profits decreased $2,480,000 from $5,726,000 to $3,246,000, or 43%, approximately one-half of which related to the decrease in sales mentioned above, with the balance reflecting increased commodity and freight costs. Defense gross profits decreased $2,454,000 from $19,113,000 from the prior year’s quarter to $16,659,000, or 13%, due to the sales decrease mentioned above, as well as increases in material and freight costs. The margin decline was offset in part by efficiencies and a more favorable product mix realized during the quarter. Absorbent Products gross profits decreased $918,000 from $1,678,000 to $760,000, or 55%, reflecting increased commodity and freight costs and lower efficiencies incident to the installation of new capital equipment, offset in part by the sales increase mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment decreased $292,000, primarily reflecting changes in self-insured product liability accruals. Defense segment selling and general expenses were flat. Absorbent Products selling and general expenses increased $1,342,000, primarily reflecting the absence of the prior year’s gains on the sale of obsolete equipment.

The above items were responsible for the change in operating profit.

Other income decreased $151,000 due primarily to lower interest income resulting from decreased yields.

Earnings before provision for income taxes decreased $6,986,000 from $23,842,000 to $16,856,000. The provision for income taxes decreased from $8,867,000 to $6,039,000, primarily reflecting a decrease in earnings. Net earnings decreased $4,158,000 from $14,975,000 to $10,817,000, or 28%.

Comparison of First Six Months 2011 and 2010

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the First Six Months ended July 3, 2011 and July 4, 2010.

On a consolidated basis, sales decreased by $16,321,000 (7%), gross profit decreased by $8,485,000 (17%), selling and general expenses increased by $1,276,000 (16%), and other income decreased by $364,000 (26%). Earnings before the provision for income taxes decreased by $10,125,000 (23%), as did net earnings by $5,994,000 (21%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $8,143,000 from $54,914,000 to $46,771,000, or 15%, primarily as a result of a decrease in unit shipments. Defense net sales decreased by $15,627,000 from $128,910,000 to $113,283,000, or 12%, primarily reflecting a decrease in unit shipments. Absorbent Products net sales increased by $7,449,000 from $39,651,000 to $47,100,000, or 19%, reflecting an increase in shipments, 67% of which related to the adult incontinence line of products, with the balance related to the sale of raw materials to an independent manufacturing facility.

Housewares/Small Appliance gross profits decreased $3,926,000 from $12,606,000 to $8,680,000, or 31%, approximately one-half of which related to the decrease in sales mentioned above, with the balance reflecting increased commodity and freight costs. Defense gross profits decreased $1,735,000 from $33,757,000 from the prior year’s quarter to $32,022,000, or 5%, reflecting the decrease in sales mentioned above, offset in part by efficiencies and a more favorable product mix realized during the half. Absorbent Products gross profits decreased $2,824,000 from $4,741,000 to $1,917,000, reflecting increased commodity and freight costs and lower efficiencies, offset in part by the sales increase mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment decreased $141,000, primarily reflecting changes in self-insured product liability accruals of $293,000, offset by an increase in employee benefit cost accruals. Defense segment selling and general expenses were flat. Absorbent Products selling and general expenses increased $1,472,000, primarily reflecting the absence of the prior year’s gains ($1,351,000) on the sale of obsolete equipment.

The above items were responsible for the change in operating profit.

Other income decreased $364,000, due primarily to lower interest income resulting from decreased yields.

Earnings before provision for income taxes decreased $10,125,000 from $44,660,000 to $34,535,000. The provision for income taxes decreased from $16,486,000 to $12,355,000, primarily reflecting a decrease in earnings. Net earnings decreased $5,994,000 from $28,174,000 to $22,180,000, or 21%.

Liquidity and Capital Resources

Net cash provided by operating activities was $26,719,000 and $35,618,000 for the six months ended July 3, 2011 and July 4, 2010, respectively. The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2011 were net earnings of $22,180,000; a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in inventory levels and deposits made with raw material suppliers included in other current assets; and decreases in payable and accrual levels. Of particular note during the first six months of 2010 were net earnings of $28,174,000; a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in inventory levels and deposits with suppliers included in other current assets; and decreases in payable and accrual levels.

Net cash provided by investing activities during the first six months of 2011 was $10,289,000, as compared to $619,000 during the first six months of 2010. The change in investing activity cash flow is attributable to an increase in net maturities/sales of marketable securities, partially offset by an increase in the acquisition of property, plant and equipment.

Cash flows from financing activities for the first six months of 2011 and 2010 primarily differed as a result of the $0.10 per share increase in the extra dividend paid during those periods.

Working capital decreased by $38,529,000 to $240,282,000 at July 3, 2011 for the reasons stated above. The Company’s current ratio was 6.0 to 1.0 at July 3, 2011 and 5.2 to 1.0 at December 31, 2010.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first six months of 2011 were lower than those in the first six months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced. The lower yields served to decrease interest income. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2010 and through the end of the second quarter of 2011. There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the RMB vis-à-vis the U.S. dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of July 3, 2011. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes in internal controls over financial reporting during the quarter ended July 3, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note F to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 6. Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company’s annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company’s current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008
Exhibit 10.1	Incentive Compensation Plan - incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010
Exhibit 10.2	Form of Restricted Stock Award Agreement - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010
Exhibit 11	Statement regarding computation of per share earnings
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 3, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: August 12, 2011	/s/ Maryjo Cohen
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
101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 3, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.