Form 10-K
period 2011-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2012-03-15
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or any amendment to the Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $490,468,015. The number of shares outstanding of each of the registrant’s classes of common stock, as of March 2, 2012 was 6,875,001.

The Registrant has incorporated in Part II of Form 10-K, by reference, portions of its 2011 Annual Report and in Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2012 Annual Meeting of Stockholders.

PART I

ITEM 1. BUSINESS

A.      DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company” or “National Presto”) consists of three business segments. For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements. The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances. The Defense Products segment manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases, performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the U.S. government and prime contractors, produces and sells a variety of less-lethal products and support accessories, and provides training for the use of less-lethal products. The Absorbent Products segment manufactures and sells primarily private label adult incontinence products and diapers.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control single thermostatic control line of skillets in several sizes, griddles, woks and multi-purpose cookers; deep fryers of various sizes; waffle makers; pizza ovens; slicer/shredders; electric heaters; corn poppers (hot air and microwave); rice cookers; microwave bacon cookers; coffeemakers and coffeemaker accessories; electric tea kettles; electric knife sharpeners; shoe polishers; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2011, approximately 12% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 18% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, rice cookers, tea kettles, electric stainless steel appliances, non-cast fryers and heaters). For the year ended December 31, 2010, approximately 15% of consolidated net sales were provided by cast products, and approximately 17% by noncast/thermal appliances. For the year ended December 31, 2009, approximately 16% of consolidated net sales were provided by cast products, and approximately 14% by noncast/thermal appliances. For the years ended December 31, 2010 and 2009, this segment had one customer which accounted for 10% or more of Company consolidated net sales. That customer was Wal-Mart Stores, Inc. which accounted for 11% of consolidated net sales in 2010 and 2009. The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

Products are sold primarily in the United States and Canada directly to retailers and also through independent distributors. Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them. The loss of, or material reduction in, business from any of the Company’s major customers could adversely affect the Company’s business. Most housewares and electrical appliances are sourced from vendors in the Orient. (See Note J to the Consolidated Financial Statements.)

The Company has a sales force of 11 employees that sell to and service most customers. A few selected accounts are handled by manufacturers’ representatives who may also sell other product lines. Sales promotional activities are conducted through the use of newspaper advertising and television. The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. This segment operates in a highly competitive and extremely price sensitive environment. Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results. Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller. In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company’s sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks. Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance. High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales. Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories. New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company’s most active selling periods.

Research and development costs related to new product development for the years 2011, 2010, and 2009 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

The Company invests funds not currently required for business activities (see Note A(4) to the Consolidated Financial Statements). Income from invested funds is included in Other Income in the accompanying consolidated financial statements.

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

Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors. Spectra maintains 294,000 square feet of space located in East Camden, Arkansas, dedicated primarily to Load, Assemble and Pack (LAP) type work and during 2008 completed a facility which enabled it to begin performance in 2008 of LAP work for the 40mm systems program previously mentioned and referenced below.

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

AMTEC Less Lethal Systems, Inc., a subsidiary of AMTEC Corporation, holds the assets that were purchased from ALS Technologies, Inc, a small Arkansas manufacturer of less than lethal ammunition, on November 1, 2011. The subsidiary’s products include smoke and tear gas grenades, specialty impact munitions, diversionary devices and stun munitions, support accessories like launchers and gas masks, as well as training for the use of its products. The subsidiary’s manufacturing facility is 15,000 square feet and is located in Bull Shoals, Arkansas.

The Defense Products segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price. This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System. The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years. AMTEC was awarded the majority share of requirements, and the Army estimated the total for the two contract awards, if all of the options were fully exercised, to be $1.3 billion. AMTEC projects that its deliveries under the contract will exceed $667,000,000, with final deliveries of approximately $9,000,000 expected to be completed in 2012. On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System. As in the original 5-year contract, AMTEC was awarded the majority share of the 40mm requirement. The requirements for the first two years of the new five-year contract awarded to AMTEC exceed $283,600,000. The actual and cumulative dollar volume with the Army over the remaining three years of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense. Total deliveries under the system program for the 40mm were $92,000,000 during 2011.

During 2011, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the newest contract apply to only three materials – steel, aluminum and zinc. The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination.

3. Absorbent Products Segment

The Absorbent Products segment business (Presto Absorbent Products, Inc.) was formed on November 21, 2001 to purchase assets from RMED International, a company that manufactured primarily private label diapers. On October 6, 2003, the segment purchased the assets of NCN Hygienic Products, Inc., a Marietta, Georgia company which manufactured adult incontinence products and pads for dogs, which were likewise primarily private label products. Focus continues to be on private label, although branded product is produced under the “PRESTO” label. The absorbent products business is capital intensive. New absorbent product equipment is extremely complex. Not only is considerable time required to secure and install the equipment, but even more time is required to develop the requisite employee skill sets to utilize the equipment efficiently. Sales channels must be in place to sell the increased production that results from new equipment and improved efficiency in operations.

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

Unlike the housewares/small appliance business, the absorbent product business is not seasonal. To the extent there are variations from month to month, that is primarily a function of customer promotional timing or a change in the customer base. As private label products tend to emulate branded product as much as possible, new product development is important, but is largely limited to providing features similar to those found in national branded product. Research and development costs are absorbed in operations.

The absorbent product industry is a very competitive, high volume-low margin business. There are several competitors, most of which are larger than this segment of the Company. Product competition is largely based on product pricing, quality, and features.

Product cost is heavily influenced by commodity costs which include wood pulp, as well as many petroleum based products. It is also influenced by equipment operating speed, efficiency, and utilization.

Advertising is typically the responsibility of the owner of the private label and is thus minimal. Most sales are currently handled through distributor/broker arrangements. Production for the most part is done to order.

For the years ended December 31, 2011, 2010, and 2009, this segment had one customer, Medline Industries Holdings LP, which accounted for 12%, 11%, and 12%, respectively, of consolidated net sales. The segment in 2009 implemented a program to diversify its customer base. Subsequently, the customer announced a plan to build its own absorbent product facility, and began operating the facility late in 2011. The segment currently has a one-year private label manufacturing agreement with Medline, which provides a framework for the ongoing relationship. The contract ends in September 2012. At this point, there is no commitment to extend the term of the contract. Medline has advised that it intends to continue purchasing product from the segment, albeit at a significantly reduced level. The complete loss of Medline Industries Holdings LP as a customer would have a material adverse effect on the segment.

The segment, which realized its first truly profitable year in 2009, began experiencing capacity constraints towards the end of that year and received Board authorization for a $30 million expansion. To date, it has ordered one multi-million dollar machine, which was installed in the Eau Claire, Wisconsin facility during the third quarter of 2011, added a warehouse addition to the current facility in Eau Claire, and installed an automated handling system. All were in operation by the third quarter of 2011. Additional equipment purchases are in process.

B.    OTHER COMMENTS

1. Sources and Availability of Materials

See Note J to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses

Patents, particularly on new products, trademarks and know-how are considered significant. The Company’s current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company’s innovations and proprietary rights. The Company has dozens of U.S. and foreign patents pending and granted. Of those U.S. patents granted, the following is a non-exhaustive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents): Quick Release Appliance Cord Assemblies (US 6,719,576 and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,740 and 6,354,194, March 2019), Food Processor (5,680,997, October 2014), Microwave Corn Popper Device and Methods (5,397,879, November 2013), and Parabolic Heater (D633,189, November 2023). To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits. The Defense and Absorbent Products segments do not currently hold patents, trademarks, and licenses which would be deemed significant to their respective operations.

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

Based on factors known as of December 31, 2011, it is believed that the Company’s environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company

As of December 31, 2011, the Company had 992 employees compared to 1,053 employees at the end of December 2010.

Approximately 208 employees of Amron are members of the United Steel Workers union. The contract between Amron and the union is effective through February 28, 2015.

5. Industry Practices Related to Working Capital Requirements

The major portion of the Company’s sales was made with terms of 60 days or shorter.

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

The contract backlog of the Defense segment was approximately $342,000,000, $329,000,000, and $274,000,000 at December 31, 2011, 2010, and 2009, respectively, net of intercompany sales. Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders. It is anticipated that the backlog will be performed during an 18 to 24-month period, after December 31, 2011.

Shipment of Absorbent Products typically occurs within 15 to 30 days from receipt of an order and thus there is usually no substantial long term backlog of orders.

C.    AVAILABLE INFORMATION

The Company has a web site at www.gopresto.com. The contents of the Company’s web site are not part of, nor are they incorporated by reference into, this annual report.

The Company makes available on its web site its annual reports on Form 10-K or 10-K/A and, beginning with its second quarter filing in 2011, quarterly reports on Form 10-Q. It does not provide its current reports on Form 8-K or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on its web site. These reports are readily available to the public on the SEC web site at www.sec.gov, and can be located with ease using the link provided on the Company’s web site. The Company also provides paper copies of its annual report free of charge upon request.

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

Although the Company has a long-established relationship with its major customers, it does not have any long-term supply agreement or guaranty of minimum purchases. As a result, the customers may fail to place planned orders, change planned quantities, delay purchases, or change product assortments for reasons beyond its control, which could prove detrimental to the segment’s operating results.

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

Over the past decade, the housewares/small appliance industry has undergone significant consolidation, and, as a result, the industry primarily consists of a limited number of larger companies. Larger companies do enjoy a competitive advantage in terms of the ability to offer a larger assortment of product to any one customer. As a result, the Company may find it more difficult or lose the ability to place its products with its customers.

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

In April 2005, AMTEC Corporation was selected as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for the Army’s five year 40mm systems program. AMTEC projects that its deliveries to the Army over the life of the contract will exceed $667,000,000. In February 2010 the Army awarded AMTEC a new contract for an additional five-year period. As in the original contract, AMTEC and one other prime contractor will be responsible for supplying all of the requirements for the 40mm family of ammunition rounds. The actual annual and cumulative dollar volume with the Army will be dependent on military requirements and funding. Total deliveries under the systems program for the two 40mm contracts were $92,000,000 during 2011.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in the Defense segment sales and earnings.

Government contracts are primarily dependent upon the U.S. defense budget. During recent years, the Company’s sales have been augmented by increased defense spending, including supplemental appropriations for operations in Iraq and Afghanistan. However, future defense budgets could be negatively affected by several factors, including U.S. Government budget deficits, administration priorities, U.S. national security strategies, a change in spending priorities, and the reduction of military operations in Afghanistan and other parts of the world. Any significant decline or redirection of U.S. military expenditures could result in a decrease to the Company’s sales and earnings.

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

Substantially all of the Company’s U.S. government contracts are being performed on fixed-price basis. Under fixed-price contracts, the Company agrees to perform the work for a fixed price, subject to limited escalation provisions on specified raw materials. Thus it bears the risk that any increases or unexpected costs may reduce profits or potentially cause losses on the contract, which could have a material adverse effect on results of operations and financial condition. That risk is potentially compounded by the political actions under consideration by federal and state governments, including climate change and labor regulations, which could have an impact if enacted or promulgated on the availability of affordable labor, energy and ultimately, materials, as the effects of the legislation/regulation ripple throughout the economy. In addition, products are accepted by test firing samples from a production lot. Lots typically constitute a sizable amount of product. Should a sample not fire as required by the specifications, the cost to rework or scrap the entire lot could be substantial.

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

One customer, Medline Industries Holdings LP, has accounted for more than 10% of consolidated net sales in each of the last three fiscal years. During the last several years, the Absorbent Products segment has been implementing a customer diversification program to reduce its reliance on this customer. In September of 2011, the Company entered a one-year private label manufacturing agreement with Medline. The agreement provided a framework for an ongoing relationship between the parties and ends in September 2012. In fourth quarter 2011, Medline began operating its own absorbent products facility. As a result, purchases for 2012 are expected to decline significantly. The loss of this customer, in particular if in conjunction with the loss of other key customers, could have a material adverse effect on the segment’s results of operations and financial condition.

Increases in costs for raw materials, transportation, energy and other supplies could adversely affect the results of its operations.

At times, the Company has experienced significant increases in its raw material, transportation, energy, and other supply costs primarily due to limited global supply and increased demand. Any increased costs that cannot be fully absorbed or passed along in the form of price increases to its customers could adversely affect earnings. Global economic conditions, supplier capacity constraints and other factors could affect the availability of, or prices for, those raw materials. The risk is further compounded by the political actions under consideration by federal and state governments, including climate change and labor regulations, which could have an impact if enacted or promulgated on the availability of affordable labor, energy, and ultimately, materials, as the effects of the legislation ripple throughout the economy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES (Owned Except Where Indicated)

The Company’s Eau Claire facility is approximately 522,000 square feet, of which Presto Absorbent Products, Inc. leases approximately 380,000 square feet. The Company’s corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin and East Camden and Bull Shoals, Arkansas; and two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment.

The Janesville, Wisconsin facility is comprised of approximately 75,000 square feet and the Antigo, Wisconsin facility is comprised of approximately 208,000 square feet. The East Camden and Bull Shoals, Arkansas operations lease approximately 294,000 and 15,000 square feet, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2011			2010
	Applicable Dividends Paid	Market Price		Applicable Dividends Paid	Market Price
	per Share	High	Low	per Share	High	Low

First Quarter	$8.25	$136.77	$102.49	$8.15	$130.58	$108.11
Second Quarter	—	114.21	95.65	—	117.99	90.61
Third Quarter	—	105.44	85.74	—	110.35	89.50
Fourth Quarter	—	99.99	82.76	—	134.40	105.40

Full Year	$8.25	$136.77	$82.76	$8.15	$134.40	$89.50

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”. As of March 2, 2012, there were 343 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees. During the fourth quarter of 2011, the Company did not purchase any of its equity securities.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2011 Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

	(in thousands except per share data)
For the years ended December 31,	2011	2010	2009	2008	2007
Net sales	$431,021	$479,000	$478,468	$448,253	$421,287

Net earnings	$47,968	$63,531	$62,576	$44,183	$38,623

Net earnings per share – Basic & Diluted	$6.98	$9.26	$9.13	$6.45	$5.65

Total assets	$411,641	$415,133	$402,405	$365,883	$374,676

Dividends paid per common share applicable to current year
Regular	$1.00	$1.00	$1.00	$1.00	$0.95
Extra	7.25	7.15	4.55	3.25	2.85
Total	$8.25	$8.15	$5.55	$4.25	$3.80

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K. Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2011 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 15, 2012, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues; work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts; failure of subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

2011 COMPARED TO 2010

Readers are directed to Note L, “Business Segments,” to the Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2011 and 2010.

On a consolidated basis, sales decreased by $47,979,000 (10%), gross margins decreased by $19,815,000 (17%), and selling and general expense increased by $3,283,000 (20%). Other income, principally interest, decreased by $1,232,000 (54%), while earnings before provision for income taxes decreased by $24,330,000 (25%), and net earnings decreased by $15,563,000 (25%). Details concerning these changes can be found in the comments by segment found below.

Housewares/Small Appliance net sales decreased $26,622,000 from $157,474,000 to $130,852,000, or 17%, which was primarily attributable to a decrease in units shipped, largely attributed to the growing retail trend of purchasing private label products, coupled with a phenomenon known as the just in time consumer, resulting in the retailers’ failure to maintain adequate stock when the consumers were ready to make a purchase. Both trends are expected to result in a reduction of volume during the first half 2012. Exclusive products will be introduced in the latter part of the year to counter the first trend. Defense net sales decreased by $38,390,000, from $240,762,000 to $202,372,000, or 16%, primarily reflecting a decrease in unit shipments, which has had the effect of deferring sales to a later date. Absorbent Products net sales increased by $17,033,000 from $80,764,000 to $97,797,000, or 21%, primarily from an increase in unit shipments due in large part to its successful implementation of its customer diversification program. That program will be particularly critical in 2012 to offset the expected reduction of shipments to its major customer, which began producing product in its own facility during the fourth quarter of 2012.

Housewares/Small Appliance gross profit decreased $10,016,000 from $37,032,000 (24% of sales) in 2010 to $27,016,000 (21% of sales) in 2011, primarily reflecting the decrease in sales mentioned above, augmented by increased commodity costs. Defense gross profit decreased $6,065,000 from $68,071,000 (28% of sales) to $62,006,000 (31% of sales), reflecting the decrease in sales mentioned above, approximately half of which was offset by realized efficiencies and a more favorable product mix. Absorbent products gross profit decreased $3,734,000, from $8,471,000 (11% of sales) to $4,737,000 (5% of sales), primarily reflecting increased commodity costs, inefficiencies stemming from the installation and startup of new production equipment, and a fire on one of the segment’s machines. The decrease was further augmented by differences in year to year supplier rebate timing, which favorably affected prior year margins by $401,000. Commodity costs are expected to increase in 2012 as well.

Selling and general expenses for the Housewares/Small Appliance segment increased $826,000 from the prior year’s levels. Significant items were increases in employee benefit cost and bad debt accruals of $1,076,000 and $350,000, respectively, and legal and professional costs of $260,000, partially offset by decreases in self-insurance and environmental reserves of $771,000 and $159,000, respectively. Defense segment selling and general expenses increased $329,000, primarily reflecting increases in legal and professional costs of $127,000, employee benefit costs of $51,000, and other individually insignificant items. Selling and general expenses for the Absorbent Products segment increased $2,128,000. The most significant items were the absence of last year’s gain on the sale of obsolete equipment of $1,293,000 and an increase in the reserve for bad debts of $638,000.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $24,330,000 from $99,355,000 to $75,025,000. The provision for income taxes decreased from $35,824,000 to $27,057,000, which resulted in an effective income tax rate of 36% in both years. Net earnings decreased $15,563,000 from $63,531,000 to $47,968,000.

2010 COMPARED TO 2009

Readers are directed to Note L, “Business Segments,” to the Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2010 and 2009.

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

Housewares/Small Appliance net sales increased $7,458,000 from $150,016,000 to $157,474,000, or 5%, which was primarily attributable to an increase in units shipped. A portion of the increase was due to heavy first quarter 2010 shipments occasioned by low year-end 2009 retail inventories. Shipments during that quarter increased by $4,888,000 over the comparable quarter of the prior year. Defense net sales decreased by $13,027,000, from $253,789,000 to $240,762,000, or 5%, primarily reflecting a decrease in unit shipments. Absorbent Products net sales increased by $6,101,000 from $74,663,000 to $80,764,000, or 8%, primarily from an increase in unit shipments.

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

LIQUIDITY AND CAPITAL RESOURCES

2011 COMPARED TO 2010

Cash provided by operating activities was $58,686,000 during 2011 as compared to $57,768,000 during 2010. The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during 2011 were net earnings of $47,968,000, reflecting a decrease in late fourth quarter sales and a reduction in accounts receivable levels. These items were offset by increases in inventory levels and deposits with vendors included in other current assets, and a decrease in payable levels. Of particular note during 2010 were net earnings of $63,531,000 and an increase in payable levels, largely reflecting deposits received from one customer during the year. Also of note were an increase in inventory levels and a change in other current assets attributable to additional deposits made to vendors.

Net cash provided by investing activities was $21,816,000 during 2011 compared to $1,542,000 used during 2010. Of note during 2011 were net maturities/sales of marketable securities of $41,559,000, partially offset by the acquisition of plant and equipment of $15,003,000, primarily to support the expansion of the Absorbent Products segment, and the acquisition of assets comprising a small business in the Defense segment, described in Note P to the Consolidated Financial Statements, of $4,526,000. Of note during 2010 was the $17,972,000 of cash used in the acquisition of plant and equipment primarily to support the expansion of the Absorbent Products segment. The purchase of plant and equipment was essentially funded through the sale of marketable securities.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s consolidated balance sheet that the Company believes understates the true liquidity of the Company’s income portfolio. As of December 31, 2011 and 2010, $33,034,000 and $37,779,000, respectively, of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

The Company increased its dividends paid in 2011 by $0.10, which accounted for the increase in cash used in financing activities.

As a result of the foregoing factors, cash and cash equivalents increased in 2011 by $24,276,000 to $73,995,000.

Working capital decreased by $15,852,000 to $262,959,000 at December 31, 2011 for the reasons stated above. The Company’s current ratio was 5.0 to 1.0 at December 31, 2011, compared to 5.2 to 1.0 at December 31, 2010.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments per existing authorized projects and for additional projects if the appropriate return on investment is projected. See Item 1-A-3 for information regarding the planned expansion for the Absorbent Products segment.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax-exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during 2011 were lower than those in the preceding year. The lower yields, combined with a decrease in the Company’s investment holdings, served to decrease interest income. There can be no assurance that interest rates will not continue to decline. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies, and is not controllable by the Company.

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

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $342,000,000 at December 31, 2011, and $329,000,000 at December 31, 2010. Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders. It is anticipated that the backlog will be performed during an 18 to 24-month period.

CONTRACTUAL OBLIGATIONS

The below table discloses a summary of the Company’s specified contractual obligations at December 31, 2011:

	Payments Due By Period (In thousands)

Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$699	$391	$208	$56	$44
Purchase obligations(1)	184,350	184,350	0	0	0
Earn-out payments(2)	3,000	0	2,000	1,000	0

Total	$188,049	$184,741	$2,208	$1,056	$44

(1)	Purchase obligations includes outstanding purchase orders at December 31, 2011. Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, and to material suppliers in the Defense and Absorbent Products segments. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s or other customers’ products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be estimated.
(2)	The Company has agreed to make certain payments dependent upon the future performance of a Defense segment subsidiary based upon its anticipated future level of earnings.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC 230, the Company’s 7-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 2.8 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2011, 2010, and 2009. There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. dollar. To the extent there are further revaluations of the RMB vis-à-vis the U.S. dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.	The consolidated financial statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Registered Public Accounting Firm can be found on pages F-1 through F-18.

B.	Quarterly financial data is contained in Note N to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective disclosure controls and procedures as of December 31, 2011, as a result of a material weakness in internal control over financial reporting. This conclusion was based on the identification of a material weakness solely related to an improper segregation of duties within the Company’s Defense segment. The segregation of duties situation is described below in Management’s Assessment of Internal Control over Financial Reporting.

There were changes in internal controls over financial reporting during the quarter and year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The changes relate to the segregation of duties situation described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management concluded that, as of December 31, 2011, the Company did not maintain effective internal control over financial reporting, solely relating to improper segregation of duties identified within the Company’s Defense segment. During the fourth quarter of 2011, members of the Company’s financial staff had access to automated accounting functions and the ability to administer security over the processing of accounting data. In the future, system access reviews will be conducted on a quarterly basis to ensure that proper segregation of duties is maintained. The segregation of duties situation described above was remediated prior to the issuance of this report.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Presto Industries, Inc.

Eau Claire, WI

We have audited National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Presto Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting has been identified and described in management’s assessment. Members of the Company’s financial staff have extensive access to system based accounting functions and the ability to administer security over the system processing the accounting data. These incompatible functions could result in unauthorized or inappropriate activities and it’s reasonably possible that a material misstatement could occur that may not be prevented or detected in a timely manner. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 15, 2012 on those financial statements.

In our opinion, National Presto Industries, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 15, 2012

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, And Chief Executive Officer	59

Donald E. Hoeschen	Vice President, Sales	64

Larry J. Tienor	Vice President, Engineering	63

Randy F. Lieble	Vice President, Chief Financial Officer, Treasurer, and Director	58

Douglas J. Frederick	Secretary and General Counsel	41

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

Mr. Lieble was elected Chief Financial Officer, Vice President and Treasurer on September 8, 2008. He has been a member of the Board of Directors since 2008. Other than a brief hiatus of one year during which he worked as a financial advisor for UBS Financial Services, Mr. Lieble had worked for the registrant since 1977 in a variety of capacities, including the positions listed above.

Mr. Frederick was elected Corporate Secretary on November 17, 2009. He has been associated with the registrant since 2007 as an in-house attorney with expertise in litigation and intellectual property matters and in the capacity of General Counsel since January 2009. Prior to his employment with the registrant, Mr. Frederick was a litigation attorney with the firm Rider Bennett, LLP.

The information under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders is incorporated by reference.

The Company has adopted a code of ethics that applies to all Company employees, entitled the “Corporate Code of Conduct,” which is set forth in the Corporate Governance section of the Company’s website located at www.gopresto.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Executive Compensation and Other Information,” “Summary Compensation Table,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
1.	Consolidated Financial Statements:

	a.	Consolidated Balance Sheets - December 31, 2011 and 2010	F-1 & F-2

	b.	Consolidated Statements of Earnings -Years ended December 31, 2011, 2010 and 2009	F-3

	c.	Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009	F-4

	d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2011, 2010 and 2009	F-5

	e.	Notes to Consolidated Financial Statements	F-6 through F-17

	f.	Report of Independent Registered Public Accounting Firm	F-18

2.	Consolidated Financial Statement Schedule:

	Schedule II - Valuation and Qualifying Accounts		F-19

(b)	Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

* Compensatory Plans

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of BDO USA, LLP

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from National Presto Industries, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Notes to Consolidated Financial Statements (tagged as blocks of text), and (vi) Schedule II - Valuation and Qualifying Accounts.*

*The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Richard N. Cardozo	By:	/S/ Patrick J. Quinn
	Richard N. Cardozo		Patrick J. Quinn
	Director		Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen		Joseph G. Stienessen
	Chair of the Board, President,		Director
Chief Executive Officer (Principal
Executive Officer), and Director

By:	/S/ Randy F. Lieble
Randy F. Lieble
Vice President, Chief Financial Officer
(Principal Financial Officer),
Treasurer, and Director

Date: March 15, 2012

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2011		2010
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$73,995		$49,719

Marketable securities		59,360		101,005

Accounts receivable	$74,995		$91,642

Less allowance for doubtful accounts	1,361	73,634	527	91,115

Inventories:

Finished goods	32,759		37,144

Work in process	50,462		37,040

Raw materials	11,285	94,506	8,948	83,132

Deferred tax assets		6,140		6,268

Other current assets		21,270		14,301

Total current assets		328,905		345,540

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements	1,955		1,946

Buildings	29,348		25,527

Machinery and equipment	90,305		79,626

	121,608		107,099

Less allowance for depreciation and amortization	57,340	64,268	48,991	58,108

GOODWILL		18,468		11,485

		$411,641		$415,133

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2011		2010
LIABILITIES

CURRENT LIABILITIES:

Accounts payable		$48,344		$44,298

Federal and state income taxes		1,567		5,859

Accrued liabilities		16,035		16,572

Total current liabilities		65,946		66,729

DEFERRED INCOME TAXES		9,405		4,467

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized:12,000,000 shares at December 31, 2011 and 2010
Issued: 7,440,518 shares at December 31, 2011 and 2010
Outstanding: 6,875,001 and 6,865,150 shares at December 31, 2011 and 2010, respectively	$7,441		$7,441

Paid-in capital	3,539		2,738

Retained earnings	342,873		351,571

Accumulated other comprehensive income	72		129

	353,925		361,879

Treasury stock, at cost, 565,517 and 575,368 shares at December 31, 2011 and 2010, respectively	17,635		17,942
Total stockholders’ equity		336,290		343,937

		$411,641		$415,133

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share data)

	For the years ended December 31,
	2011	2010	2009
Net sales	$431,021	$479,000	$478,468

Cost of sales	337,262	365,426	368,376

Gross profit	93,759	113,574	110,092

Selling and general expenses	19,775	16,492	18,745

Operating profit	73,984	97,082	91,347

Other income, principally interest	1,041	2,273	3,050

Earnings before provision for income taxes	75,025	99,355	94,397

Provision for income taxes	27,057	35,824	31,821

Net earnings	$47,968	$63,531	$62,576

Weighted average common shares outstanding:
Basic	6,871	6,862	6,854
Diluted	6,872	6,862	6,854

Net earnings per share:
Basic	$6.98	$9.26	$9.13
Diluted	$6.98	$9.26	$9.13

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

	For the years ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net earnings	$47,968	$63,531	$62,576
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	9,037	8,637	8,738
Deferred income taxes	5,096	(399)	(33)
Other	628	(790)	682
Changes in operating accounts:
Accounts receivable, net	17,973	1,244	(16,765)
Inventories	(10,284)	(14,557)	3,145
Other current assets	(6,729)	(5,604)	(5,362)
Accounts payable and accrued liabilities	(711)	6,138	7,090
Federal and state income taxes	(4,292)	(432)	2,074
Net cash provided by operating activities	58,686	57,768	62,145

Cash flows from investing activities:
Marketable securities purchased	(40,962)	(45,464)	(78,486)
Marketable securities - maturities and sales	82,521	62,109	81,426
Acquisition of property, plant and equipment	(15,003)	(17,972)	(3,337)
Sale of property, plant and equipment	6	1,365	71
Acquisition of businesses, net of cash acquired	(4,526)	—	—
Other	(220)	(1,580)	228
Net cash provided by (used in) investing activities	21,816	(1,542)	(98)

Cash flows from financing activities:
Dividends paid	(56,665)	(55,889)	(38,008)
Other	439	408	243
Net cash used in financing activities	(56,226)	(55,481)	(37,765)

Net increase in cash and cash equivalents	24,276	745	24,282
Cash and cash equivalents at beginning of year	49,719	48,974	24,692
Cash and cash equivalents at end of year	$73,995	$49,719	$48,974

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$26,686	$36,479	$30,663

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share data)

For the years ended December 31, 2011, 2010, 2009

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2008	6,848	$7,441	$1,735	$319,362	$536	$(18,469)	$310,605

Net earnings				62,576			62,576

Unrealized gain on available-for-sale securities, net of tax					107		107

Total comprehensive income							62,683

Dividends paid, $5.55 per share				(38,008)			(38,008)

Other	10		302			290	592

Balance December 31, 2009	6,858	7,441	2,037	343,930	643	(18,179)	335,872

Net earnings				63,531			63,531

Unrealized loss on available-for-sale securities, net of tax					(514)		(514)

Total comprehensive income							63,017

Dividends paid, $8.15 per share				(55,889)			(55,889)

Other	7		701	(1)		237	937

Balance December 31, 2010	6,865	7,441	2,738	351,571	129	(17,942)	343,937

Net earnings				47,968			47,968

Unrealized loss on available-for-sale securities, net of tax					(57)		(57)

Total comprehensive income							47,911

Dividends paid, $8.25 per share				(56,665)			(56,665)

Other	10		801	(1)		307	1,107

Balance December 31, 2011	6,875	$7,441	$3,539	$342,873	$72	$(17,635)	$336,290

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

(3)     FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company utilizes the methods of determining fair value as described in Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures to value its financial assets and liabilities. ASC 820 utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.

(4)     CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

Cash and Cash Equivalents: The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds and certificates of deposit. The Company deposits its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits. Certificates of deposit are reported at par value, and money market funds are reported at fair value determined using quoted prices in active markets for identical securities (Level 1, as defined by FASB ASC 820).

The Company’s cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the bank for payment of $5,313,000 and $2,788,000 at December 31, 2011 and 2010, respectively, are included as reductions of cash and cash equivalents or bank overdrafts in accounts payable, as appropriate.

Marketable Securities: The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Highly liquid, tax exempt variable rate demand notes with put options exercisable in three months or less are classified as marketable securities. Also included are certificates of deposit with maturities greater than three months.

At December 31, 2011 and 2010, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at December 31 is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during 2011.

	(In thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2011
Tax-exempt Municipal Bonds	$26,214	$26,326	$128	$16
Variable Rate Demand Notes	33,034	33,034	0	0
Total Marketable Securities	$59,248	$59,360	$128	$16

December 31, 2010
Tax-exempt Municipal Bonds	$62,339	$62,537	$354	$156
Variable Rate Demand Notes	37,779	37,779	0	0
Certificates of Deposit	689	689	0	0
Total Marketable Securities	$100,807	$101,005	$354	$156

Proceeds from sales of marketable securities totaled $82,521 in 2011, $62,109,000 in 2010, and $81,426,000 in 2009. There were no gross gains or gross losses related to sales of marketable securities during the years ended December 31, 2011, 2010 and 2009. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income and were gains of $112,000, $198,000 and $990,000 before taxes at December 31, 2011, 2010, and 2009, respectively. No unrealized gains were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2011, 2010, and 2009.

The contractual maturities of the marketable securities held at December 31, 2011 are as follows: $8,288,000 within one year; $17,193,000 beyond one year to five years; $12,654,000 beyond five years to ten years, and $21,225,000 beyond ten years. All of the instruments in the beyond five year ranges, with the exception of $4,804,000 of tax-exempt municipal bonds with maturities between five and seven years, are variable rate demand notes which as noted above can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

(7)     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements. The Company reviews long lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.

(8)     GOODWILL: The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. No goodwill impairments were recognized during 2011, 2010, or 2009. The Company’s goodwill as of December 31, 2011 and 2010 was $18,468,000 and $11,485,000, respectively, relating entirely to its Defense Products segment, which had zero cumulative impairment charges at December 31, 2011. During 2011, $6,983,000 was added to goodwill as a result of the acquisition of the assets of ALS Technologies, Inc., more fully described in Note P. The acquisition purchase price allocation to goodwill is preliminary and will be finalized in 2012 upon the completion of a business valuation. The Absorbent Products segment value of goodwill was $0, with cumulative impairment charges of $4,648,000, at both December 31, 2011 and 2010. The Company has no recorded intangible assets, other than goodwill.

(9)     REVENUE RECOGNITION: For all of its segments, the Company recognizes revenue when product is shipped or title passes pursuant to customers’ orders, the price is fixed and collection is reasonably assured. For the Housewares/Small appliance segment, the Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment. Net sales for this segment are calculated by deducting early payment discounts and cooperative advertising allowances from gross sales. The Company records cooperative advertising allowances when revenue is recognized. See Note A(10) for a description of the Company’s policy for sales returns.

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

(12)    ADVERTISING: The Company’s policy is to expense advertising as incurred and include it in selling and general expenses. Advertising expense was $70,000, $9,000, and $237,000 in 2011, 2010, and 2009, respectively.

(13)    ACCUMULATED OTHER COMPREHENSIVE INCOME: The $72,000 and $129,000 of accumulated comprehensive income at December 31, 2011 and 2010, respectively, relate to the unrealized gain on the Company’s available-for-sale marketable security investments. These amounts are recorded net of tax effect of $40,000 and $69,000 for 2011 and 2010, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet. The following table shows the changes in product warranty liability for the period:

	(In thousands) Year Ended December 31
	2011	2010
Beginning balance January 1	$326	$405

Accruals during the period	523	353

Charges / payments made under the warranties	(508)	(432)

Balance December 31	$341	$326

(15)    STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note F, the Company awards non-vested restricted stock to employees and executive officers.

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

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income with the issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of the deferral is consistent with the effective date of the ASU No. 2011-05. The Company will adopt ASU 2011-5 retrospectively by the required date.

B.      INVENTORIES:

The amount of inventories valued on the LIFO basis was $30,159,000 and $35,095,000 as of December 31, 2011 and 2010, respectively, and consists of housewares/small appliance finished goods. Under LIFO, inventories are valued at approximately $5,518,000 and $4,205,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2011 and 2010, respectively. During the years ended December 31, 2011, 2010, and 2009, $5,474,000, $601,000, and $892,000, respectively, of a LIFO layer was liquidated. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2011	$(1,313)	$832	$0.12
2010	$(1,850)	$1,169	$0.17
2009	$2,082	$(1,357)	$(0.20)

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense, Absorbent Products, and raw materials of the Housewares/Small Appliance segments are valued under the first-in, first-out method and total $64,347,000 and $48,037,000 at December 31, 2011 and 2010, respectively. The December 31, 2011 FIFO total is comprised of $2,600,000 of finished goods, $50,462,000 of work in process, and $11,285,000 of raw material and supplies. At December 31, 2010 the FIFO total was comprised of $2,049,000 of finished goods, $37,040,000 of work in process, and $8,948,000 of raw material and supplies.

C.      ACCRUED LIABILITIES:

At December 31, 2011, accrued liabilities consisted of payroll $6,472,000, product liability $6,052,000, environmental $2,250,000, and other $1,261,000. At December 31, 2010, accrued liabilities consisted of payroll $6,536,000, product liability $6,448,000, environmental $2,535,000, and other $1,053,000.

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

D.      TREASURY STOCK:

As of December 31, 2011, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares. No shares were reacquired in 2011, 2010, or 2009. Treasury shares have been used for stock based compensation and to fund a portion of the Company’s 401(k) contributions.

E.      NET EARNINGS PER SHARE:

Earnings per share was calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for common shareholders and each participating security according to dividends declared and participation rights in undistributed earnings.

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

During 2011 and 2010, the Company granted 3,402 and 3,328 shares of restricted stock, respectively, to 15 employees and executive officers of the Company. The restricted stock vests on specified dates in 2015 through 2017, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the consolidated statements of earnings related to stock-based compensation of $29,000, $3,000, and $0 in 2011, 2010, and 2009, respectively. Certain accrued bonuses as of December 31, 2009 were converted to restricted stock awards during 2010. The fair value of the awards on the 2010 grant date was $238,000, which approximates the amount that was included in selling and general expense in the consolidated statement of earnings for 2009 when the bonuses were accrued.

As of December 31, 2011, there was approximately $412,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a period of 5.2 years. There were no shares of restricted stock that vested during 2011, 2010, or 2009.

The following table summarizes the activity for non-vested restricted stock:

	2011		2010
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	3,328	$109.38	0	$0.00
Granted	3,402	93.32	3,328	109.38
Non-vested at end of period	6,730	$101.26	3,328	$109.38

G.      401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company’s related cash dividends, totaled $1,030,000 in 2011, $904,000 in 2010, and $592,000 in 2009. In addition, the Company made cash contributions of $697,000 in 2011, $667,000 in 2010, and $634,000 in 2009 to the 401(k) Plan. The Company also contributed $369,000, $370,000, and $472,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2011, 2010, and 2009, respectively.

H.      INCOME TAXES:

The following table summarizes the provision for income taxes:

	For Years Ended December 31 (in thousands)
	2011	2010	2009
Current:
Federal	$17,596	$30,317	$29,267
State	4,365	5,905	2,383
	21,961	36,222	31,650
Deferred:
Federal	4,972	(996)	(34)
State	124	598	205
	5,096	(398)	171
Total tax provision	$27,057	$35,824	$31,821

The effective rate of the provision for income taxes as shown in the consolidated statements of earnings differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.9%	4.6%	1.8%
Tax exempt interest and dividends	(0.5%)	(0.7%)	(1.1%)
Other	(2.3%)	(2.8%)	(2.0%)
Effective rate	36.1%	36.1%	33.7%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2011	2010
Deferred tax assets
Insurance (primarily product liability)	$2,847	$2,713
Vacation	951	885
Environmental	894	993
Goodwill	859	1,321
Other	589	356
Total deferred tax assets	6,140	6,268

Deferred tax liabilities
Depreciation	9,366	4,398
Other	39	69
Net deferred tax liabilities	9,405	4,467

Net deferred tax assets (liabilities)	$(3,265)	$1,801

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes. As of December 31, 2011, the carrying amount of the Company’s gross unrecognized tax benefits was $248,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2011 and 2010:

	(In thousands)
	2011	2010
Balance at January 1	$418	$1,447
Additions for tax positions taken related to the current year	87	75
Additions for tax positions taken related to prior years	12	0
Reductions for tax positions taken related to prior years	0	(111)
Settlements	(269)	(993)
Balance at December 31	$248	$418

It is the Company’s practice to include interest and penalties in tax expense. During the years ended December 31, 2011 and 2010, the Company accrued approximately $11,000 and $37,000 in interest, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states. The Company is currently under audit by the Internal Revenue Service for the tax years 2009 and 2010. For all states in which it does business, the Company is subject to state audit statutes.

I.        COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

J.       CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 11% of consolidated net sales for the years ended December 31, 2010 and 2009. In the Absorbent Products segment, one customer accounted for 12%, 11% and 12% of consolidated net sales for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company sources most of its housewares/small appliances from vendors in the Orient and as a result risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays. Should such problems or delays materialize, products might not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective. In addition, the Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2011, 2010, and 2009. There is no similar provision applicable to the Chinese Yuan, which until 2005 had been tied to the U.S. dollar, but which has since been allowed to float and has appreciated in value. To date, any material impact from the change in the value of the currency has been to the cost of products secured via purchase orders issued subsequent to the currency value change. Foreign transaction gains/losses are immaterial to the financial statements for all years presented.

The Company’s Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors. As a consequence, this segment’s future business essentially depends on the product needs and governmental funding of the DOD. During 2011, 2010, and 2009, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, with the award of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict. Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control. The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination. Materials used in the Defense segment are available from multiple sources. As of December 31, 2011, 208 employees of Amron, or 21% of the Company’s total workforce, are members of the United Steel Workers union. The contract between Amron and the union is effective through February 28, 2015.

Raw materials for the Absorbent Products segment are commodities that are typically available from multiple sources.

K.      ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property. As of December 31, 1998, all remediation projects required at the Company’s Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s. After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater. Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the City of Eau Claire. As of December 31, 2011, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2011, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company. The Company’s environmental accrued liability on an undiscounted basis was $2,250,000 and $2,535,000 as of December 31, 2011 and 2010, respectively, and is included in accrued liabilities on the balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2012	$390
2013	265
2014	249
2015	234
2016	218
Thereafter	894
$2,250

L.      BUSINESS SEGMENTS:

The Company operates in three business segments. The Company identifies its segments based on the Company’s organization structure, which is primarily by principal products. The principal product groups are Housewares/Small Appliances, Defense Products, and Absorbent Products. Sales for all three segments are primarily to customers in North America.

The Housewares/Small Appliance segment designs, markets, and distributes housewares and small appliances. These products are sold primarily in the United States and Canada directly to retail outlets and also through independent distributors. As more fully described in Note J, the Company primarily sources its Housewares/Small Appliance products from non-affiliated suppliers located in the Orient. Sales are seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.

The Defense Segment was started in 2001 with the acquisition of AMTEC Corporation, which manufactures precision mechanical and electromechanical assemblies for the U.S. government and prime contractors. During 2005, and again during 2010, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years. AMTEC’s manufacturing plant is located in Janesville, Wisconsin. During 2003, this segment was expanded with the acquisition of Spectra Technologies, LLC of East Camden, Arkansas. This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. government and prime contractors. During 2006, the segment was expanded with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin, which primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition. In 2011 the segment was further augmented with the purchase of certain assets of ALS Technologies, Inc. of Bull Shoals, Arkansas, which manufactures less than lethal ammunitions.

The Absorbent Products segment was started in 2001 with the acquisition of certain assets from RMED International, Inc, forming Presto Absorbent Products, Inc. This company manufactured diapers. During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia manufacturer of adult incontinence products and training pads for dogs. Starting in 2004, the company began making adult incontinence products at the Company’s facilities in Eau Claire, Wisconsin. The segment’s products are sold to distributors and other absorbent product manufacturers. In 2007, the Company completed the closure of the Georgia facility and consolidated its absorbent products manufacturing in the Eau Claire, Wisconsin facility. It no longer manufactures dog pads.

In the following summary, operating profit represents earnings before other income, principally interest income, and income taxes. The Company’s segments operate discretely from each other with no shared manufacturing facilities. Costs associated with corporate activities (such as cash and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliance segment for all periods presented.

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Year ended December 31, 2011
External net sales	$130,852	$202,372	$97,797	$431,021
Gross profit	27,016	62,006	4,737	93,759
Operating profit	16,716	55,049	2,219	73,984
Total assets	238,534	109,137	63,970	411,641
Depreciation and amortization	993	3,469	4,575	9,037
Capital expenditures	3,249	1,558	10,196	15,003

Year ended December 31, 2010
External net sales	$157,474	$240,762	$80,764	$479,000
Gross profit	37,032	68,071	8,471	113,574
Operating profit	27,558	61,443	8,081	97,082
Total assets	256,945	106,487	51,701	415,133
Depreciation and amortization	926	3,650	4,061	8,637
Capital expenditures	1,117	3,473	13,382	17,972

Year ended December 31, 2009
External net sales	$150,016	$253,789	$74,663	$478,468
Gross profit	40,336	61,866	7,890	110,092
Operating profit	30,290	54,823	6,234	91,347
Total assets	260,854	107,907	33,644	402,405
Depreciation and amortization	925	3,570	4,243	8,738
Capital expenditures	1,240	1,275	822	3,337

M.     OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities and equipment under noncancelable operating leases, many of which contain renewal options ranging from one to five years. Rent expense was approximately $806,000, $771,000, and $836,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Future minimum annual rental payments required under operating leases are as follows:

Years ending December 31:	(In thousands)
2012	$391
2013	180
2014	28
2015	28
2016	28
Thereafter	44
$699

N.      INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2011 and 2010:

	(In thousands, except per share data)
Quarter	Net Sales	Gross Profit	Net Earnings	Earnings per Share (Basic)	Earnings per Share (Diluted)
2011
First	$108,886	$21,954	$11,363	$1.65	$1.65
Second	98,268	20,665	10,817	1.57	1.57
Third	104,861	23,657	12,386	1.80	1.80
Fourth	119,006	27,483	13,402	1.96	1.96
Total	$431,021	$93,759	$47,968	$6.98	$6.98

2010
First	$106,400	$24,587	$13,199	$1.92	$1.92
Second	117,075	26,517	14,975	2.18	2.18
Third	113,547	24,363	13,213	1.93	1.92
Fourth	141,978	38,107	22,144	3.23	3.24
Total	$479,000	$113,574	$63,531	$9.26	$9.26

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment. This segment purchases inventory during the first three quarters to meet the sales demand of the fourth quarter. The other segments are typically non-seasonal.

O.      LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the third quarter. As of December 31, 2011 and 2010, the line of credit limit was set at $5,000,000, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent. In addition, the Company had issued commercial letters of credit totaling $1,940,000 and $0 as of December 31, 2011 and 2010, respectively, related to performance on certain customer contracts. As of December 31, 2011, the entire balance of the letters of credit was unused.

P.       BUSINESS ACQUISITION

On November 1, 2011, the Company purchased the assets of ALS Technologies, Inc., a small Arkansas manufacturer of less than lethal ammunition. Products include smoke and tear gas grenades, specialty impact munitions, diversionary devices and stun munitions, support accessories like launchers and gas masks, as well as training for the use of its products. Sales for 2011, including the portion of the year prior to the purchase, were $8,046,000. The products are sold primarily to law enforcement, corrections, and military. The acquisition was immaterial to the Company’s consolidated financial statements. The purchase price allocation included in the Company’s financial statements is preliminary and will be finalized in 2012 upon the completion of a business valuation.

Q.      OTHER

The Company has entered into a royalty agreement with another absorbent products company. Under the agreement, it receives royalties for its trademarks, technology, know-how, and the use of equipment that embodies that technology and know-how. It also purchases and sells to the other company the requisite materials for the use of the technology. During 2011, incident to that agreement, the Company recognized material sales of $4,874,000 (classified as Net Sales) and royalty income (classified as Other Income) of $479,000. As of December 31, 2011, the assets that pertain to this agreement are as follows: Net Accounts Receivable of $3,911,000; Other Current Assets: $1,500,000; and Net Property, Plant, and Equipment: $6,771,000.

R.      SUBSEQUENT EVENT

On February 17, 2012, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $5.00 per share. On March 15, 2012, a payment of $41,292,000 was made to the shareholders of record as of March 2, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the accompanying Schedule II, Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 15, 2012

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

	(In thousands)
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (A)	Deductions (B)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:

Year ended December 31, 2011	$527	$1,037	$203	$1,361

Year ended December 31, 2010	$467	$50	$(10)	$527

Year ended December 31, 2009	$480	$—	$13	$467

Notes:

(A)   Amounts charged to selling and general expenses

(B)   Principally bad debts written off, net of recoveries

(In thousands)
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Valuation allowance for deferred tax assets

Year ended December 31, 2011	$—	$—	$—	$—

Year ended December 31, 2010	$—	$—	$—	$—

Year ended December 31, 2009	$709	$—	$709	$—

