Form 10-Q
period 2012-04-01
NATIONAL PRESTO INDUSTRIES INC
filed 2012-05-11
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 1, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

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
Yes ☐     No ☒

There were 6,882,058 shares of the Issuer’s Common Stock outstanding as of May 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 1, 2012 and December 31, 2011
(Unaudited)
(Dollars in thousands)

	2012		2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$44,980		$73,995

Marketable securities		54,616		59,360

Accounts receivable, net		66,830		73,634

Inventories:
Finished goods	$27,008		$32,759

Work in process	57,829		50,462

Raw materials	10,481	95,318	11,285	94,506

Deferred tax assets		6,140		6,140

Other current assets		20,981		21,270

Total current assets		288,865		328,905

PROPERTY, PLANT AND EQUIPMENT	126,094		121,608

Less allowance for depreciation	59,767	66,327	57,340	64,268

GOODWILL		18,468		18,468

		$373,660		$411,641

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 1, 2012 and December 31, 2011
(Unaudited)
(Dollars in thousands)

	2012		2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$39,392		$48,344

Federal and state income taxes		4,786		1,567

Accrued liabilities		15,146		16,035

Total current liabilities		59,324		65,946

DEFERRED INCOME TAXES		9,407		9,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	3,902		3,539

Retained earnings	310,925		342,873

Accumulated other comprehensive income	76		72

	322,344		353,925

Treasury stock, at cost	17,415		17,635

Total stockholders’ equity		304,929		336,290

		$373,660		$411,641

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended April 1, 2012 and April 3, 2011
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	2012	2011
Net sales	$96,773	$108,886

Cost of sales	76,421	86,932

Gross profit	20,352	21,954

Selling and general expenses	5,714	4,815

Operating profit	14,638	17,139

Other income	113	540

Earnings before provision for income taxes	14,751	17,679

Income tax provision	5,407	6,316

Net earnings	$9,344	$11,363

Weighted average shares outstanding:
Basic	6,876	6,866
Diluted	6,878	6,867

Net earnings per share:
Basic	$1.36	$1.65
Diluted	$1.36	$1.65

Comprehensive income:

Net earnings	$9,344	$11,363

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	4	(12)

Comprehensive income	$9,348	$11,351

Cash dividends declared and paid per common share	$6.00	$8.25

The accompanying notes are an integral part of the financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 1, 2012 and April 3, 2011
(Unaudited)
(Dollars in thousands)

	2012	2011
Cash flows from operating activities:
Net earnings	$9,344	$11,363
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	2,434	2,063
Other	292	230
Changes in:
Accounts receivable	7,104	26,016
Inventories	(812)	(363)
Other current assets	(11)	(11,104)
Accounts payable and accrued liabilities	(9,829)	(6,197)
Federal and state income taxes	3,142	(274)
Net cash provided by operating activities	11,664	21,734

Cash flows from investing activities:
Marketable securities purchased	(1,623)	(23,261)
Marketable securities - maturities and sales	6,372	35,885
Acquisition of property, plant and equipment	(4,493)	(3,070)
Sale of property, plant and equipment	—	4
Other	—	(60)
Net cash provided by investing activities	256	9,498

Cash flows from financing activities:
Dividends paid	(41,292)	(56,665)
Other	357	439
Net cash used in financing activities	(40,935)	(56,226)

Net decrease in cash and cash equivalents	(29,015)	(24,994)
Cash and cash equivalents at beginning of period	73,995	49,719
Cash and cash equivalents at end of period	$44,980	$24,725

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended April 1, 2012
External net sales	$24,692	$49,681	$22,400	$96,773
Gross profit	4,697	13,873	1,782	20,352
Operating profit	1,735	11,690	1,213	14,638
Total assets	183,219	122,723	67,718	373,660
Depreciation	266	801	1,367	2,434
Capital expenditures	248	21	4,224	4,493

Quarter ended April 3, 2011
External net sales	$27,088	$59,484	$22,314	$108,886
Gross profit	5,434	15,363	1,157	21,954
Operating profit	2,903	13,599	637	17,139
Total assets	211,511	95,246	57,254	364,011
Depreciation	222	907	934	2,063
Capital expenditures	943	408	1,719	3,070

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At April 1, 2012 and December 31, 2011, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the three months ended April 1, 2012.

(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 1, 2012
Tax-exempt Municipal Bonds	$25,723	$25,840	$122	$5
Variable Rate Demand Notes	28,776	28,776	0	0
Total Marketable Securities	$54,499	$54,616	$122	$5

December 31, 2011
Tax-exempt Municipal Bonds	$26,214	$26,326	$128	$16
Variable Rate Demand Notes	33,034	33,034	0	0
Total Marketable Securities	$59,248	$59,360	$128	$16

Proceeds from sales of available-for-sale securities totaled $6,372,000 and $35,885,000 for the three month periods ended April 1, 2012 and April 3, 2011, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized gains, which are reported as a separate component of accumulated other comprehensive income, were $117,000 and $180,000 before taxes as of April 1, 2012 and April 3, 2011, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the three month periods ended April 1, 2012 and April 3, 2011.

The contractual maturities of the marketable securities held at April 1, 2012 are as follows: $7,082,000 within one year; $18,510,000 beyond one year to five years; $7,850,000 beyond five years to ten years, and $21,174,000 beyond ten years. All of the instruments in the beyond five year ranges, with the exception of two tax-exempt municipal bonds with total fair values of $3,003,000 and maturities between five and six years, are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE E – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE F – ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income with the issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of the deferral is consistent with the effective date of the ASU No. 2011-05. Except for the deferral of the presentation of reclassifications of items out of accumulated other comprehensive income, the Company adopted ASU 2011-5 retrospectively in the first quarter of 2012. The Company does not expect the adoption of the remaining deferred provisions of ASU 2011-05 to have a material impact on its consolidated financial statements.

The foregoing information for the periods ended April 1, 2012, and April 3, 2011, is unaudited; however, in the opinion of management of the Registrant, it reflects all the adjustments, which were of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet as of December 31, 2011 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2011 annual report on Form 10-K. Interim results for the period are not indicative of those for the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2011 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 15, 2012, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, copies of which are available from the Company without charge.

Comparison of First Quarter 2012 and 2011

Readers are directed to Note B to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended April 1, 2012 and April 3, 2011.

On a consolidated basis, sales decreased by $12,113,000 (11%), gross profit decreased by $1,602,000 (7%), selling and general expenses increased by $899,000 (19%), and other income decreased by $427,000 (79%). Earnings before the provision for income taxes decreased by $2,928,000 (17%), as did net earnings by $2,019,000 (18%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $2,396,000 from $27,088,000 to $24,692,000, or 9%, primarily reflecting a decrease in unit shipments. Defense net sales decreased by $9,803,000 from $59,484,000 to $49,681,000, or 16%, primarily reflecting a decrease in unit shipments. Absorbent Products net sales were essentially flat, increasing by $86,000 from $22,314,000 to $22,400,000.

Housewares/Small Appliance gross profits decreased $737,000 from $5,434,000 to $4,697,000, or 14%, approximately 65% of which related to the decrease in sales mentioned above, with the balance reflecting increased commodity costs. Defense gross profits decreased $1,490,000 from $15,363,000 from the prior year’s quarter to $13,873,000, or 10%, reflecting the sales decrease mentioned above, approximately 40% of which was offset by realized production efficiencies and a more favorable product mix. Absorbent Products gross profits increased $625,000 from $1,157,000 to $1,782,000, or 54%, reflecting a more favorable product mix, cost decreases on certain commodities primarily due to advantageous material purchases made at year-end 2011, partially offset by lower production efficiencies incident to the installation of new equipment.

Selling and general expenses for the Housewares/Small Appliance segment increased by $431,000, primarily reflecting increases in self-insured product liability and employee benefit cost accruals. Defense segment selling and general expenses increased by $419,000, primarily reflecting on-going operational costs associated with the acquisition of a less than lethal manufacturing facility during the fourth quarter of 2011. The acquisition is more fully described in the Company’s 2011 annual report on Form 10-K. Absorbent Products selling and general expenses were essentially flat.

The above items were responsible for the change in operating profit.

Other income decreased $427,000, approximately half of which was due to lower interest income resulting from decreased yields on lower dollars invested, with the remainder attributable to decreased net royalty income.

Earnings before provision for income taxes decreased $2,928,000 from $17,679,000 to $14,751,000. The provision for income taxes decreased from $6,316,000 to $5,407,000, primarily reflecting a decrease in earnings. Net earnings decreased $2,019,000 from $11,363,000 to $9,344,000, or 18%.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,664,000 and $21,734,000 for the three months ended April 1, 2012 and April 3, 2011, respectively. The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2012 were net earnings of $9,344,000; a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by net decreases in payable and accrual levels. Of particular note during the first three months of 2011 were net earnings of $11,363,000; a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in deposits made with suppliers included in other current assets and decreases in payable and accrual levels.

Net cash provided by investing activities during the first three months of 2012 was $256,000, as compared to $9,498,000 provided during the first three months of 2011. The change in investing activity cash flow is primarily attributable to a decrease in net maturities/sales of marketable securities, augmented by an increase in capital expenditures.

Cash flows from financing activities for the first three months of 2012 and 2011 primarily differed as a result of the $2.25 per share decrease in the extra dividend paid during those periods.

Working capital decreased by $33,418,000 to $229,541,000 at April 1, 2012 for the reasons stated above. The Company’s current ratio was 4.9 to 1.0 at April 1, 2012 and 5.0 to 1.0 at December 31, 2011.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first three months of 2012 were lower than those in the first three months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced. The lower yields served to decrease interest income. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

Inventories
New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product. There were no such obsolescence issues that had a material effect during the current period, and accordingly, the Company did not record a reserve for obsolete product. In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory. Inventory risk for the Company’s other segments is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

New Accounting Pronouncements

Please refer to Note F in the Notes to the Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 2.8 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2011 and through the end of the first quarter of 2012. There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the RMB vis-à-vis the U.S. dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of April 1, 2012. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

The Company did make changes to its internal controls over financial reporting in the quarter ended April 1, 2012 to address a fourth quarter 2011 personnel change. That personnel change resulted in a segregation of duties issue, which was a deemed material weakness, in which members of the financial staff in the Company’s Defense segment had access to automated accounting functions and thus the potential ability to administer security over the processing of accounting data. The issue was remedied during the first fiscal quarter of 2012. In addition, a quarterly system access review program was instituted to ensure that proper segregation of duties is maintained. There were no other changes to internal controls over financial reporting during the quarter ended April 1, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note E to the Consolidated Financial Statements set forth under Part I - Item 1 above.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: May 11, 2012	/s/ Maryjo Cohen
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
101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.