Form 10-Q
period 2012-07-01
NATIONAL PRESTO INDUSTRIES INC
filed 2012-08-10
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 1, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

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
Yes ☐     No ☒

There were 6,884,038 shares of the Issuer’s Common Stock outstanding as of August 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 1, 2012 and December 31, 2011
(Unaudited)
(Dollars in thousands)

	2012		2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$54,703		$73,995

Marketable securities		64,071		59,360

Accounts receivable, net		57,840		73,634

Inventories:
Finished goods	$32,051		$32,759

Work in process	45,017		50,462

Raw materials	10,328	87,396	11,285	94,506

Deferred tax assets		6,140		6,140

Other current assets		24,319		21,270

Total current assets		294,469		328,905

PROPERTY, PLANT AND EQUIPMENT	128,445		121,608

Less allowance for depreciation	62,322	66,123	57,340	64,268

GOODWILL		18,771		18,468

		$379,363		$411,641

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 1, 2012 and December 31, 2011
(Unaudited)
(Dollars in thousands)

	2012		2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$39,860		$48,344

Federal and state income taxes		—		1,567

Accrued liabilities		16,324		16,035

Total current liabilities		56,184		65,946

DEFERRED INCOME TAXES		9,398		9,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	4,008		3,539

Retained earnings	319,627		342,873

Accumulated other comprehensive income	58		72

	331,134		353,925

Treasury stock, at cost	17,353		17,635

Total stockholders’ equity		313,781		336,290

		$379,363		$411,641

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months and Six Months Ended July 1, 2012 and July 3, 2011
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Net sales	$117,114	$98,268	$213,887	$207,154

Cost of sales	97,520	77,603	173,941	164,535

Gross profit	19,594	20,665	39,946	42,619

Selling and general expenses	6,039	4,294	11,753	9,109

Operating profit	13,555	16,371	28,193	33,510

Other income	8	485	121	1,025

Earnings before provision for income taxes	13,563	16,856	28,314	34,535

Income tax provision	4,860	6,039	10,267	12,355

Net earnings	$8,703	$10,817	$18,047	$22,180

Weighted average shares outstanding:
Basic	6,882	6,871	6,879	6,868
Diluted	6,884	6,872	6,881	6,869

Net earnings per share:
Basic	$1.26	$1.57	$2.62	$3.23
Diluted	$1.26	$1.57	$2.62	$3.23

Comprehensive income:

Net earnings	$8,703	$10,817	$18,047	$22,180

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(18)	11	(14)	(1)

Comprehensive income	$8,685	$10,828	$18,033	$22,179

Cash dividends declared and paid per common share	$0.00	$0.00	$6.00	$8.25

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 1, 2012 and July 3, 2011
(Unaudited)
(Dollars in thousands)

	2012	2011
Cash flows from operating activities:
Net earnings	$18,047	$22,180
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	4,988	4,266
Other	470	272
Changes in:
Accounts receivable	16,089	33,150
Inventories	7,058	(4,797)
Other current assets	151	(9,858)
Accounts payable and accrued liabilities	(8,170)	(12,689)
Federal and state income taxes	(1,668)	(5,805)
Net cash provided by operating activities	36,965	26,719

Cash flows from investing activities:
Marketable securities purchased	(14,988)	(25,838)
Marketable securities - maturities and sales	10,255	45,347
Acquisition of property, plant and equipment	(6,843)	(9,104)
Notes issued	(3,500)	(120)
Acquisition of business	(246)	0
Sale of property, plant and equipment	0	4
Net cash provided by (used in) investing activities	(15,322)	10,289

Cash flows from financing activities:
Dividends paid	(41,292)	(56,665)
Other	357	439
Net cash used in financing activities	(40,935)	(56,226)

Net decrease in cash and cash equivalents	(19,292)	(19,218)
Cash and cash equivalents at beginning of period	73,995	49,719
Cash and cash equivalents at end of period	$54,703	$30,501

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods. The condensed consolidated balance sheet as of December 31, 2011 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2011 Annual Report on Form 10-K. Interim results for the period are not indicative of those for the year.

NOTE B – EARNINGS PER SHARE

Earnings per share was calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for common shareholders and each participating security according to dividends declared and participation rights in undistributed earnings. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also includes the dilutive effect of additional potential common shares issuable under the Company’s stock-based Incentive Compensation Plan, which are determined using the treasury stock method.

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

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended July 1, 2012
External net sales	$23,371	$73,608	$20,135	$117,114
Gross profit	4,135	15,851	(392)	19,594
Operating profit	1,579	13,816	(1,840)	13,555
Total assets	206,698	105,526	67,139	379,363
Depreciation	258	796	1,500	2,554
Capital expenditures	417	180	1,753	2,350

Quarter ended July 3, 2011
External net sales	$19,683	$53,799	$24,786	$98,268
Gross profit	3,246	16,659	760	20,665
Operating profit	999	15,072	300	16,371
Total assets	209,956	92,336	60,573	362,865
Depreciation	238	891	1,074	2,203
Capital expenditures	1,635	447	3,952	6,034

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Six Months ended July 1, 2012
External net sales	$48,063	$123,289	$42,535	$213,887
Gross profit	8,832	29,724	1,390	39,946
Operating profit	3,314	25,506	(627)	28,193
Total assets	206,698	105,526	67,139	379,363
Depreciation	524	1,597	2,867	4,988
Capital expenditures	665	201	5,977	6,843

Six Months ended July 3, 2011
External net sales	$46,771	$113,283	$47,100	$207,154
Gross profit	8,680	32,022	1,917	42,619
Operating profit	3,902	28,671	937	33,510
Total assets	209,956	92,336	60,573	362,865
Depreciation	460	1,798	2,008	4,266
Capital expenditures	2,578	855	5,671	9,104

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

At July 1, 2012 and December 31, 2011, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the three months ended July 1, 2012.

(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 1, 2012
Tax-exempt Municipal Bonds	$28,047	$28,137	$96	$6
Variable Rate Demand Notes	35,934	35,934	0	0
Total Marketable Securities	$63,981	$64,071	$96	$6

December 31, 2011
Tax-exempt Municipal Bonds	$26,214	$26,326	$128	$16
Variable Rate Demand Notes	33,034	33,034	0	0
Total Marketable Securities	$59,248	$59,360	$128	$16

Proceeds from maturities and sales of available-for-sale securities totaled $3,883,000 and $9,462,000 for the three month periods ended July 1, 2012 and July 3, 2011, and totaled $10,255,000 and $45,347,000 for the six month periods then ended, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized gains (losses) included in other comprehensive income, were ($27,000) and $18,000 before taxes for the three month periods ended July 1, 2012 and July 3, 2011, and were ($22,000) and ($1,000) before taxes for the six month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 1, 2012 are as follows: $6,803,000 within one year; $27,289,000 beyond one year to five years; $9,141,000 beyond five years to ten years, and $20,838,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE G – ADOPTION OF NEW ACCOUNTING STANDARDS

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

Comparison of Second Quarter 2012 and 2011

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended July 1, 2012 and July 3, 2011.

On a consolidated basis, sales increased by $18,846,000 (19%), gross profit decreased by $1,071,000 (5%), selling and general expenses increased by $1,745,000 (41%), and other income decreased by $477,000 (98%). Earnings before the provision for income taxes decreased by $3,293,000 (20%), as did net earnings by $2,114,000 (20%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $3,688,000 from $19,683,000 to $23,371,000, or 19%, 80% of which was attributable to an increase in unit shipments, with the balance stemming from an increase in prices. Defense net sales increased by $19,809,000 from $53,799,000 to $73,608,000, or 37%, primarily reflecting an increase in unit shipments. Absorbent Products net sales decreased by $4,651,000 from $24,786,000 to $20,135,000, reflecting a decrease in unit shipments, 65% of which related to the adult incontinence line of products. The balance of the decrease is attributable to a reduction of shipments and the deferral of revenue recognition on the sale of raw materials to an independent manufacturing facility due to ongoing financial issues at the facility.

Housewares/Small Appliance gross profits increased $889,000 from $3,246,000 to $4,135,000, or 27%, primarily due to the increase in sales mentioned above. Defense gross profits decreased $808,000 from $16,659,000 to $15,851,000, or 5%, largely reflecting a less favorable product mix and reduced margins related to the new five year 40mm contract, which were offset in significant part (88%) by the sales increase mentioned above. Absorbent Products gross profits decreased $1,152,000 from $760,000 to a loss of $392,000, reflecting lower production efficiencies incident to the installation of new equipment, cost increases on certain key commodities, and the decrease in sales mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment increased by $309,000, primarily reflecting increases in self-insured product liability and employee benefit cost accruals. Defense segment selling and general expenses increased by $448,000, primarily reflecting on-going operational costs associated with the acquisition of a less than lethal manufacturing facility during the fourth quarter of 2011. The acquisition is more fully described in the Company’s 2011 annual report on Form 10-K. Absorbent Products selling and general expenses increased by $988,000, primarily reflecting an increase in the segment’s reserve for doubtful accounts.

The above items were responsible for the change in operating profit.

Other income decreased $477,000, approximately half of which was due to lower interest income resulting from decreased yields on marketable securities, with the remainder primarily attributable to decreased net royalty income.

Earnings before provision for income taxes decreased $3,293,000 from $16,856,000 to $13,563,000. The provision for income taxes decreased from $6,039,000 to $4,860,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $2,114,000 from $10,817,000 to $8,703,000, or 20%.

Comparison of First Six Months 2012 and 2011

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended July 1, 2012 and July 3, 2011.

On a consolidated basis, sales increased by $6,733,000 (3%), gross profit decreased by $2,673,000 (6%), selling and general expenses increased by $2,644,000 (29%), and other income decreased by $904,000 (88%). Earnings before the provision for income taxes decreased by $6,221,000 (18%), as did net earnings by $4,133,000 (19%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $1,292,000 from $46,771,000 to $48,063,000, or 3%, primarily reflecting an increase in prices. Defense net sales increased by $10,006,000 from $113,283,000 to $123,289,000, or 9%, primarily reflecting an increase in unit shipments. Absorbent Products net sales decreased by $4,565,000 from $47,100,000 to $42,535,000, reflecting a decrease in unit shipments, 51% of which related to the adult incontinence line of products, with the balance attributable to a reduction of shipments and the deferral of revenue recognition on the sale of raw materials to an independent manufacturing facility due to ongoing financial issues at the facility.

Housewares/Small Appliance gross profits were essentially flat. Defense gross profits decreased $2,298,000 from $32,022,000 to $29,724,000, or 7%, largely reflecting a less favorable product mix and reduced margins related to the new five year 40mm contract, approximately 55% of which was offset by the sales increase mentioned above. Absorbent Products gross profits decreased $527,000 from $1,917,000 to $1,390,000, reflecting lower production efficiencies incident to the installation of new equipment and the decrease in sales mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment increased by $740,000, primarily reflecting increases in self-insured product liability and employee benefit cost accruals. Defense segment selling and general expenses increased by $867,000, primarily reflecting on-going operational costs associated with the acquisition of a less than lethal manufacturing facility during the fourth quarter of 2011. The acquisition is more fully described in the Company’s 2011 annual report on Form 10-K. Absorbent Products selling and general expenses increased by $1,037,000, primarily reflecting an increase in the segment’s reserve for doubtful accounts.

The above items were responsible for the change in operating profit.

Other income decreased $904,000, approximately half of which was due to lower interest income resulting from decreased yields on lower dollars of marketable securities invested, with the remainder largely attributable to decreased net royalty income.

Earnings before provision for income taxes decreased $6,221,000 from $34,535,000 to $28,314,000. The provision for income taxes decreased from $12,355,000 to $10,267,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $4,133,000 from $22,180,000 to $18,047,000, or 19%.

Liquidity and Capital Resources

Net cash provided by operating activities was $36,965,000 and $26,719,000 for the six months ended July 1, 2012 and July 3, 2011, respectively. The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2012 were net earnings of $18,047,000; a decrease in accounts receivable levels stemming from cash collections on customer sales; and a decrease in inventory levels, partially offset by decreases in payable and accrual levels. Of particular note during the first six months of 2011 were net earnings of $22,180,000; a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in inventory levels and deposits made with raw material suppliers included in other current assets; and decreases in payable and accrual levels.

Net cash used in investing activities was $15,322,000 during the first six months of 2012 compared to $10,289,000 provided by investing activities during the first six months of 2011. The change in investing activity cash flow is primarily attributable to an increase in net purchases of marketable securities and to a lesser extent an increase in notes issued, partially offset by a decrease in net acquisition of property, plant, and equipment.

Cash flows from financing activities for the first six months of 2012 and 2011 primarily differed as a result of the $2.25 per share decrease in the extra dividend paid during those periods.

Working capital decreased by $24,674,000 to $238,285,000 at July 1, 2012 for the reasons stated above. The Company’s current ratio was 5.3 to 1.0 at July 1, 2012 and 5.0 to 1.0 at December 31, 2011.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first six months of 2012 were lower than those in the first six months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced. The lower yields served to decrease interest income. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.8 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. The Company’s manufacturing contracts with its foreign suppliers contain provisions to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar above and below a fixed range contained in the contracts. All transactions with the foreign suppliers were within the exchange rate range specified in the contracts during 2011 and through the end of the second quarter of 2012. There is no similar provision applicable to the Chinese Renminbi (RMB), which until 2005 had been tied to the U.S. Dollar. To the extent there are further revaluations of the RMB vis-à-vis the U.S. dollar, it is anticipated that any potential material impact from such revaluations will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of July 1, 2012. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended July 1, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

Date: August 10, 2012	/s/ Maryjo Cohen
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
101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.