Form 10-Q
period 2012-09-30
NATIONAL PRESTO INDUSTRIES INC
filed 2012-11-09
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number  1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)  715-839-2121

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

Yes ☐    No ☒

There were 6,886,066 shares of the Issuer’s Common Stock outstanding as of November 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2012 and December 31, 2011
(Unaudited)
(Dollars in thousands)

	2012		2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$60,138		$73,995

Marketable securities		53,155		59,360

Accounts receivable, net		69,882		73,634

Inventories:
Finished goods	$47,385		$32,759

Work in process	45,084		50,462

Raw materials	8,954	101,423	11,285	94,506

Deferred tax assets		6,140		6,140

Other current assets		15,227		21,270

Total current assets		305,965		328,905

PROPERTY, PLANT AND EQUIPMENT	131,290		121,608

Less allowance for depreciation	64,673	66,617	57,340	64,268

GOODWILL		18,771		18,468

OTHER ASSETS		3,500		0

		$394,853		$411,641

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2012 and December 31, 2011
(Unaudited)
(Dollars in thousands)

	2012		2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$44,431		$48,344

Federal and state income taxes		—		1,567

Accrued liabilities		17,659		16,035

Total current liabilities		62,090		65,946

DEFERRED INCOME TAXES		9,397		9,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	4,130		3,539

Retained earnings	329,028		342,873

Accumulated other comprehensive income	57		72

	340,656		353,925

Treasury stock, at cost	17,290		17,635

Total stockholders’ equity		323,366		336,290

		$394,853		$411,641

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months and Nine Months Ended September 30, 2012 and October 2, 2011
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Net sales	$116,813	$104,861	$330,700	$312,015

Cost of sales	93,906	81,204	267,847	245,739

Gross profit	22,907	23,657	62,853	66,276

Selling and general expenses	7,874	4,403	19,627	13,512

Operating profit	15,033	19,254	43,226	52,764

Other income	47	264	168	1,289

Earnings before provision for income taxes	15,080	19,518	43,394	54,053

Income tax provision	5,679	7,132	15,946	19,487

Net earnings	$9,401	$12,386	$27,448	$34,566

Weighted average shares outstanding:
Basic	6,891	6,875	6,888	6,873
Diluted	6,893	6,876	6,890	6,874

Net earnings per share:
Basic	$1.36	$1.80	$3.98	$5.03
Diluted	$1.36	$1.80	$3.98	$5.03

Comprehensive income:

Net earnings	$9,401	$12,386	$27,448	$34,566

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(1)	(18)	(15)	(19)

Comprehensive income	$9,400	$12,368	$27,433	$34,547

Cash dividends declared and paid per common share	$0.00	$0.00	$6.00	$8.25

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012 and October 2, 2011
(Unaudited)
(Dollars in thousands)

	2012	2011
Cash flows from operating activities:
Net earnings	$27,448	$34,566
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for depreciation	7,568	6,608
Provision for doubtful accounts	3,340	188
Other	766	470
Changes in:
Accounts receivable	707	21,277
Inventories	(6,969)	(6,241)
Other current assets	5,743	(7,375)
Accounts payable and accrued liabilities	(2,252)	(11,500)
Federal and state income taxes	(1,784)	(2,187)
Net cash provided by operating activities	34,567	35,806

Cash flows from investing activities:
Marketable securities purchased	(18,285)	(32,479)
Marketable securities - maturities and sales	24,466	62,103
Acquisition of property, plant and equipment	(9,931)	(12,503)
Notes issued	(3,500)	(160)
Acquisition of business	(246)	0
Sale of property, plant and equipment	7	5
Net cash provided by (used in) investing activities	(7,489)	16,966

Cash flows from financing activities:
Dividends paid	(41,292)	(56,665)
Other	357	439
Net cash used in financing activities	(40,935)	(56,226)

Net decrease in cash and cash equivalents	(13,857)	(3,454)
Cash and cash equivalents at beginning of period	73,995	49,719
Cash and cash equivalents at end of period	$60,138	$46,265

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

NOTE B – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share also includes the dilutive effect of additional potential common shares issuable under the Company’s stock-based Incentive Compensation Plan, which are determined using the treasury stock method. Unvested stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid (“participating securities”), are included in the number of shares outstanding for both basic and diluted earnings per share calculations.

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

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Quarter ended September 30, 2012
External net sales	$36,545	$58,856	$21,412	$116,813
Gross profit	7,426	14,456	1,025	22,907
Operating profit	4,226	12,553	(1,746)	15,033
Total assets	222,946	106,556	65,351	394,853
Depreciation	277	791	1,512	2,580
Capital expenditures	286	1,964	838	3,088

Quarter ended October 2, 2011
External net sales	$33,956	$46,210	$24,695	$104,861
Gross profit	6,860	15,611	1,186	23,657
Operating profit	4,610	14,045	599	19,254
Total assets	229,370	89,609	61,249	380,228
Depreciation	266	867	1,209	2,342
Capital expenditures	504	505	2,390	3,399

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Nine Months ended September 30, 2012
External net sales	$84,608	$182,145	$63,947	$330,700
Gross profit	16,258	44,180	2,415	62,853
Operating profit	7,540	38,059	(2,373)	43,226
Total assets	222,946	106,556	65,351	394,853
Depreciation	801	2,388	4,379	7,568
Capital expenditures	951	2,165	6,815	9,931

Nine Months ended October 2, 2011
External net sales	$80,727	$159,493	$71,795	$312,015
Gross profit	15,540	47,633	3,103	66,276
Operating profit	8,512	42,716	1,536	52,764
Total assets	229,370	89,609	61,249	380,228
Depreciation	726	2,665	3,217	6,608
Capital expenditures	3,082	1,360	8,061	12,503

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes the methods of fair value as described in Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to value its financial assets and liabilities. ASC 820 utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

At September 30, 2012 and December 31, 2011, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the three months ended September 30, 2012.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2012
Tax-exempt Municipal Bonds	$20,869	$20,957	$91	$3
Variable Rate Demand Notes	32,198	32,198	0	0
Total Marketable Securities	$53,067	$53,155	$91	$3

December 31, 2011
Tax-exempt Municipal Bonds	$26,214	$26,326	$128	$16
Variable Rate Demand Notes	33,034	33,034	0	0
Total Marketable Securities	$59,248	$59,360	$128	$16

Proceeds from maturities and sales of available-for-sale securities totaled $14,211,000 and $16,756,000 for the three month periods ended September 30, 2012 and October 2, 2011, and totaled $24,466,000 and $62,103,000 for the nine month periods then ended, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized losses included in other comprehensive income, were $2,000 and $29,000 before taxes for the three month periods ended September 30, 2012 and October 2, 2011, and were $24,000 and $30,000 before taxes for the nine month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at September 30, 2012 are as follows: $3,876,000 within one year; $23,730,000 beyond one year to five years; $8,345,000 beyond five years to ten years, and $17,204,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE G – ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption was permitted, because compliance with the amendments was already permitted. The amendments do not require any transition disclosures. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income with the issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of the deferral is consistent with the effective date of the ASU No. 2011-05. Except for the deferral of the presentation of reclassifications of items out of accumulated other comprehensive income, the Company adopted ASU 2011-5 retrospectively in the first quarter of 2012. The Company does not expect the adoption of the remaining deferred provisions of ASU 2011-05 to have a material impact on its consolidated financial statements.

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

Comparison of Third Quarter 2012 and 2011

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended September 30, 2012 and October 2, 2011.

On a consolidated basis, sales increased by $11,952,000 (11%), gross profit decreased by $750,000 (3%), selling and general expenses increased by $3,471,000 (79%), and other income decreased by $217,000 (82%). Earnings before the provision for income taxes decreased by $4,438,000 (23%), as did net earnings by $2,985,000 (24%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $2,589,000 from $33,956,000 to $36,545,000, or 8%, 61% of which was attributable to an increase in unit shipments, with the balance stemming from an increase in prices. Defense net sales increased by $12,646,000 from $46,210,000 to $58,856,000, or 27%, primarily reflecting an increase in unit shipments. Absorbent Products net sales decreased by $3,283,000 from $24,695,000 to $21,412,000, or 13%, reflecting a decrease in unit shipments, 64% of which related to the adult incontinence line of products. The balance of the decrease is attributable to a reduction of shipments and the deferral of revenue recognition on the sale of raw materials to an independent manufacturing facility due to ongoing financial issues at the facility.

Housewares/Small Appliance gross profits increased $566,000 from $6,860,000 to $7,426,000, or 8%, primarily due to the increase in sales mentioned above. Defense gross profits decreased $1,155,000 from $15,611,000 to $14,456,000, or 7%, largely reflecting a less favorable product mix and reduced margins related to the new five year 40mm contract, which were offset in significant part (79%) by the sales increase mentioned above. Absorbent Products gross profits decreased $161,000 from $1,186,000 to $1,025,000, or 14%, reflecting the sales decrease mentioned above, largely offset by lower costs on certain key raw materials.

Selling and general expenses for the Housewares/Small Appliance segment increased by $950,000, primarily reflecting adjustments to self-insured product liability and employee benefit cost reserves. Defense segment selling and general expenses increased by $337,000, primarily reflecting on-going operational costs associated with the acquisition of a less than lethal manufacturing facility during the fourth quarter of 2011. The acquisition is more fully described in the Company’s 2011 annual report on Form 10-K. Absorbent Products selling and general expenses increased by $2,184,000, primarily reflecting an increase in the segment’s reserve for doubtful accounts related to collection issues with the independent manufacturing facility mentioned above. Additional adjustments to the reserve may be necessary for this customer in future periods. The Company’s remaining exposure for this customer is approximately $2,300,000.

The above items were responsible for the change in operating profit.

Other income decreased $217,000, $60,000 of which was due to lower interest income resulting from decreased yields on marketable securities, with the remainder primarily attributable to decreased net royalty income.

Earnings before provision for income taxes decreased $4,438,000 from $19,518,000 to $15,080,000. The provision for income taxes decreased from $7,132,000 to $5,679,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $2,985,000 from $12,386,000 to $9,401,000, or 24%.

Comparison of First Nine Months 2012 and 2011

Readers are directed to Note C to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended September 30, 2012 and October 2, 2011.

On a consolidated basis, sales increased by $18,685,000 (6%), gross profit decreased by $3,423,000 (5%), selling and general expenses increased by $6,115,000 (45%), and other income decreased by $1,121,000 (87%). Earnings before the provision for income taxes decreased by $10,659,000 (20%), as did net earnings by $7,118,000 (21%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $3,881,000 from $80,727,000 to $84,608,000, or 5%, 66% of which was attributable to an increase in prices, with the balance stemming from an increase in unit shipments. Defense net sales increased by $22,652,000 from $159,493,000 to $182,145,000, or 14%, primarily reflecting an increase in unit shipments. Absorbent Products net sales decreased by $7,848,000 from $71,795,000 to $63,947,000, reflecting a decrease in unit shipments, 57% of which related to the adult incontinence line of products, with the balance attributable to a reduction of shipments and the deferral of revenue recognition on the sale of raw materials to an independent manufacturing facility due to ongoing financial issues at the facility.

Housewares/Small Appliance gross profits increased $718,000 from $15,540,000 to $16,258,000, or 5%,primarily due to the sales increase mentioned above. Defense gross profits decreased $3,453,000 from $47,633,000 to $44,180,000, or 7%, largely reflecting a less favorable product mix and reduced margins related to the new five year 40mm contract, approximately 66% of which was offset by the sales increase mentioned above. Absorbent Products gross profits decreased $688,000 from $3,103,000 to $2,415,000, reflecting the decrease in sales mentioned above and lower production efficiencies incident to the installation of new equipment, partially offset by lower costs on certain key raw materials.

Selling and general expenses for the Housewares/Small Appliance segment increased by $1,690,000, primarily reflecting adjustments to self-insured product liability and employee benefit cost reserves. Defense segment selling and general expenses increased by $1,204,000, primarily reflecting on-going operational costs associated with the acquisition of a less than lethal manufacturing facility during the fourth quarter of 2011. The acquisition is more fully described in the Company’s 2011 annual report on Form 10-K. Absorbent Products selling and general expenses increased by $3,221,000, primarily reflecting an increase in the segment’s reserve for doubtful accounts related to collection issues with the independent manufacturing facility mentioned above. Additional adjustments to the reserve may be necessary for this customer in future periods. The Company’s remaining exposure for this customer is approximately $2,300,000.

The above items were responsible for the change in operating profit.

Other income decreased $1,121,000, approximately half of which was due to lower interest income resulting from decreased yields on lower dollars of marketable securities invested, with the remainder largely attributable to decreased net royalty income.

Earnings before provision for income taxes decreased $10,659,000 from $54,053,000 to $43,394,000. The provision for income taxes decreased from $19,487,000 to $15,946,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $7,118,000 from $34,566,000 to $27,448,000, or 21%.

Liquidity and Capital Resources

Net cash provided by operating activities was $34,567,000 and $35,806,000 for the nine months ended September 30, 2012 and October 2, 2011, respectively. The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2012 were net earnings of $27,448,000; a decrease in deposits made with raw material suppliers included in other current assets; partially offset by an increase in inventory levels and a decrease in payable and accrual levels. Of particular note during the first nine months of 2011 were net earnings of $34,566,000; a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in inventory levels and deposits made with raw material suppliers included in other current assets; and decreases in payable and accrual levels.

Net cash used in investing activities was $7,489,000 during the first nine months of 2012 compared to $16,966,000 provided by investing activities during the first nine months of 2011. The change in investing activity cash flow is primarily attributable to a decrease in net maturities of marketable securities and to a lesser extent an increase in notes issued, partially offset by a decrease in net acquisition of property, plant, and equipment.

Cash flows from financing activities for the first nine months of 2012 and 2011 primarily differed as a result of the $2.25 per share decrease in the extra dividend paid during 2012 v. 2011.

Working capital decreased by $19,084,000 to $243,875,000 at September 30, 2012 for the reasons stated above. The Company’s current ratio was 4.9 to 1.0 at September 30, 2012 and 5.0 to 1.0 at December 31, 2011.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first nine months of 2012 were lower than those in the first nine months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced. The lower yields served to decrease interest income. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

Inventories

New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions. New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product. There were no such obsolescence issues that had a material effect during the periods presented, and accordingly, the Company did not record a reserve for obsolete product. In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory. Inventory risk for the Company’s other segments is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

Self-Insured Product Liability and Health Insurance

The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs, although it does carry stop loss and other insurance to cover claims once they reach a specified threshold. The Company’s insurance coverage varies from policy year to policy year, and there are typically limits on all types of insurance coverage, which also vary from policy year to policy year. Accordingly, the Company records an accrual for known claims and estimated incurred but not reported claims, including an estimate for related legal fees in the Company’s consolidated financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. There are no known claims that would have a material adverse impact on the Company beyond the reserve levels that have been accrued and recorded on the Company’s books and records. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 2.0 years. Accordingly, the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges. As the majority of the Housewares/Small Appliance segment’s suppliers are located in China, periodic changes in the U.S. dollar and Chinese Renminbi (RMB) exchange rates do have an impact on that segment’s product costs. It is anticipated that any potential material impact from fluctuations in the exchange rate will be to the cost of products secured via purchase orders issued subsequent to the revaluation.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of September 30, 2012. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note F to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company’s annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company’s current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008
Exhibit 10.1	Incentive Compensation Plan - incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010
Exhibit 10.2	Form of Restricted Stock Award Agreement - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

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

/s/ Maryjo Cohen
Maryjo Cohen, Chair of the Board, President, Chief Executive Officer (Principal Executive Officer), Director

/s/ Randy F. Lieble
Randy F. Lieble, Director, Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer

Date: November 9, 2012

National Presto Industries, Inc.

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

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

