Form 10-K
period 2012-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2013-03-18
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $335,654,958. The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2013 was 6,894,158.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2012 Annual Report and portions of its Proxy Statement for its 2013 Annual Meeting of Stockholders.

PART I

ITEM 1. BUSINESS

A.	DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company” or “National Presto”) consists of three business segments. For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements. The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances. The Defense segment manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases, performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the U.S. Government and prime contractors, produces and sells a variety of less than lethal products and support accessories, and provides training for the use of less than lethal products. The Absorbent Products segment manufactures and sells primarily private label adult incontinence products.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control single thermostatic control line of skillets in several sizes, griddles, woks and multi-purpose cookers; deep fryers of various sizes; waffle makers; pizza ovens; slicer/shredders; electric heaters; corn poppers (hot air and microwave); dehydrators; rice cookers; microwave bacon cookers; coffeemakers and coffeemaker accessories; electric tea kettles; electric knife sharpeners; shoe polishers; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2012, approximately 13% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 17% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, tea kettles, electric stainless steel appliances, non-cast fryers and heaters). For the year ended December 31, 2011, approximately 12% of consolidated net sales were provided by cast products, and approximately 18% by noncast/thermal appliances. For the year ended December 31, 2010, approximately 15% of consolidated net sales were provided by cast products, and approximately 17% by noncast/thermal appliances. For the years ended December 31, 2012 and 2010, this segment had one customer which accounted for 10% or more of Company consolidated net sales. That customer was Wal-Mart Stores, Inc. which accounted for 10% of consolidated net sales in 2012 and 11% in 2010. The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

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

The Company has a sales force of 13 employees that sell to and service most customers. A few selected accounts are handled by manufacturers’ representatives who may also sell other product lines. Sales promotional activities are conducted through the use of newspaper advertising and television. The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season. This segment operates in a highly competitive and extremely price sensitive environment. Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results. Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller. In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient. Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors. New product introductions are an important part of the Company’s sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.

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

Research and development costs related to new product development for the years 2012, 2011, and 2010 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

2. Defense Segment

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

Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors. Spectra maintains 283,000 square feet of space located in East Camden, Arkansas, dedicated primarily to Load, Assemble and Pack (LAP) type work and during 2008, completed a facility which enabled it to begin performance in 2008 of LAP work for the 40mm systems program previously mentioned and referenced below.

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

AMTEC Less Lethal Systems, Inc., a subsidiary of AMTEC Corporation, holds the assets that were purchased from ALS Technologies, Inc, a small Arkansas manufacturer of less than lethal ammunition, on November 1, 2011. The subsidiary’s products include smoke and tear gas grenades, specialty impact munitions, diversionary devices and stun munitions, support accessories like launchers and gas masks, as well as training for the use of its products. The subsidiary’s manufacturing facility is 15,000 square feet and is located in Bull Shoals, Arkansas. During 2012, the Company purchased 544 acres of vacant land in Perry, Florida on which facilities will be constructed that will house the Company’s less than lethal ammunition manufacturing and training operations. The move from Bull Shoals, Arkansas to Perry, Florida is expected to be completed in the second quarter of 2013.

The Defense Products segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price. This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System. The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years. AMTEC was awarded the majority share of requirements, and the Army estimated the total for the two contract awards, if all of the options were fully exercised, to be $1.3 billion. Deliveries under the contract exceeded $669,000,000, with final deliveries completed in 2012. On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System. As in the original 5-year contract, AMTEC was awarded the majority share of the 40mm requirement. The requirements for the first three years of the new five-year contract awarded to AMTEC exceed $413,000,000. The actual and cumulative dollar volume with the Army over the remaining two years of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense. Total deliveries under the systems program under the original and new 40mm contracts were $146,000,000 during 2012.

During 2012, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the newest contract apply to only three materials – steel, aluminum and zinc. The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

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

For the years ended December 31, 2011 and 2010, this segment had one customer, Medline Industries Holdings LP, which accounted for 12% and 11%, respectively, of consolidated net sales. The segment in 2009 implemented a program to diversify its customer base. Subsequently, the customer announced a plan to build its own absorbent product facility, and began operating the facility late in 2011. As a result, purchases for 2012 declined significantly and are expected to further decline in 2013. The segment had a one-year private label manufacturing agreement with Medline, which provided a framework for the ongoing relationship. The contract ended in September 2012. At this point, there is no commitment to extend the term of the contract.

The segment, which realized its first significantly profitable year in 2009, began experiencing capacity constraints towards the end of that year and received Board authorization for a $30 million expansion. To date, it has ordered three multi-million dollar machines, one of which was installed in the Eau Claire, Wisconsin facility during the third quarter of 2011. The segment also completed a warehouse addition to the current facility in Eau Claire, and installed an automated handling system, both of which were in operation by the third quarter of 2011. Additional equipment purchases are in process. See Note I to the Consolidated Financial Statements.

B.	OTHER COMMENTS

1. Sources and Availability of Materials
See Note J to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses

Patents, particularly on new products, trademarks and know-how are considered significant to the Company’s Housewares/Small Appliance segment. The Company’s current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress). Removal of that protection would expose the Company to competitors who seek to take advantage of the Company’s innovations and proprietary rights. The Company has dozens of U.S. and foreign patents pending and granted. Of those U.S. patents granted, the following is a non-exhaustive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents): Quick Release Appliance Cord Assemblies (US 6,719,576, December 2022, and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,740 and 6,354,194, March 2019), Food Processor (5,680,997, October 2014), Microwave Corn Popper Device and Methods (5,397,879, November 2013), and Parabolic Heater (D633,189, February 2025). To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits. The Defense and Absorbent Products segments do not currently hold patents, trademarks, and licenses which would be deemed significant to their respective operations.

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

Based on factors known as of December 31, 2012, it is believed that the Company’s environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company
As of December 31, 2012, the Company had 1,006 employees compared to 992 employees at the end of December 2011.

Approximately 242 employees of Amron are members of the United Steel Workers union. The contract between Amron and the union is effective through February 28, 2015.

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

The contract backlog of the Defense segment was approximately $310,000,000, $342,000,000, and $329,000,000 at December 31, 2012, 2011, and 2010, respectively. Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders. It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period, after December 31, 2012.

Shipment of Absorbent Products typically occurs within 15 to 30 days from receipt of an order and thus there is usually no substantial long term backlog of orders.

C.	AVAILABLE INFORMATION

The Company has a web site at www.gopresto.com. The contents of the Company’s web site are not part of, nor are they incorporated by reference into, this annual report.

The Company makes available on its web site its annual reports on Form 10-K or 10-K/A and, beginning with its second quarter filing in 2011, quarterly reports on Form 10-Q. It does not provide its current reports on Form 8-K or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on its web site. The Company does not do so because these and all other reports it files with the SEC are readily available to the public on the SEC web site at www.sec.gov, and can be located with ease using the link provided on the Company’s web site. The Company also provides paper copies of its annual report free of charge upon request.

The public also may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The Company’s suppliers purchase significant amounts of metals, plastics, and energy to manufacture the Company’s products. Also, the cost of fuel has a major impact on transportation costs. Any increased costs that cannot be fully absorbed or passed along in the form of price increases to the retail customer can have a material adverse impact on the Company’s operating results.

Reliance on third-party suppliers in Asia makes this segment vulnerable to supply interruptions and foreign business risks.

The majority of the housewares/small appliance products are manufactured by a handful of third-party suppliers in Asia, primarily in the People’s Republic of China. The Company’s ability to continue to select and develop relationships with reliable vendors who provide timely deliveries of quality parts and products will impact its success in meeting customer demand. Most products are procured on a “purchase order” basis. As a result, the Company may be subject to unexpected changes in pricing or supply of products. There is no assurance that it could quickly or effectively replace any of its vendors if the need arose. Any significant failure to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply may disrupt customer relationships and have a material adverse effect on the Company’s business.

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

Although the Company has a long-established relationship with its major customers, it does not have any long-term supply agreement or guaranty of minimum purchases. As a result, the customers may fail to place planned orders, change planned quantities, delay purchases, or change product assortments for reasons beyond the Company’s control, which could prove detrimental to the segment’s operating results.

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

The development and introduction of new housewares/small appliance products is very important to the Company’s long-term success. The ability to develop new products is affected by, among other things, whether the Company can develop and fund technological innovations and successfully anticipate consumer needs and preferences, as well as the intellectual property rights of others. The introduction of new products may require substantial expenditures for advertising and marketing to gain marketplace recognition or to license intellectual property. There is no guarantee that the Company will be aware of all relevant intellectual property in the industry and may be subject to claims of infringement, which could preclude it from producing and selling a product. Likewise, there is no guarantee that the Company will be successful in developing products necessary to compete effectively in the industry or that it will be successful in advertising, marketing and selling any new products.

Product recalls or lawsuits relating to defective products could have an adverse effect on the Company, as could the imposition of industry sustainability standards.

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

The portable appliance and floor care companies’ industry association is in the process of trying to promulgate sustainability standards for the industry. If the association is successful, the standards are expected to ultimately become mandatory. The standards as drafted will do nothing for the environment, but will entail the addition of significant bureaucracy and outside certification fees. As such, compliance will be burdensome and expensive.

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

In April 2005, AMTEC Corporation was selected as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for the Army’s five year 40mm systems program. AMTEC’s deliveries to the Army over the life of the contract exceeded $669,000,000. In February 2010, the Army awarded AMTEC a new contract for an additional five-year period. As in the original contract, AMTEC and one other prime contractor will be responsible for supplying all of the requirements for the 40mm family of ammunition rounds. The actual annual and cumulative dollar volume with the Army will be dependent on military requirements and funding. Total deliveries under the systems program for the two 40mm contracts were $146,000,000 during 2012.

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

U.S. Government contracts are also dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which the Company participates, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on the results of the Company’s operations. In particular, because Congress failed to act by March 1, 2013, the U.S. defense budget is generally subject to across-the-board federal sequestration cuts which may adversely impact the Company’s operations.

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

One customer, Medline Industries Holdings LP, has accounted for more than 10% of consolidated net sales in two of the last three fiscal years: 2011 and 2010. During the last several years, the Absorbent Products segment has been implementing a customer diversification program to reduce its reliance on this customer. In fourth quarter 2011, Medline began operating its own absorbent products facility. As a result, sales to Medline for 2012 declined significantly, and are expected to further decline in 2013.

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

The Janesville, Wisconsin facility is comprised of approximately 75,000 square feet and the Antigo, Wisconsin facility is comprised of approximately 208,000 square feet. The East Camden and Bull Shoals, Arkansas operations lease approximately 283,000 and 15,000 square feet, respectively. During 2012, the Company purchased 544 acres of vacant land in Perry, Florida on which facilities will be constructed that will house the Company’s less than lethal ammunition manufacturing and training operations. The move from Bull Shoals, Arkansas to the new facility is expected to be completed in the second quarter of 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock
	2012			2011
	Applicable Dividends Paid per Share	Market Price		Applicable Dividends Paid per Share	Market Price
		High	Low		High	Low

First Quarter	$6.00	$105.67	$75.02	$8.25	$136.77	$102.49
Second Quarter	—	76.38	65.19	—	114.21	95.65
Third Quarter	—	77.38	65.06	—	105.44	85.74
Fourth Quarter*	6.50	83.37	67.37	—	99.99	82.76

Full Year	$12.50	$105.67	$65.06	$8.25	$136.77	$82.76

* Fourth quarter 2012 reflects an accelerated payment made in late December of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rate that would be in effect in 2013.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”. As of March 1, 2013, there were 324 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees. During the fourth quarter of 2012, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2012 Annual Report is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2012	2011	2010	2009	2008
Net sales	$472,490	$431,021	$479,000	$478,468	$448,253

Net earnings	$38,875	$47,968	$63,531	$62,576	$44,183

Net earnings per share - Basic	$5.64	$6.98	$9.26	$9.13	$6.45
Net earnings per share - Diluted	$5.64	$6.98	$9.26	$9.13	$6.45

Total assets	$353,912	$411,641	$415,133	$402,405	$365,883

Dividends paid per common share
Regular	$1.00	$1.00	$1.00	$1.00	$1.00
Extra	5.00	7.25	7.15	4.55	3.25
2013 Regular	1.00	0.00	0.00	0.00	0.00
2013 Extra	5.50	0.00	0.00	0.00	0.00
Total	$12.50	$8.25	$8.15	$5.55	$4.25

** Fiscal year 2012 reflects the 2012 dividend paid in March, as well as a second accelerated payment made in late December of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rate that would be in effect in 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K. Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2012 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 21, 2013, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues; work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts; failure of subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings.

2012 COMPARED TO 2011

Readers are directed to Note L, “Business Segments,” to the Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2012 and 2011.

On a consolidated basis, sales increased by $41,469,000 (10%), gross margins increased by $1,104,000 (1%), and selling and general expense increased by $15,122,000 (76%). Other income, principally interest, decreased by $583,000 (45%), while earnings before provision for income taxes decreased by $14,601,000 (20%), and net earnings decreased by $9,093,000 (19%). Details concerning these changes can be found in the comments by segment found below.

Housewares/Small Appliance net sales increased $14,171,000 from $130,852,000 to $145,023,000, or 11%, which was attributable to an increase in units shipped. Defense net sales increased by $42,626,000, from $202,372,000 to $244,998,000, or 21%, primarily reflecting an increase in unit shipments, a significant part of which was attributable to shipments from the segment’s backlog of Department of Defense orders. Absorbent Products net sales decreased by $15,328,000 from $97,797,000 to $82,469,000, or 16%, primarily from a decrease in unit shipments due in large part to a decline in shipments to a significant customer which opened its own facility during the fourth quarter of 2011.

Housewares/Small Appliance gross profit increased $842,000 from $27,016,000 (21% of sales) in 2011 to $27,858,000 (19% of sales) in 2012, primarily reflecting the increase in sales mentioned above, largely offset by increases in product and ocean freight costs. Defense gross profit increased $2,089,000 from $62,006,000 (31% of sales) to $64,095,000 (26% of sales), reflecting the increase in sales mentioned above, approximately 84% of which was offset by a less favorable product mix primarily related to the five-year 40mm contract awarded in 2010. Absorbent products gross profit decreased $1,827,000, from $4,737,000 (5% of sales) to $2,910,000 (4% of sales), reflecting the decrease in sales mentioned above and lower production efficiencies due largely to the inability to absorb fixed costs incident to the sales decline, partially offset by lower costs on certain key raw materials.

Selling and general expenses for the Housewares/Small Appliance segment increased $1,844,000 from the prior year’s levels. Significant items were increased litigation costs stemming from lawsuits of a spurious nature and increased employee health and accident costs of $1,400,000 and $696,000, respectively, partially offset by decreases in accruals for environmental costs and bad debts of $413,000 and $339,000, respectively. Defense segment selling and general expenses increased $2,067,000, primarily reflecting ongoing operational costs of $1,474,000 and intangible asset amortization of $1,049,000, both associated with the acquisition of a less than lethal manufacturing facility during the fourth quarter of 2011. The acquisition and intangible asset amortization are more fully described in Note P, “Business Acquisition,” and Note A(9), “Goodwill and Intangible Assets,” to the Company’s Consolidated Financial Statements. Selling and general expenses for the Absorbent Products segment increased $11,211,000, stemming from the financial difficulties of a foreign independent manufacturing facility. During 2012, due to uncertainties attributed to the facility’s government’s legal system and the financial health of the facility, all Company-owned equipment located at the foreign facility was written off, as well as all note and accounts receivables related to the facility. Future recovery of some portion of that write-off is possible.

The above items were responsible for the change in operating profit.

Other income decreased $583,000, which was attributable to lower interest income resulting from decreased yields on lower dollars of marketable securities invested.

Earnings before provision for income taxes decreased $14,601,000 from $75,025,000 to $60,424,000. The provision for income taxes decreased from $27,057,000 to $21,549,000, which resulted in an effective income tax rate of 36% in both years. Net earnings decreased $9,093,000 from $47,968,000 to $38,875,000.

2011 COMPARED TO 2010

Readers are directed to Note L, “Business Segments,” to the Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2011 and 2010.

On a consolidated basis, sales decreased by $47,979,000 (10%), gross margins decreased by $19,815,000 (17%), and selling and general expense increased by $3,699,000 (23%). Other income, principally interest, decreased by $816,000 (39%), while earnings before provision for income taxes decreased by $24,330,000 (25%), and net earnings decreased by $15,563,000 (25%). Details concerning these changes can be found in the comments by segment found below.

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

Selling and general expenses for the Housewares/Small Appliance segment increased $826,000 from the prior year’s levels. Significant items were increases in employee benefit cost and bad debt accruals of $1,076,000 and $350,000, respectively, and legal and professional costs of $260,000, partially offset by decreases in self-insurance and environmental reserves of $771,000 and $159,000, respectively. Defense segment selling and general expenses increased $329,000, primarily reflecting increases in legal and professional costs of $127,000, employee benefit costs of $51,000, and other individually insignificant items. Selling and general expenses for the Absorbent Products segment increased $2,544,000. The most significant items were the absence of the prior year’s gain on the sale of obsolete equipment of $1,293,000 and an increase in the reserve for bad debts of $638,000.

The above items were responsible for the change in operating profit.

Other income decreased $816,000, which was attributable to lower interest income resulting from decreased yields on lower dollars of marketable securities invested.

Earnings before provision for income taxes decreased $24,330,000 from $99,355,000 to $75,025,000. The provision for income taxes decreased from $35,824,000 to $27,057,000, which resulted in an effective income tax rate of 36% in both years. Net earnings decreased $15,563,000 from $63,531,000 to $47,968,000.

LIQUIDITY AND CAPITAL RESOURCES

2012 COMPARED TO 2011

Cash provided by operating activities was $62,342,000 during 2012 as compared to $58,686,000 during 2011. The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during 2012 were net earnings of $38,875,000 and decreases in inventory levels and deposits with vendors included in other current assets. These were partially offset by a decrease in net payables and an increase in accounts receivable levels. Of particular note during 2011 were net earnings of $47,968,000, reflecting a decrease in late fourth quarter sales and a reduction in accounts receivable levels. These items were offset by increases in inventory levels and deposits with vendors included in other current assets, and a decrease in payable levels.

Net cash used in investing activities was $13,578,000 during 2012 as compared to $21,816,000 provided by investing activities during 2011. Of note during 2012 were the acquisition of plant and equipment of $13,584,000, primarily to support the expansion of the Absorbent Products segment, and a note receivable of $3,500,000. The note receivable is described further in Note Q, “Other,” to the Consolidated Financial Statements. These were partially offset by net maturities/sales of marketable securities of $3,744,000. Of note during 2011 were net maturities/sales of marketable securities of $41,559,000, partially offset by the acquisition of plant and equipment of $15,003,000, primarily to support the expansion of the Absorbent Products segment, and the acquisition of assets comprising a small business in the Defense segment, described in Note P to the Consolidated Financial Statements, of $4,526,000.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio. As of December 31, 2012 and 2011, $31,092,000 and $33,034,000, respectively, of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

Cash used in financing activities for 2012 and 2011 differed primarily as a result of the payment of two dividends in 2012. The first was the 2012 dividend paid in March, while the second was an accelerated payment made in late December of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rates that would be in effect in 2013. In contrast, a single payment was made in 2011 per the Company’s normal practice.

As a result of the foregoing factors, cash and cash equivalents decreased in 2012 by $36,558,000 to $37,437,000.

Working capital decreased by $48,178,000 to $214,781,000 at December 31, 2012 for the reasons stated above. The Company’s current ratio was 4.8 to 1.0 at December 31, 2012, compared to 5.0 to 1.0 at December 31, 2011.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments per existing authorized projects and for additional projects if the appropriate return on investment is projected. See Items 1-A-2 and 1-A-3.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax-exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during 2012 were lower than those in the preceding year. The lower yields, combined with a decrease in the Company’s investment holdings, served to decrease interest income. There can be no assurance that interest rates will not continue to decline. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies, and is not controllable by the Company.

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

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance sheets that the Company believes understates the true liquidity of the Company’s income portfolio. As of December 31, 2011 and 2010, $33,034,000 and $37,779,000, respectively, of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers, and thus provide the liquidity of cash equivalents.

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

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $310,000,000 at December 31, 2012, and $342,000,000 at December 31, 2011. Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders. It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period.

CONTRACTUAL OBLIGATIONS

The below table discloses a summary of the Company’s specified contractual obligations at December 31, 2012:

	Payments Due By Period (In thousands)

Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$401	$300	$44	$44	$13
Purchase obligations(1)	201,073	201,073	0	0	0
Earn-out payments(2)	3,000	0	3,000	0	0

Total	$204,474	$201,373	$3,044	$44	$13

(1)

Purchase obligations includes outstanding purchase orders at December 31, 2012. Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, to equipment manufacturers of absorbent products machinery, and to material suppliers and building contractors in the Defense and Absorbent Products segments. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s or other customers’ products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(17) to the Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company’s Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC 230, the Company’s 7-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 1.8 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

The Company did make changes to its internal control over financial reporting during the quarter ended April 1, 2012 to address a fourth quarter 2011 personnel change. That personnel change resulted in a segregation of duties issue, which was a deemed material weakness, in which members of the financial staff in the Company’s Defense segment had access to automated accounting functions, and thus the potential ability to administer security over the processing of accounting data. The issue was remedied during the first fiscal quarter of 2012. In addition, a quarterly system access review program was instituted to ensure that proper segregation of duties is maintained. There were no other changes to internal control over financial reporting during the year ended December 31, 2012, and none during the quarter ended on that same date, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of National Presto Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders National Presto Industries, Inc. Eau Claire, Wisconsin

We have audited National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Presto Industries, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A Management’s Assessment of Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Presto Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin
March 18, 2013

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant: (All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, And Chief Executive Officer,	60

Donald E. Hoeschen	Vice President, Sales	65

Larry J. Tienor	Vice President, Engineering	64

Randy F. Lieble	Vice President, Chief Financial Officer, Treasurer, and Director	59

Douglas J. Frederick	Secretary and General Counsel	42

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

The information under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders is incorporated by reference.

The Company has adopted a code of ethics that applies to all Company employees, entitled the “Corporate Code of Conduct,” which is set forth in the Corporate Governance section of the Company’s website located at www.gopresto.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the headings “Executive Compensation and Other Information,” “Summary Compensation Table,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2012 and 2011	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2012, 2011 and 2010	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2012, 2011 and 2010	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-17

		f.	Report of Independent Registered Public Accounting Firm	F-18

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-19

(b)	Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

* Compensatory Plans

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of BDO USA, LLP

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit Number	Description

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit 101

The following financial information from National Presto Industries, Inc.’s annual report on Form 10-K for the period ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vi) Schedule II - Valuation and Qualifying Accounts.*

*The XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(c)	Schedules:

Reference is made to Item 15(a)2 of this Form 10-K.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.
(registrant)

	By:	/S/ Maryjo Cohen
Maryjo Cohen
President and Chief Executive Officer
Date: March 18, 2013

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
Randy F. Lieble
Vice President, Chief Financial
Officer (Principal Financial
Officer), Treasurer, and Director

Date: March 18, 2013

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

December 31	2012		2011
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$37,437		$73,995

Marketable securities		55,586		59,360

Accounts receivable	$82,554		$74,995

Less allowance for doubtful accounts	6,111	76,443	1,361	73,634

Inventories:

Finished goods	33,851		32,759

Work in process	40,340		50,462

Raw materials	9,173	83,364	11,285	94,506

Deferred tax assets		8,906		6,140

Other current assets		9,018		21,270

Total current assets		270,754		328,905

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements	2,010		1,955

Buildings	30,708		29,348

Machinery and equipment	90,700		90,305

	123,418		121,608

Less allowance for depreciation and amortization	61,553	61,865	57,340	64,268

GOODWILL & INTANGIBLE ASSETS		17,722		18,468

NOTE RECEIVABLE		3,571		—

		$353,912		$411,641

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

December 31	2012		2011
LIABILITIES

CURRENT LIABILITIES:

Accounts payable		$39,077		$48,344

Federal and state income taxes		1,642		1,567

Accrued liabilities		15,254		16,035

Total current liabilities		55,973		65,946

DEFERRED INCOME TAXES		7,368		9,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2012 and 2011
Issued: 7,440,518 shares at December 31, 2012 and 2011
Outstanding: 6,894,158 and 6,875,001 shares at December 31, 2012 and 2011, respectively	$7,441		$7,441

Paid-in capital	4,472		3,539

Retained earnings	295,643		342,873

Accumulated other comprehensive income	53		72

	307,609		353,925

Less treasury stock, at cost, 546,360 and 565,517 shares at December 31, 2012 and 2011, respectively	17,038		17,635
Total stockholders’ equity		290,571		336,290

		$353,912		$411,641

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share data)

	For the years ended December 31,
	2012	2011	2010
Net sales	$472,490	$431,021	$479,000

Cost of sales	377,627	337,262	365,426

Gross profit	94,863	93,759	113,574

Selling and general expenses	35,144	20,022	16,323

Operating profit	59,719	73,737	97,251

Other income, principally interest	705	1,288	2,104

Earnings before provision for income taxes	60,424	75,025	99,355

Provision for income taxes	21,549	27,057	35,824

Net earnings	$38,875	$47,968	$63,531

Weighted average common shares outstanding:
Basic	6,889	6,875	6,864
Diluted	6,891	6,876	6,864

Net earnings per share:
Basic	$5.64	$6.98	$9.26
Diluted	$5.64	$6.98	$9.26

Comprehensive income:

Net earnings	38,875	47,968	63,531

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(19)	(57)	(514)

Comprehensive income	$38,856	$47,911	$63,017

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net earnings	$38,875	$47,968	$63,531
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	10,136	9,037	8,637
Loss (gain) on disposal and impairment of property, plant and equipment	5,843	10	(1,290)
Provision for doubtful accounts	5,629	1,037	50
Deferred income taxes	(4,792)	5,096	(399)
Intangibles amortization	1,049	—	—
Other	568	618	500
Changes in operating accounts:
Accounts receivable, net	(6,546)	16,936	1,194
Inventories	11,091	(10,284)	(14,557)
Other current assets	10,360	(6,729)	(5,604)
Accounts payable and accrued liabilities	(9,999)	(711)	6,138
Federal and state income taxes payable	128	(4,292)	(432)
Net cash provided by operating activities	62,342	58,686	57,768

Cash flows from investing activities:
Marketable securities purchased	(26,023)	(40,962)	(45,464)
Marketable securities - maturities and sales	29,767	82,521	62,109
Acquisition of property, plant and equipment	(13,584)	(15,003)	(17,972)
Notes issued	(3,500)	(220)	(1,580)
Sale of property, plant and equipment	8	6	1,365
Acquisition of businesses, net of cash acquired	(246)	(4,526)	—
Net cash provided by (used in) investing activities	(13,578)	21,816	(1,542)

Cash flows from financing activities:
Dividends paid	(86,106)	(56,665)	(55,889)
Other	784	439	408
Net cash used in financing activities	(85,322)	(56,226)	(55,481)

Net increase (decrease) in cash and cash equivalents	(36,558)	24,276	745
Cash and cash equivalents at beginning of year	73,995	49,719	48,974
Cash and cash equivalents at end of year	$37,437	$73,995	$49,719

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$26,532	$26,686	$36,479

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except per share data)

For the years ended December 31, 2012, 2011, 2010
	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2009	6,858	$7,441	$2,037	$343,930	$643	$(18,179)	$335,872

Net earnings				63,531			63,531

Unrealized loss on available-for-sale securities, net of tax					(514)		(514)

Dividends paid March 15, $1.00 per share regular, $7.15 per share extra				(55,889)			(55,889)

Other	7		701	(1)		237	937

Balance December 31, 2010	6,865	7,441	2,738	351,571	129	(17,942)	343,937

Net earnings				47,968			47,968

Unrealized loss on available-for-sale securities, net of tax					(57)		(57)

Dividends paid March 15, $1.00 per share regular, $7.25 per share extra				(56,665)			(56,665)

Other	10		801	(1)		307	1,107

Balance December 31, 2011	6,875	7,441	3,539	342,873	72	(17,635)	336,290

Net earnings				38,875			38,875

Unrealized loss on available-for-sale securities, net of tax					(19)		(19)

Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(41,292)			(41,292)

Dividends paid December 28, $1.00 per share regular, $5.50 per share extra				(44,814)			(44,814)

Other	19		933	1		597	1,531

Balance December 31, 2012	6,894	$7,441	$4,472	$295,643	$53	$(17,038)	$290,571

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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

(2)

BASIS OF PRESENTATION: The Consolidated Financial Statements include the accounts of National Presto Industries, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions are eliminated. For a further discussion of the Company’s business and the segments in which it operates, please refer to Note L.

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

The Company’s cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the bank for payment of $4,091,000 and $5,313,000 at December 31, 2012 and 2011, respectively, are included as reductions of cash and cash equivalents or bank overdrafts in accounts payable, as appropriate.

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

At December 31, 2012 and 2011, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at December 31 is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during 2012.

	(In thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2012
Tax-exempt Municipal Bonds	$24,412	$24,494	$94	$12
Variable Rate Demand Notes	31,092	31,092	—	—
Total Marketable Securities	$55,504	$55,586	$94	$12

December 31, 2011
Tax-exempt Municipal Bonds	$26,214	$26,326	$128	$16
Variable Rate Demand Notes	33,034	33,034	—	—
Total Marketable Securities	$59,248	$59,360	$128	$16

Proceeds from sales of marketable securities totaled $29,767,000 in 2012, $82,521,000 in 2011, and $62,109,000 in 2010. There were no gross gains or losses related to sales of marketable securities during the years ended December 31, 2012, 2011 and 2010. Net unrealized losses included in other comprehensive income were $30,000, $87,000 and $792,000 before taxes for the years ended December 31, 2012, 2011, and 2010, respectively. No unrealized gains were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2012 are as follows: $5,697,000 within one year; $25,566,000 beyond one year to five years; $8,520,000 beyond five years to ten years, and $15,803,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which as noted above can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

(8)

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts. Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements. The Company reviews long lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable. See Note Q for a discussion of impairment charges recorded in the fourth quarter of 2012.

(9)

GOODWILL AND INTANGIBLE ASSETS: The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. No goodwill impairments were recognized during 2012, 2011, or 2010. The Company’s goodwill as of December 31, 2012 and 2011 was $14,325,000 and $14,023,000, respectively, relating entirely to its Defense Products segment, which had no cumulative impairment charges at December 31, 2012. During 2012 and 2011, $302,000 and $2,538,000, respectively, was added to goodwill as a result of the acquisition of the assets of ALS Technologies, Inc., more fully described in Note P.

Intangible assets primarily consist of the value of customer relationships, trademarks, product backlogs, and non-compete agreements recognized as a result of the acquisition of the assets of ALS Technologies, Inc. mentioned above. Intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from one to nine years. The gross carrying amount of the intangible assets subject to amortization was $4,445,000 at both December 31, 2012 and 2011, and accumulated amortization was $1,049,000 and $0 at December 31, 2012 and 2011, respectively. Amortization expense was $1,049,000, $0, and $0 during the years ended December 31, 2012, 2011, and 2010, respectively. The amortization expense for 2012 was recorded entirely in the fourth quarter, as the value of the intangible assets became known at that time. Estimated amortization expense for the five succeeding years are shown in the following table:

Years ending December 31:	(In thousands)
2013	$667
2014	667
2015	667
2016	663
2017	550

The amounts shown above related to goodwill and intangible assets subject to amortization differ from amounts previously reported as a result of provisional accounting related to the 2011 ALS Technologies, Inc. acquisition that was completed during the fourth quarter of 2012.

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

(13)

ADVERTISING: The Company’s policy is to expense advertising as incurred and include it in selling and general expenses. Advertising expense was $210,000, $70,000, and $9,000 in 2012, 2011, and 2010, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet. The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2012	2011
Beginning balance January 1	$341	$326
Accruals during the period	528	523
Charges / payments made under the warranties	(481)	(508)
Balance December 31	$388	$341

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB ASC or subject to a master netting arrangement or similar agreement. ASU 2011-11 and 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of either ASU will have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU were to be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption was permitted, because compliance with the amendments was already permitted. The amendments did not require any transition disclosures. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income with the issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of the deferral is consistent with the effective date of the ASU No. 2011-05. Except for the deferral of the presentation of reclassifications of items out of accumulated other comprehensive income, the Company adopted ASU 2011-5 retrospectively in the first quarter of 2012. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income and will be effective for the first interim reporting period in 2013. The Company does not expect the adoption of the remaining deferred provisions of ASU 2011-05 to have a material impact on its Consolidated Financial Statements.

B.	INVENTORIES:

The amount of inventories valued on the LIFO basis was $29,463,000 and $30,159,000 as of December 31, 2012 and 2011, respectively, and consists of housewares/small appliance finished goods. Under LIFO, inventories are valued at approximately $6,375,000 and $5,518,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2012 and 2011, respectively. During the years ended December 31, 2012, 2011, and 2010, $858,000, $5,474,000, and $601,000, respectively, of a LIFO layer was liquidated. The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2012	$(857)	$546	$0.08
2011	$(1,313)	$832	$0.12
2010	$(1,850)	$1,169	$0.17

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense, Absorbent Products, and raw materials of the Housewares/Small Appliance segments are valued under the FIFO method and total $53,901,000 and $64,347,000 at December 31, 2012 and 2011, respectively. The December 31, 2012 FIFO total is comprised of $4,388,000 of finished goods, $40,340,000 of work in process, and $9,173,000 of raw material and supplies. At December 31, 2011 the FIFO total was comprised of $2,600,000 of finished goods, $50,462,000 of work in process, and $11,285,000 of raw material and supplies.

C.	ACCRUED LIABILITIES:

At December 31, 2012, accrued liabilities consisted of product liability $6,395,000, payroll $5,721,000, environmental $1,875,000, and other $1,263,000. At December 31, 2011, accrued liabilities consisted of payroll $6,472,000, product liability $6,052,000, environmental $2,250,000, and other $1,261,000.

The Company is self-insured for health care costs, although it does carry stop loss and other insurance to cover health care claims once they reach a specified threshold. The Company is also subject to product liability claims in the normal course of business. It is partly self-insured for product liability claims, and therefore records an accrual for known claims and estimated incurred but unreported claims in the Company’s Consolidated Financial Statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations. The Company’s policy is to accrue for legal fees expected to be incurred in connection with loss contingencies. See Note K for a discussion of environmental remediation liabilities.

D.	TREASURY STOCK:

As of December 31, 2012, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares. No shares were reacquired in 2012, 2011, or 2010. Treasury shares have been used for stock based compensation and to fund a portion of the Company’s 401(k) contributions.

E.	NET EARNINGS PER SHARE:

Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share also includes the dilutive effect of additional potential common shares issuable under the Company’s stock-based Incentive Compensation Plan, which are determined using the treasury stock method. Unvested stock awards, which contain non-forfeitable rights to dividends, whether paid or unpaid (“participating securities”), are included in the number of shares outstanding for both basic and diluted earnings per share calculations.

F.	STOCK-BASED COMPENSATION:

The Company, from time to time, enters into separate non-vested share-based payment arrangements with employees and executive officers under the Incentive Compensation Plan approved by stockholders on May 18, 2010, which authorized 50,000 shares to be available for grants. The Compensation Committee of the Company’s Board of Directors approves all stock-based compensation awards for employees and executive officers of the Company. The Company grants restricted stock that is subject to continued employment and vesting conditions, but has dividend and voting rights, and uses the fair-market value of the Company’s common stock on the grant date to measure the fair value of the awards. The fair value of restricted stock is recognized as expense ratably over the requisite serviced period, net of estimated forfeitures. The Company does not capitalize stock-based compensation costs.

During 2012, 2011, and 2010, the Company granted 1,695, 3,402 and 3,328 shares of restricted stock, respectively, to 16 employees and executive officers of the Company. The restricted stock vests on specified dates in 2015 through 2018, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $91,000, $29,000, and $3,000 in 2012, 2011, and 2010, respectively. Certain accrued bonuses as of December 31, 2009 were converted to restricted stock awards during 2010. The fair value of the awards on the 2010 grant date was $238,000, which approximates the amount that was included in selling and general expense in the Consolidated Statement of Comprehensive Income for 2009 when the bonuses were accrued.

As of December 31, 2012, there was approximately $449,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 4.3 years. There were no shares of restricted stock that vested during 2012, 2011, or 2010.

The following table summarizes the activity for non-vested restricted stock:

	2012		2011		2010
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	6,730	$101.26	3,328	$109.38	0	$—
Granted	1,695	76.43	3,402	93.32	3,328	109.38
Forfeited	(32)	93.60	0	—	0	—
Non-vested at end of period	8,393	$96.28	6,730	$101.26	3,328	$109.38

G.	401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company’s related cash dividends, totaled $1,391,000 in 2012, $1,030,000 in 2011, and $904,000 in 2010. In addition, the Company made cash contributions of $781,000 in 2012, $697,000 in 2011, and $667,000 in 2010 to the 401(k) Plan. The Company also contributed $396,000, $369,000, and $370,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2012, 2011, and 2010, respectively.

H.	INCOME TAXES:

The following table summarizes the provision for income taxes:

	For Years Ended December 31 (in thousands)
	2012	2011	2010
Current:
Federal	$22,165	$17,596	$30,318
State	4,187	4,365	5,905
	26,352	21,961	36,223
Deferred:
Federal	(3,938)	4,972	(997)
State	(865)	124	598
	(4,803)	5,096	(399)
Total tax provision	$21,549	$27,057	$35,824

The effective rate of the provision for income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.6%	3.9%	4.6%
Tax exempt interest and dividends	(0.3%)	(0.5%)	(0.7%)
Other	(2.6%)	(2.3%)	(2.8%)
Effective rate	35.7%	36.1%	36.1%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2012	2011
Deferred tax assets
Doubtful accounts	$3,245	$541
Insurance (primarily product liability)	2,412	2,306
Vacation	961	951
Environmental	745	894
Goodwill and other intangibles	697	859
Other	846	589
Total deferred tax assets	8,906	6,140

Deferred tax liabilities
Depreciation	7,339	9,366
Other	29	39
Total deferred tax liabilities	7,368	9,405

Net deferred tax assets (liabilities)	$1,538	$(3,265)

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes. As of December 31, 2012, the carrying amount of the Company’s gross unrecognized tax benefits was $209,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2012 and 2011:

	(In thousands)
	2012	2011
Balance at January 1	$248	$418
Additions for tax positions taken related to the current year	56	87
Additions for tax positions taken related to prior years	115	12
Settlements	(210)	(269)
Balance at December 31	$209	$248

It is the Company’s practice to include interest and penalties in tax expense. During the years ended December 31, 2012 and 2011, the Company accrued approximately $13,000 and $11,000 in interest, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states. During the year ended December 31, 2012, the Company finalized its most recent audit by the Internal Revenue Service for the tax years 2009 and 2010. For all states in which it does business, the Company is subject to state audit statutes.

I.	COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

As of December 31, 2012, the Company had commitments to purchase approximately $13,900,000 of equipment for the Absorbent Products segment, most of which is expected to be received by the Company in 2013. The Company also had commitments of approximately $2,500,000 for the Defense segment, which is part of its facility construction project in Florida scheduled for completion in 2013. The construction project is more fully described in Note P.

J.	CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 10% and 11% of consolidated net sales for the years ended December 31, 2012 and 2010, respectively. In the Absorbent Products segment, one customer accounted for 12% and 11% of consolidated net sales for the years ended December 31, 2011 and 2010, respectively.

The Company sources most of its housewares/small appliances from vendors in the Orient and, as a result, risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays. Should such problems or delays materialize, products might not be available in sufficient quantities during the prime selling period. The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective. As the majority of the Housewares/Small Appliance segment’s suppliers are located in China, periodic changes in the U.S. dollar and Chinese Renminbi (RMB) exchange rates do have an impact on the segment’s product costs. To date, any material impact from fluctuations in the exchange rate has been to the cost of products secured via purchase orders issued subsequent to the currency value change. Foreign transaction gains/losses are immaterial to the financial statements for all years presented.

The Company’s Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors. As a consequence, this segment’s future business essentially depends on the product needs and governmental funding of the DOD. During 2012, 2011, and 2010, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, with the award of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict. Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control. The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination. Materials used in the Defense segment are available from multiple sources. As of December 31, 2012, 242 employees of Amron, or 24% of the Company’s total workforce, are members of the United Steel Workers union. The contract between Amron and the union is effective through February 28, 2015.

Raw materials for the Absorbent Products segment are commodities that are typically available from multiple sources.

K.	ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property. As of December 31, 1998, all remediation projects required at the Company’s Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed. In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s. After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater. Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the City of Eau Claire. As of December 31, 2012, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2012, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate. Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company. The Company’s environmental accrued liability on an undiscounted basis was $1,875,000 and $2,250,000 as of December 31, 2012 and 2011, respectively, and is included in accrued liabilities on the balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2013	$310
2014	245
2015	230
2016	215
2017	200
Thereafter	675
$1,875

L.	BUSINESS SEGMENTS:

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

The Defense segment was started in 2001 with the acquisition of AMTEC Corporation, which manufactures precision mechanical and electromechanical assemblies for the U.S. Government and prime contractors. During 2005, and again during 2010, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years. AMTEC’s manufacturing plant is located in Janesville, Wisconsin. During 2003, this segment was expanded with the acquisition of Spectra Technologies, LLC of East Camden, Arkansas. This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. Government and prime contractors. During 2006, the segment was expanded with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin, which primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition. In 2011 the segment was further augmented with the purchase of certain assets of ALS Technologies, Inc. of Bull Shoals, Arkansas, which manufactures less than lethal ammunitions. The Company has begun the process of relocating this operation to Perry, Florida. See Note P for further discussion of the relocation.

The Absorbent Products segment was started in 2001 with the acquisition of certain assets from RMED International, Inc, forming Presto Absorbent Products, Inc. This company manufactured diapers. During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia manufacturer of adult incontinence products and training pads for dogs. Starting in 2004, the company began making adult incontinence products at the Company’s facilities in Eau Claire, Wisconsin. The segment’s products are sold to distributors and other absorbent product manufacturers. In 2007, the Company completed the closure of the Georgia facility and consolidated its absorbent products manufacturing in the Eau Claire, Wisconsin facility. It no longer manufactures dog pads or baby diapers.

In the following summary, operating profit represents earnings before other income (loss), principally interest income, and income taxes. The Company’s segments operate discretely from each other with no shared manufacturing facilities. Costs associated with corporate activities (such as cash and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliance segment for all periods presented.

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Year ended December 31, 2012
External net sales	$145,023	$244,998	$82,469	$472,490
Gross profit	27,858	64,095	2,910	94,863
Operating profit	15,714	55,071	(11,066)	59,719
Total assets	194,214	102,406	57,292	353,912
Depreciation and amortization	1,088	4,203	5,894	11,185
Capital expenditures	1,138	2,681	9,765	13,584

Year ended December 31, 2011
External net sales	$130,852	$202,372	$97,797	$431,021
Gross profit	27,016	62,006	4,737	93,759
Operating profit	16,716	55,049	1,972	73,737
Total assets	238,534	109,137	63,970	411,641
Depreciation	993	3,469	4,575	9,037
Capital expenditures	3,249	1,558	10,196	15,003

Year ended December 31, 2010
External net sales	$157,474	$240,762	$80,764	$479,000
Gross profit	37,032	68,071	8,471	113,574
Operating profit	27,558	61,443	8,250	97,251
Total assets	256,945	106,487	51,701	415,133
Depreciation	926	3,650	4,061	8,637
Capital expenditures	1,117	3,473	13,382	17,972

M.	OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities and equipment under noncancelable operating leases, many of which contain renewal options ranging from one to five years. Rent expense was approximately $826,000, $806,000, and $771,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Future minimum annual rental payments required under operating leases are as follows:

Years ending December 31:	(In thousands)
2013	$300
2014	22
2015	22
2016	22
2017	22
Thereafter	13
$401

N.	INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2012 and 2011:

	(In thousands, except per share data)
Quarter	Net Sales	Gross Profit	Net Earnings	Earnings per Share (Basic)	Earnings per Share (Diluted)
2012
First	$96,773	$20,352	$9,344	$1.36	$1.36
Second	117,114	19,594	8,703	1.26	1.26
Third	116,813	22,907	9,401	1.36	1.36
Fourth	141,790	32,010	11,427	1.66	1.66
Total	$472,490	$94,863	$38,875	$5.64	$5.64

2011
First	$108,886	$21,954	$11,363	$1.65	$1.65
Second	98,268	20,665	10,817	1.57	1.57
Third	104,861	23,657	12,386	1.80	1.80
Fourth	119,006	27,483	13,402	1.96	1.96
Total	$431,021	$93,759	$47,968	$6.98	$6.98

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment. This segment purchases inventory during the first three quarters to meet the sales demand of the fourth quarter. The other segments are typically non-seasonal. During the fourth quarter of 2012, the Company’s provision for doubtful accounts, impairment charges, and intangible asset amortization expenses were significantly higher than historical quarterly results, and further discussion is included in Note A(9) and Note Q.

O.	LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the third quarter. As of December 31, 2012 and 2011, the line of credit limit was set at $5,000,000, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent. In addition, the Company had issued commercial letters of credit totaling $3,380,000 and $1,940,000 as of December 31, 2012 and 2011, respectively, related to performance on certain customer contracts. As of December 31, 2012, the entire balance of the letters of credit was unused.

P.	BUSINESS ACQUISITION

On November 1, 2011, the Company purchased the assets of ALS Technologies, Inc., a small Arkansas manufacturer of less than lethal ammunition. Products include smoke and tear gas grenades, specialty impact munitions, diversionary devices and stun munitions, support accessories like launchers and gas masks, as well as training for the use of its products. Sales for 2011, including the portion of the year prior to the purchase, were $8,046,000. The products are sold primarily to law enforcement, corrections, and military. The acquisition was immaterial to the Company’s Consolidated Financial Statements. The purchase price allocation included in the Company’s financial statements was finalized during 2012 upon the completion of a business valuation. During the second half of 2012, the Company began the process of relocating this operation to Perry, Florida, which is expected to be completed during the second quarter of 2013. The cost of the relocation is expected to be immaterial to the Company’s Consolidated Financial Statements.

Q.	OTHER

During 2011, the Company entered into a royalty agreement with another absorbent products company. Under the agreement, it received royalties for its trademarks, technology, know-how, and the use of equipment that embodies that technology and know-how. It also purchased and sold to the other company the requisite materials for the use of the technology. However, because of ongoing financial issues at the other absorbent products company, sales of the requisite materials to the facility were discontinued during 2012. During 2012 and 2011, incident to the royalty agreement, the Company recognized material sales of $598,000 and $4,874,000 (classified as Net Sales) and royalty income (included in Selling and General Expense) of $247,000 and $479,000, respectively. Further, because of the other facility’s financial difficulties, the Company reserved for all receivables from the other facility by increasing the provision for doubtful accounts by $3,887,000 during 2012. In addition, the Company fully reserved for a note receivable of $1,592,000 and recorded impairment on equipment of $5,725,000 during the fourth quarter of 2012 (each classified as Selling and General Expense).

The Company has also entered into a licensing agreement with another firm that is developing certain products that would complement the assortment of products currently sold by the Housewares/Small Appliances segment. Under the agreement, the Company has advanced the entity funds, and has agreed to advance the entity additional funds as certain goals are achieved. In addition, the Company has also agreed to pay royalties to the entity on the commercial sales of the developed products. As of December 31, 2012, a note receivable plus accrued interest of $3,571,000 related to the license agreement was classified as Note Receivable on the Company’s Consolidated Balance Sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Presto Industries, Inc.
Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the accompanying Schedule II, Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin
March 18, 2013

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)
Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2012	$1,361	$4,037	$1,122	$409	$6,111

Year ended December 31, 2011	$527	$1,037	$—	$203	$1,361

Year ended December 31, 2010	$467	$50	$—	$(10)	$527

Allowance for doubtful note receivable:
Year ended December 31, 2012	$—	$1,592	$—	$—	$1,592

Year ended December 31, 2011	$—	$—	$—	$—	$—

Year ended December 31, 2010	$—	$—	$—	$—	$—

Notes:
(A)	Amounts charged to selling and general expenses. See Note Q to the Company’s Consolidated Financial Statements for additional information.

(B)

Amounts charged to other accounts - Deferred revenue related to sales to an independent foreign manufacturing facility, which was deemed uncollectible during 2012, was reclassified to the allowance for doubtful accounts. The Company’s relationship with the foreign facility is described in Note Q to the Company’s Consolidated Financial Statements.

(C)	Principally bad debts written off, net of recoveries.