Form 10-Q
period 2013-03-31
NATIONAL PRESTO INDUSTRIES INC
filed 2013-05-10
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Yes  ☐    No  ☒

There were 6,896,366 shares of the Issuer’s Common Stock outstanding as of May 1, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012
(Unaudited)
(Dollars in thousands)

	2013		2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$43,047		$37,437

Marketable securities		55,043		55,586

Accounts receivable, net		50,529		76,443

Inventories:
Finished goods	$37,805		$33,851

Work in process	50,051		40,340

Raw materials	9,021	96,877	9,173	83,364

Deferred tax assets		8,906		8,906

Other current assets		15,853		9,018

Total current assets		270,255		270,754

PROPERTY, PLANT AND EQUIPMENT	129,164		123,418

Less allowance for depreciation	63,645	65,519	61,553	61,865

GOODWILL & OTHER INTANGIBLES		17,555		17,722

NOTE RECEIVABLE		3,602		3,571

		$356,931		$353,912

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012
(Unaudited)
(Dollars in thousands)

	2013		2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$34,327		$39,077

Federal and state income taxes		2,678		1,642

Accrued liabilities		14,904		15,254

Total current liabilities		51,909		55,973

DEFERRED INCOME TAXES		7,372		7,368

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	4,620		4,472

Retained earnings	302,497		295,643

Accumulated other comprehensive income	61		53

	314,619		307,609

Treasury stock, at cost	16,969		17,038

Total stockholders’ equity		297,650		290,571

		$356,931		$353,912

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2013 and April 1, 2012
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	2013	2012
Net sales	$83,190	$96,773

Cost of sales	66,981	76,421

Gross profit	16,209	20,352

Selling and general expenses	5,851	5,862

Operating profit	10,358	14,490

Other income	208	261

Earnings before provision for income taxes	10,566	14,751

Income tax provision	3,712	5,407

Net earnings	$6,854	$9,344

Weighted average shares outstanding:
Basic	6,903	6,883
Diluted	6,906	6,885

Net earnings per share:
Basic	$0.99	$1.36
Diluted	$0.99	$1.36

Comprehensive income:

Net earnings	$6,854	$9,344

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	8	4

Comprehensive income	$6,862	$9,348

Cash dividends declared and paid per common share	$0.00	$6.00

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and April 1, 2012
(Unaudited)
(Dollars in thousands)

	2013	2012
Cash flows from operating activities:
Net earnings	$6,854	$9,344
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,114	2,434
Intangibles amortization	167	—
Provision for doubtful accounts	56	100
Other	109	292
Changes in:
Accounts receivable	25,914	7,004
Inventories	(13,513)	(812)
Other current assets	(6,835)	(11)
Accounts payable and accrued liabilities	(5,088)	(9,829)
Federal and state income taxes	1,043	3,142
Net cash provided by operating activities	10,821	11,664

Cash flows from investing activities:
Marketable securities purchased	(1,709)	(1,623)
Marketable securities - maturities and sales	2,264	6,372
Acquisition of property, plant and equipment	(5,769)	(4,493)
Sale of property, plant and equipment	3	—
Net cash provided by (used in) investing activities	(5,211)	256

Cash flows from financing activities:
Dividends paid	—	(41,292)
Other	—	357
Net cash used in financing activities	—	(40,935)

Net increase (decrease) in cash and cash equivalents	5,610	(29,015)
Cash and cash equivalents at beginning of period	37,437	73,995
Cash and cash equivalents at end of period	$43,047	$44,980

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods. The condensed consolidated balance sheet as of December 31, 2012 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2012 Annual Report on Form 10-K. Interim results for the period are not indicative of those for the year.

NOTE B – RECLASSIFICATIONS

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s financial statement presentation. These reclassifications did not affect net earnings or stockholders’ equity as previously reported.

NOTE C – EARNINGS PER SHARE

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

NOTE D – BUSINESS SEGMENTS

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended March 31, 2013
External net sales	$24,889	$38,951	$19,350	$83,190
Gross profit	4,457	10,066	1,686	16,209
Operating profit	1,558	7,665	1,135	10,358
Total assets	188,776	108,200	59,955	356,931
Depreciation and amortization	282	681	1,318	2,281
Capital expenditures	114	1,583	4,072	5,769

Quarter ended April 1, 2012
External net sales	$24,692	$49,681	$22,400	$96,773
Gross profit	4,697	13,873	1,782	20,352
Operating profit	1,735	11,690	1,065	14,490
Total assets	183,219	122,723	67,718	373,660
Depreciation	266	801	1,367	2,434
Capital expenditures	248	21	4,224	4,493

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE F - CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

At March 31, 2013 and December 31, 2012, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the three months ended March 31, 2013.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2013
Tax-exempt Municipal Bonds	$22,688	$22,783	$99	$4
Variable Rate Demand Notes	32,260	32,260	—	—
Total Marketable Securities	$54,948	$55,043	$99	$4

December 31, 2012
Tax-exempt Municipal Bonds	$24,412	$24,494	$94	$12
Variable Rate Demand Notes	31,092	31,092	—	—
Total Marketable Securities	$55,504	$55,586	$94	$12

Proceeds from maturities and sales of available-for-sale securities totaled $2,264,000 and $6,372,000 for the three month periods ended March 31, 2013 and April 1, 2012. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized gains included in other comprehensive income, were $12,000 and $5,000 before taxes for the three month periods ended March 31, 2013 and April 1, 2012, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at March 31, 2013 are as follows: $5,292,000 within one year; $24,360,000 beyond one year to five years; $8,519,000 beyond five years to ten years, and $16,872,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2012 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 21, 2013, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings.

Comparison of First Quarter 2013 and 2012

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended March 31, 2013 and April 1, 2012.

On a consolidated basis, sales decreased by $13,583,000 (14%), gross profit decreased by $4,143,000 (20%), selling and general expenses decreased by $11,000 (less than 1%), and other income decreased by $53,000 (20%). Earnings before the provision for income taxes decreased by $4,185,000 (28%), as did net earnings by $2,490,000 (27%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales were essentially flat, increasing nominally by $197,000 from $24,692,000 to $24,889,000, or 1%. Defense net sales decreased by $10,730,000 from $49,681,000 to $38,951,000, or 22%, primarily reflecting a decrease in unit shipments. Absorbent Products net sales decreased by $3,050,000 from $22,400,000 to $19,350,000, or 14%, and was chiefly attributable to a reduction of shipments of $3,284,000 to the segment’s major customer, which is producing much of its own product, and the absence of last year’s first quarter shipments of $598,000 of raw materials to an independent manufacturing facility. These decreases were offset in part by an increase in shipments to other customers.

Housewares/Small Appliance gross profit decreased $240,000 from $4,697,000 to $4,457,000, or 5%, primarily due to an increase in product and logistics costs. Defense gross profit decreased $3,807,000 from $13,873,000 to $10,066,000, or 27%, primarily attributable to the decrease in sales mentioned above, augmented by a less favorable product mix. Absorbent Products gross profit decreased $96,000 from $1,782,000 to $1,686,000, or 5%, reflecting the sales decrease mentioned above, largely offset by an insurance settlement of $553,000.

Selling and general expenses for the Housewares/Small Appliance segment were essentially flat. Defense segment selling and general expenses increased by $218,000, primarily reflecting $167,000 of amortization expense related to the intangible assets recorded during the fourth quarter of 2012 which stemmed from the acquisition of a less than lethal manufacturing facility during the fourth quarter of 2011. The acquisition is more fully described in the Company’s 2012 annual report on Form 10-K. Absorbent Products selling and general expenses decreased by $166,000, primarily reflecting a decrease in expenses classified as administrative that related to the royalty arrangement with the independent manufacturing facility mentioned above.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $4,185,000 from $14,751,000 to $10,566,000. The provision for income taxes decreased from $5,407,000 to $3,712,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $2,490,000 from $9,344,000 to $6,854,000, or 27%.

Liquidity and Capital Resources

Net cash provided by operating activities was $10,821,000 and $11,664,000 for the three months ended March 31, 2013 and April 1, 2012, respectively. The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2013 were net earnings of $6,854,000; a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by increases in inventory levels and deposits made with raw material suppliers included in other current assets; and a net decrease in payable and accrual levels. Of particular note during the first three months of 2012 were net earnings of $9,344,000; a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by net decreases in payable and accrual levels.

Net cash used in investing activities was $5,211,000 during the first three months of 2013 compared to $256,000 provided by investing activities during the first three months of 2012. The change in investing activity cash flow is primarily attributable to a decrease in net maturities of marketable securities, and to a lesser extent, an increase in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first three months of 2013 and 2012 primarily differed as a result of an accelerated payment made in late December 2012 of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rates that would be in effect in 2013. In contrast, the annual 2012 dividend was made during the first quarter of 2012.

Working capital increased by $3,565,000 to $218,346,000 at March 31, 2013 for the reasons stated above. The Company’s current ratio was 5.2 to 1.0 at March 31, 2013 and 4.8 to 1.0 at December 31, 2012.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first three months of 2013 were lower than those in the first three months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced. The lower yields served to decrease interest income. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.7 years. Accordingly, the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of March 31, 2013. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note G to the Consolidated Financial Statements set forth under Part I - Item 1 above.

ITEM 6.  EXHIBITS

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company’s annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company’s current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008
Exhibit 10.1	Incentive Compensation Plan - incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010
Exhibit 10.2	Form of Restricted Stock Award Agreement - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

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

/s/ Maryjo Cohen
Maryjo Cohen, Chair of the Board, President, Chief Executive Officer (Principal Executive Officer), Director

/s/ Randy F. Lieble
Randy F. Lieble, Director, Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer

Date: May 10, 2013

National Presto Industries, Inc.

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

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

