Form 10-Q
period 2013-06-30
NATIONAL PRESTO INDUSTRIES INC
filed 2013-08-09
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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
Yes ☐ No ☒

There were 6,898,251 shares of the Issuer’s Common Stock outstanding as of August 1, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012
(Unaudited)
(Dollars in thousands)

	2013		2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$35,632		$37,437

Marketable securities		45,056		55,586

Accounts receivable, net		72,426		76,443

Inventories:
Finished goods	$46,653		$33,851

Work in process	47,361		40,340

Raw materials	9,628	103,642	9,173	83,364

Deferred tax assets		8,906		8,906

Other current assets		12,462		9,018

Total current assets		278,124		270,754

PROPERTY, PLANT AND EQUIPMENT	136,805		123,418

Less allowance for depreciation	65,699	71,106	61,553	61,865

GOODWILL & OTHER INTANGIBLES		17,389		17,722

NOTE RECEIVABLE		3,633		3,571

		$370,252		$353,912

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012
(Unaudited)
(Dollars in thousands)

	2013		2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$41,404		$39,077

Federal and state income taxes		12		1,642

Accrued liabilities		15,379		15,254

Total current liabilities		56,795		55,973

DEFERRED INCOME TAXES		7,357		7,368

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	4,739		4,472

Retained earnings	310,797		295,643

Accumulated other comprehensive income	33		53

	323,010		307,609

Treasury stock, at cost	16,910		17,038

Total stockholders’ equity		306,100		290,571

		$370,252		$353,912

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2013 and July 1, 2012
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Net sales	$101,396	$117,114	$184,586	$213,887

Cost of sales	82,985	97,520	149,966	173,941

Gross profit	18,411	19,594	34,620	39,946

Selling and general expenses	5,592	6,268	11,443	12,130

Operating profit	12,819	13,326	23,177	27,816

Other income	147	237	355	498

Earnings before provision for income taxes	12,966	13,563	23,532	28,314

Income tax provision	4,665	4,860	8,377	10,267
Net earnings	$8,301	$8,703	$15,155	$18,047

Weighted average shares outstanding:
Basic and diluted	6,905	6,889	6,904	6,886

Net earnings per share:
Basic and diluted	$1.20	$1.26	$2.20	$2.62

Comprehensive income:

Net earnings	$8,301	$8,703	$15,155	$18,047

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	28	18	20	14
Comprehensive income	$8,273	$8,685	$15,135	$18,033

Cash dividends declared and paid per common share	$0.00	$0.00	$0.00	$6.00

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013 and July 1, 2012
(Unaudited)
(Dollars in thousands)

	2013	2012
Cash flows from operating activities:
Net earnings	$15,155	$18,047
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	4,181	4,988
Intangibles amortization	333	—
Provision for doubtful accounts	86	1,050
Other	293	470
Changes in:
Accounts receivable	3,891	15,039
Inventories	(20,278)	7,058
Other current assets	(3,444)	151
Accounts payable and accrued liabilities	2,476	(8,170)
Federal and state income taxes	(1,580)	(1,668)
Net cash provided by operating activities	1,113	36,965

Cash flows from investing activities:
Marketable securities purchased	(6,151)	(14,988)
Marketable securities - maturities and sales	16,650	10,255
Acquisition of property, plant and equipment	(13,425)	(6,843)
Notes issued	—	(3,500)
Acquisition of business	—	(246)
Sale of property, plant and equipment	8	—
Net cash used in investing activities	(2,918)	(15,322)

Cash flows from financing activities:
Dividends paid	—	(41,292)
Other	—	357
Net cash used in financing activities	—	(40,935)

Net decrease in cash and cash equivalents	(1,805)	(19,292)
Cash and cash equivalents at beginning of period	37,437	73,995
Cash and cash equivalents at end of period	$35,632	$54,703

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

NOTE C – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share also includes the dilutive effect of additional potential common shares issuable. Unvested stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid (“participating securities”), are included in the number of shares outstanding for both basic and diluted earnings per share calculations.

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended June 30, 2013
External net sales	$24,489	$58,516	$18,391	$101,396
Gross profit	4,574	13,468	369	18,411
Operating profit	1,812	11,108	(101)	12,819
Total assets	176,646	132,073	61,533	370,252
Depreciation and amortization	275	540	1,418	2,233
Capital expenditures	164	4,715	2,777	7,656

Quarter ended July 1, 2012
External net sales	$23,371	$73,608	$20,135	$117,114
Gross profit	4,135	15,851	(392)	19,594
Operating profit	1,579	13,816	(2,069)	13,326
Total assets	206,698	105,526	67,139	379,363
Depreciation	258	796	1,500	2,554
Capital expenditures	417	180	1,753	2,350

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Six Months ended June 30, 2013
External net sales	$49,378	$97,467	$37,741	$184,586
Gross profit	9,031	23,534	2,055	34,620
Operating profit	3,370	18,773	1,034	23,177
Total assets	176,646	132,073	61,533	370,252
Depreciation and amortization	557	1,221	2,736	4,514
Capital expenditures	278	6,298	6,849	13,425

Six Months ended July 1, 2012
External net sales	$48,063	$123,289	$42,535	$213,887
Gross profit	8,832	29,724	1,390	39,946
Operating profit	3,314	25,506	(1,004)	27,816
Total assets	206,698	105,526	67,139	379,363
Depreciation	524	1,597	2,867	4,988
Capital expenditures	665	201	5,977	6,843

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

At June 30, 2013 and December 31, 2012, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the three months ended June 30, 2013.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2013
Tax-exempt Municipal Bonds	$24,277	$24,328	$57	$6
Variable Rate Demand Notes	20,728	20,728	—	—
Total Marketable Securities	$45,005	$45,056	$57	$6

December 31, 2012
Tax-exempt Municipal Bonds	$24,412	$24,494	$94	$12
Variable Rate Demand Notes	31,092	31,092	—	—
Total Marketable Securities	$55,504	$55,586	$94	$12

Proceeds from maturities and sales of available-for-sale securities totaled $14,386,000 and $3,883,000 for the three month periods ended June 30, 2013 and July 1, 2012, and totaled $16,650,000 and $10,255,000 for the six month periods then ended, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized losses included in other comprehensive income, were $43,000 and $27,000 before taxes for the three month periods ended June 30, 2013 and July 1, 2012, and were $31,000 and $22,000 before taxes for the six month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at June 30, 2013 are as follows: $9,519,000 within one year; $17,599,000 beyond one year to five years; $5,263,000 beyond five years to ten years, and $12,675,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – COMMITMENTS AND CONTINGENCIES
The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE H – SUBSEQUENT EVENT
On July 1, 2013, AMTEC Corporation, a wholly-owned subsidiary of the Company, entered into an agreement for the purchase of substantially all of the assets of DSE, Inc. (“DSE”). DSE is a defense contractor that manufactures and sells 40MM ammunitions to the U.S. Government. The closing of the agreement is conditioned upon the U.S. Government, DSE, and the Company agreeing to the novation of DSE’s contract with the Government to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2012 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 21, 2013, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings.

Comparison of Second Quarter 2013 and 2012

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended June 30, 2013 and July 1, 2012.

On a consolidated basis, sales decreased by $15,718,000 (13%), gross profit decreased by $1,183,000 (6%), selling and general expenses decreased by $676,000 (11%), and other income decreased by $90,000 (38%). Earnings before the provision for income taxes decreased by $597,000 (4%), as did net earnings by $402,000 (5%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $1,118,000 from $23,371,000 to $24,489,000, or 5%, primarily reflecting an increase in shipments. Defense net sales decreased by $15,092,000 from $73,608,000 to $58,516,000, or 21%, primarily reflecting a decrease in unit shipments. Absorbent Products net sales decreased by $1,744,000 from $20,135,000 to $18,391,000, or 9%, and was primarily attributable to a reduction of shipments to one of the segment’s major customers, which is producing much of its own product, offset in part by an increase in shipments to other customers.

Housewares/Small Appliance gross profit increased $439,000 from $4,135,000 to $4,574,000, or 11%, primarily reflecting the increase in sales mentioned above. Defense gross profit decreased $2,383,000 from $15,851,000 to $13,468,000, or 15%, primarily attributable to the decrease in sales mentioned above, partially offset by a more favorable product mix. Absorbent Products gross profit increased $761,000 from a loss of $392,000 to a profit of $369,000, primarily reflecting the absence of the prior year’s deferral of revenue recognition on the sale of raw materials to an independent manufacturing facility. A description the Company’s relationship with the facility can be found in Note Q to the Company’s Consolidated Financial Statements for the year ended December 31, 2012 on form 10-K.

Selling and general expenses for the Housewares/Small Appliance segment increased by $206,000, primarily reflecting changes in various accrued reserve levels. Defense segment selling and general expenses increased by $325,000, primarily reflecting increased legal fees stemming from the acquisition of DSE, Inc., which is described in Note H to the Company’s Consolidated Financial Statements included in Part I of this Form 10-Q, and $167,000 of amortization expense related to the intangible assets stemming from the acquisition of a less than lethal manufacturing facility. The acquisition is more fully described in the Company’s 2012 annual report on Form 10-K. Absorbent Products selling and general expenses decreased by $1,207,000, reflecting a decrease in the provision for bad debts, primarily pertaining to the independent manufacturing facility mentioned above, and a decrease in expenses classified as administrative that related to the royalty arrangement with the same facility.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $597,000 from $13,563,000 to $12,966,000. The provision for income taxes decreased from $4,860,000 to $4,665,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $402,000 from $8,703,000 to $8,301,000, or 5%.

Comparison of First Six Months 2013 and 2012

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended June 30, 2013 and July 1, 2012.

On a consolidated basis, sales decreased by $29,301,000 (14%), gross profit decreased by $5,326,000 (13%), selling and general expenses decreased by $687,000 (6%), and other income decreased by $143,000 (29%). Earnings before the provision for income taxes decreased by $4,782,000 (17%), as did net earnings by $2,892,000 (16%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $1,315,000 from $48,063,000 to $49,378,000, or 3%, primarily reflecting an increase in shipments. Defense net sales decreased by $25,822,000 from $123,289,000 to $97,467,000, or 21%, primarily reflecting a decrease in unit shipments. Absorbent Products net sales decreased by $4,794,000 from $42,535,000 to $37,741,000, or 11%, and was primarily attributable to a reduction of shipments to one of the segment’s major customers, which is producing much of its own product, and the absence of last year’s first half shipments of $598,000 of raw materials to an independent manufacturing facility. A description of the Company’s relationship with the facility can be found in Note Q to the Company’s Consolidated Financial Statements for the year ended December 31, 2012 on Form 10-K. These decreases were offset in part by an increase in shipments to other customers.

Housewares/Small Appliance gross profit increased $199,000 from $8,832,000 to $9,031,000, or 2%, reflecting the increase in sales mentioned above. Defense gross profit decreased $6,190,000 from $29,724,000 to $23,534,000, or 21%, which was primarily attributable to the decrease in sales mentioned above. Absorbent Products gross profit increased $665,000 from $1,390,000 to $2,055,000, or 48%, primarily reflecting the absence of the prior year’s deferral of revenue recognition on the sale of raw materials to the independent manufacturing facility mentioned above. Also contributing to the increase were lower freight costs and an insurance settlement of $553,000. These increases were partially offset by the decrease in sales mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment increased by $143,000, primarily reflecting changes in various accrued reserve levels. Defense segment selling and general expenses increased by $543,000, primarily reflecting increased legal fees stemming from the acquisition of DSE, Inc., which is described in Note H to the Company’s Consolidated Financial Statements included in Part I of this Form 10-Q, and $333,000 of amortization expense related to the intangible assets stemming from the acquisition of a less than lethal manufacturing facility. The acquisition is more fully described in the Company’s 2012 annual report on Form 10-K. Absorbent Products selling and general expenses decreased by $1,373,000, reflecting a decrease in the provision for bad debts, primarily pertaining to the independent manufacturing facility mentioned above, and a decrease in expenses classified as administrative that related to the royalty arrangement with the same facility.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $4,782,000 from $28,314,000 to $23,532,000. The provision for income taxes decreased from $10,267,000 to $8,377,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $2,892,000 from $18,047,000 to $15,155,000, or 16%.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,113,000 and $36,965,000 for the six months ended June 30, 2013 and July 1, 2012, respectively. The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2013 were net earnings of $15,155,000; increases in inventory levels and deposits made with raw material suppliers included in other current assets, partially offset by a decrease in accounts receivable levels stemming from cash collections on customer sales, and a net decrease in payable and accrual levels. Of particular note during the first six months of 2012 were net earnings of $18,047,000; a decrease in accounts receivable levels stemming from cash collections on customer sales; and a decrease in inventory levels, partially offset by decreases in payable and accrual levels.

Net cash used in investing activities was $2,918,000 during the first six months of 2013 compared to $15,322,000 used in investing activities during the first six months of 2012. The change in investing activity cash flow is primarily attributable to a net increase in proceeds from marketable securities activity, and to a lesser extent, a decrease in notes issued, partially offset by an increase in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first six months of 2013 and 2012 primarily differed as a result of an accelerated payment made in late December 2012 of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rates that would be in effect in 2013. In contrast, the annual 2012 dividend was made during the first quarter of 2012.

Working capital increased by $6,548,000 during the first six months of 2013 to $221,329,000 at June 30, 2013 for the reasons stated above. The Company’s current ratio was 4.9 to 1.0 at June 30, 2013 and 4.8 to 1.0 at December 31, 2012.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first six months of 2013 were lower than those in the first six months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced. The lower yields served to decrease interest income. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.4 years. Accordingly, the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of June 30, 2013. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: August 9, 2013

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

101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.