Form 10-Q
period 2013-09-29
NATIONAL PRESTO INDUSTRIES INC
filed 2013-11-08
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 2013

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
Yes ☐ No ☒

There were 6,900,420 shares of the Issuer’s Common Stock outstanding as of November 1, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 2013 and December 31, 2012
(Unaudited)
(Dollars in thousands)

	2013		2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$46,388		$37,437

Marketable securities		44,321		55,586

Accounts receivable, net		61,376		76,443

Inventories:
Finished goods	$56,779		$33,851

Work in process	46,299		40,340

Raw materials	8,165	111,243	9,173	83,364

Deferred tax assets		8,906		8,906

Other current assets		12,561		9,018

Total current assets		284,795		270,754

PROPERTY, PLANT AND EQUIPMENT	141,282		123,418

Less allowance for depreciation	67,607	73,675	61,553	61,865

GOODWILL & OTHER INTANGIBLES		17,222		17,722

NOTE RECEIVABLE		3,664		3,571

		$379,356		$353,912

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 2013 and December 31, 2012
(Unaudited)
(Dollars in thousands)

	2013		2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$40,720		$39,077

Federal and state income taxes		1,053		1,642

Accrued liabilities		15,081		15,254

Total current liabilities		56,854		55,973

DEFERRED INCOME TAXES		7,353		7,368

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	4,780		4,472

Retained earnings	319,812		295,643

Accumulated other comprehensive income	26		53

	332,059		307,609

Treasury stock, at cost	16,910		17,038

Total stockholders’ equity		315,149		290,571

		$379,356		$353,912

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 29, 2013 and September 30, 2012
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Net sales	$100,612	$116,813	$285,198	$330,700

Cost of sales	80,962	93,906	230,928	267,847

Gross profit	19,650	22,907	54,270	62,853

Selling and general expenses	5,794	8,058	17,237	20,188

Operating profit	13,856	14,849	37,033	42,665

Other income	153	231	508	729

Earnings before provision for income taxes	14,009	15,080	37,541	43,394

Income tax provision	4,994	5,679	13,371	15,946
Net earnings	$9,015	$9,401	$24,170	$27,448

Weighted average shares outstanding:
Basic and diluted	6,907	6,891	6,905	6,888

Net earnings per share:
Basic and diluted	$1.31	$1.36	$3.50	$3.98

Comprehensive income:

Net earnings	$9,015	$9,401	$24,170	$27,448

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	7	1	27	15
Comprehensive income	$9,008	$9,400	$24,143	$27,433

Cash dividends declared and paid per common share	$0.00	$0.00	$0.00	$6.00

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 29, 2013 and September 30, 2012
(Unaudited)
(Dollars in thousands)

	2013	2012
Cash flows from operating activities:
Net earnings	$24,170	$27,448
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	6,241	7,568
Intangibles amortization	500	—
Provision for doubtful accounts	319	3,340
Other	260	766
Changes in:
Accounts receivable	14,781	707
Inventories	(27,879)	(6,969)
Other current assets	(3,543)	5,743
Accounts payable and accrued liabilities	1,507	(2,252)
Federal and state income taxes	(580)	(1,784)
Net cash provided by operating activities	15,776	34,567

Cash flows from investing activities:
Marketable securities purchased	(6,151)	(18,285)
Marketable securities - maturities and sales	17,373	24,466
Acquisition of property, plant and equipment	(18,055)	(9,931)
Notes issued	—	(3,500)
Acquisition of business	—	(246)
Sale of property, plant and equipment	8	7
Net cash used in investing activities	(6,825)	(7,489)

Cash flows from financing activities:
Dividends paid	—	(41,292)
Other	—	357
Net cash used in financing activities	—	(40,935)

Net decrease in cash and cash equivalents	8,951	(13,857)
Cash and cash equivalents at beginning of period	37,437	73,995
Cash and cash equivalents at end of period	$46,388	$60,138

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended September 29, 2013
External net sales	$29,394	$52,453	$18,765	$100,612
Gross profit	6,731	12,922	(3)	19,650
Operating profit	4,104	10,380	(628)	13,856
Total assets	202,866	115,437	61,053	379,356
Depreciation and amortization	260	520	1,447	2,227
Capital expenditures	164	2,519	1,947	4,630

Quarter ended September 30, 2012
External net sales	$36,545	$58,856	$21,412	$116,813
Gross profit	7,426	14,456	1,025	22,907
Operating profit	4,226	12,553	(1,930)	14,849
Total assets	222,946	106,556	65,351	394,853
Depreciation	277	791	1,512	2,580
Capital expenditures	286	1,964	838	3,088

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Nine Months ended September 29, 2013
External net sales	$78,772	$149,920	$56,506	$285,198
Gross profit	15,762	36,456	2,052	54,270
Operating profit	7,474	29,153	406	37,033
Total assets	202,866	115,437	61,053	379,356
Depreciation and amortization	817	1,741	4,183	6,741
Capital expenditures	442	8,817	8,796	18,055

Nine Months ended September 30, 2012
External net sales	$84,608	$182,145	$63,947	$330,700
Gross profit	16,258	44,180	2,415	62,853
Operating profit	7,540	38,059	(2,934)	42,665
Total assets	222,946	106,556	65,351	394,853
Depreciation	801	2,388	4,379	7,568
Capital expenditures	951	2,165	6,815	9,931

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

At September 29, 2013 and December 31, 2012, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the three months ended September 29, 2013.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 29, 2013
Tax-exempt Municipal Bonds	$23,591	$23,630	$42	$3
Variable Rate Demand Notes	20,691	20,691	—	—
Total Marketable Securities	$44,282	$44,321	$42	$3

December 31, 2012
Tax-exempt Municipal Bonds	$24,412	$24,494	$94	$12
Variable Rate Demand Notes	31,092	31,092	—	—
Total Marketable Securities	$55,504	$55,586	$94	$12

Proceeds from maturities and sales of available-for-sale securities totaled $723,000 and $14,211,000 for the three month periods ended September 29, 2013 and September 30, 2012, and totaled $17,373,000 and $24,466,000 for the nine month periods then ended, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized losses included in other comprehensive income, were $12,000 and $2,000 before taxes for the three month periods ended September 29, 2013 and September 30, 2012, and were $42,000 and $24,000 before taxes for the nine month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at September 29, 2013 are as follows: $13,679,000 within one year; $12,740,000 beyond one year to five years; $5,263,000 beyond five years to ten years, and $12,639,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – COMMITMENTS AND CONTINGENCIES
The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE H – SUBSEQUENT EVENT
On November 7, 2013, AMTEC Corporation, a wholly-owned subsidiary of the Company, purchased substantially all of the assets of DSE, Inc. (“DSE”), a defense contractor that manufactures and sells 40MM ammunitions to the U.S. Government. The purchase price was $47.1 million.

The fair value of the assets acquired and liabilities assumed as of the date of acquisition will be recorded in the Company’s consolidated financial statements.  Because the valuation of the assets acquired and liabilities assumed had not been completed as of the date of the issuance of the Company’s consolidated financial statements, it was not possible to reasonably estimate the nature and amount of any potential goodwill or the value of identifiable intangible assets.

Assets acquired include inventory, equipment, and contract backlog. The latter is approximately $187 million and is scheduled for production and shipment during the next 36 months.

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

Comparison of Third Quarter 2013 and 2012

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended September 29, 2013 and September 30, 2012.

On a consolidated basis, sales decreased by $16,201,000 (14%), gross profit decreased by $3,257,000 (14%), selling and general expenses decreased by $2,264,000 (28%), and other income decreased by $78,000 (34%). Earnings before the provision for income taxes decreased by $1,071,000 (7%), as did net earnings by $386,000 (4%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $7,151,000 from $36,545,000 to $29,394,000, or 20%, primarily reflecting a decrease in shipments. Defense net sales decreased by $6,403,000 from $58,856,000 to $52,453,000, or 11%, primarily reflecting a decrease in unit shipments to prime contractors from its cartridge case and loading plant facilities. Absorbent Products net sales decreased by $2,647,000 from $21,412,000 to $18,765,000, or 12%, and was primarily attributable to a $4,229,000 reduction of shipments to one of the segment’s major customers, which is producing much of its own product, offset in part by an increase in shipments to other customers. The balance of the decrease was attributable to a decrease in prices.

Housewares/Small Appliance gross profit decreased $695,000 from $7,426,000 to $6,731,000, or 9%, primarily reflecting the decrease in sales mentioned above, approximately half of which was offset by lower product and freight costs. Defense gross profit decreased $1,534,000 from $14,456,000 to $12,922,000, or 11%, primarily attributable to the decrease in sales mentioned above. Absorbent Products gross profit decreased $1,028,000 from $1,025,000 to a loss of $3,000, reflecting the decrease in sales mentioned above and the inefficiencies accompanying the sales decline and costs incident to the acquisition of new capital equipment. These decreases were partially offset by the absence of the prior year’s deferral of revenue recognition on the sale of raw materials to an independent manufacturing facility. A description of the Company’s relationship with the facility can be found in Note Q to the Company’s Consolidated Financial Statements for the year ended December 31, 2012 on form 10-K.

Selling and general expenses for the Housewares/Small Appliance segment decreased by $573,000, primarily reflecting the absence of an unfavorable adjustment to the self-insured product liability reserve, partially offset by increases in employee compensation and benefit cost accruals. Defense segment selling and general expenses increased by $639,000, primarily reflecting increased legal fees stemming from the ongoing offer to acquire the assets of DSE, Inc., which is described in Note H to the Company’s Consolidated Financial Statements included in Part I of this Form 10-Q, an increase of amortization expense related to the intangible assets stemming from the acquisition of a less than lethal manufacturing facility, and an increase in its bad debt reserves. The acquisition is more fully described in the Company’s 2012 annual report on Form 10-K. Absorbent Products selling and general expenses decreased by $2,330,000, reflecting a decrease in the provision for bad debts pertaining to the independent manufacturing facility mentioned above, and a decrease in expenses classified as administrative that related to the royalty arrangement with the same facility.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $1,071,000 from $15,080,000 to $14,009,000. The provision for income taxes decreased from $5,679,000 to $4,994,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $386,000 from $9,401,000 to $9,015,000, or 4%.

Comparison of First Nine Months 2013 and 2012

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended September 29, 2013 and September 30, 2012.

On a consolidated basis, sales decreased by $45,502,000 (14%), gross profit decreased by $8,583,000 (14%), selling and general expenses decreased by $2,951,000 (15%), and other income decreased by $221,000 (30%). Earnings before the provision for income taxes decreased by $5,853,000 (14%), as did net earnings by $3,278,000 (12%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $5,836,000 from $84,608,000 to $78,772,000, or 7%, primarily reflecting a decrease in shipments. Defense net sales decreased by $32,225,000 from $182,145,000 to $149,920,000, or 18%, primarily reflecting a decrease in unit shipments. Absorbent Products net sales decreased by $7,441,000 from $63,947,000 to $56,506,000, or 12%, and was primarily attributable to a $10,202,000 reduction of shipments to one of the segment’s major customers, which is producing much of its own product, and the absence of last year’s shipments of $598,000 of raw materials to an independent manufacturing facility, offset in part by an increase in shipments to other customers. A description of the Company’s relationship with the facility can be found in Note Q to the Company’s Consolidated Financial Statements for the year ended December 31, 2012 on Form 10-K. The balance of the decrease was attributable to a decrease in prices.

Housewares/Small Appliance gross profit decreased $496,000 from $16,258,000 to $15,762,000, or 3%, primarily reflecting the decrease in sales mentioned above, approximately half of which was offset by lower product and freight costs. Defense gross profit decreased $7,724,000 from $44,180,000 to $36,456,000, or 18%, which was primarily attributable to the decrease in sales mentioned above. Absorbent Products gross profit decreased $363,000 from $2,415,000 to $2,052,000, or 15%, reflecting the decrease in sales mentioned above and inefficiencies accompanying the sales decline and the acquisition and installation of new capital equipment. These decreases were partially offset by lower freight costs, an insurance settlement of $553,000, and the absence of the prior year’s deferral of revenue recognition on the sale of raw materials of $948,000 to the independent manufacturing facility mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment decreased by $430,000, primarily reflecting differences in adjustments to self-insured product liability and employee benefit cost reserves. Defense segment selling and general expenses increased by $1,182,000. The increase was in part due to the $500,000 of amortization expense related to the intangible assets stemming from the acquisition of a less than lethal manufacturing facility. The acquisition is more fully described in the Company’s 2012 annual report on Form 10-K. The balance of the increase stems primarily from increased legal fees from the ongoing offer to acquire the assets of DSE, Inc., which is described in Note H to the Company’s Consolidated Financial Statements included in Part I of this Form 10-Q, and an increase in bad debt reserves. Absorbent Products selling and general expenses decreased by $3,703,000, reflecting a decrease in the provision for bad debts, primarily pertaining to the independent manufacturing facility mentioned above, and a decrease in expenses classified as administrative that related to the royalty arrangement with the same facility.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $5,853,000 from $43,394,000 to $37,541,000. The provision for income taxes decreased from $15,946,000 to $13,371,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $3,278,000 from $27,448,000 to $24,170,000, or 12%.

Liquidity and Capital Resources

Net cash provided by operating activities was $15,776,000 and $34,567,000 for the nine months ended September 29, 2013 and September 30, 2012, respectively. The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2013 were net earnings of $24,170,000; a decrease in accounts receivable levels stemming from cash collections on customer sales; and a net increase in payable and accrual levels; partially offset by increases in inventory levels and deposits made with raw material suppliers included in other current assets. Of particular note during the first nine months of 2012 were net earnings of $27,448,000; a decrease in deposits made with raw material suppliers included in other current assets; partially offset by an increase in inventory levels and a decrease in payable and accrual levels.

Net cash used in investing activities was $6,825,000 during the first nine months of 2013 compared to $7,489,000 used in investing activities during the first nine months of 2012. The change in investing activity cash flow is primarily attributable to a net increase in proceeds from marketable securities activity, and to a lesser extent, a decrease in notes issued, partially offset by an increase in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first nine months of 2013 and 2012 primarily differed as a result of an accelerated payment made in late December 2012 of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rates that would be in effect in 2013. In contrast, the annual 2012 dividend was made during the first quarter of 2012.

Working capital increased by $13,160,000 during the first nine months of 2013 to $227,941,000 at September 29, 2013 for the reasons stated above. The Company’s current ratio was 5.0 to 1.0 at September 29, 2013 and 4.8 to 1.0 at December 31, 2012.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and continue to make capital investments in these segments as well as further acquisitions if the appropriate return on investment is projected. The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill, which is tested for impairment on an annual basis in the fourth quarter. The goodwill, intangible assets, and liability for contingent consideration related to the acquisition of the less than lethal manufacturing facility mentioned above may be adjusted as a result of the annual testing analysis.

The Company has substantial liquidity in the form of cash and short-term maturity marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund growth through acquisitions and other means. The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings. Comparative yields during the first nine months of 2013 were lower than those in the first nine months of the preceding year, reflecting an increase in lower yielding instruments in the Company’s investment holdings as higher yielding instruments have matured and been replaced. The lower yields served to decrease interest income. The interest rate environment is a function of national and international monetary policies as well as the growth and inflation rates of the U.S. and foreign economies and is not controllable by the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of September 29, 2013. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended September 29, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: November 8, 2013

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

101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended September 29, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.