Form 10-Q
period 2014-03-30
NATIONAL PRESTO INDUSTRIES INC
filed 2014-05-09
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 30, 2014

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
Yes ☐ No ☒

There were 6,909,333 shares of the Issuer’s Common Stock outstanding as of May 1, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 30, 2014 and December 31, 2013
(Unaudited)
(Dollars in thousands)

	2014		2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$7,970		$22,953

Marketable securities		27,707		36,404

Accounts receivable, net		62,754		84,322

Inventories:
Finished goods	$36,119		$36,078

Work in process	50,084		49,690

Raw materials	9,396		6,746

Supplies	15	95,614	—	92,514

Deferred tax assets		8,083		8,083

Income tax receivable		1,504		213

Other current assets		19,609		19,584

Total current assets		223,241		264,073

PROPERTY, PLANT AND EQUIPMENT	164,193		155,872

Less allowance for depreciation	68,574	95,619	66,283	89,589

GOODWILL		11,485		11,485

INTANGIBLE ASSETS, net		22,254		24,698

NOTE RECEIVABLE		3,725		3,695

		$356,324		$393,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 30, 2014 and December 31, 2013
(Unaudited)
(Dollars in thousands)

	2014		2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$31,573		$38,323

Accrued liabilities		15,266		15,907

Total current liabilities		46,839		54,230

DEFERRED INCOME TAXES		6,761		6,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	5,287		4,998

Retained earnings	306,631		336,895

Accumulated other comprehensive income	12		8

	319,371		349,342

Treasury stock, at cost	16,647		16,791

Total stockholders’ equity		302,724		332,551

		$356,324		$393,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 30, 2014 and March 31, 2013
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	2014	2013
Net sales	$86,554	$83,190

Cost of sales	70,834	66,981

Gross profit	15,720	16,209

Selling and general expenses	6,295	5,684

Intangibles amortization	2,443	167

Operating profit	6,982	10,358

Other income	164	208

Earnings before provision for income taxes	7,146	10,566

Income tax provision	2,456	3,712
Net earnings	$4,690	$6,854

Weighted average shares outstanding:
Basic and diluted	6,921	6,903

Net earnings per share:
Basic and diluted	$0.68	$0.99

Comprehensive income:

Net earnings	$4,690	$6,854

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	4	8
Comprehensive income	$4,694	$6,862

Cash dividends declared and paid per common share*	$5.05	$0.00

* An accelerated payment was made in late December 2012 of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rates that would be in effect for 2013. In contrast, the annual 2014 dividend payment was made during the first quarter of 2014.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 30, 2014 and March 31, 2013
(Unaudited)
(Dollars in thousands)

	2014	2013
Cash flows from operating activities:
Net earnings	$4,690	$6,854
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition related assets:
Provision for depreciation	2,337	2,114
Intangibles amortization	2,443	167
Provision for doubtful accounts	180	56
Other	32	109
Changes in:
Accounts receivable	22,886	25,914
Inventories	1,597	(13,513)
Other current assets	3	(6,835)
Accounts payable and accrued liabilities	(8,402)	(5,088)
Federal and state income taxes	(1,293)	1,043
Net cash provided by operating activities	24,473	10,821

Cash flows from investing activities:
Marketable securities purchased	(1,208)	(1,709)
Marketable securities - maturities and sales	9,912	2,264
Acquisition of property, plant and equipment	(3,868)	(5,769)
Acquisition of businesses, net of cash acquired	(10,000)	—
Sale of property, plant and equipment	300	3
Net cash used in investing activities	(4,864)	(5,211)

Cash flows from financing activities:
Dividends paid	(34,954)	—
Other	362	—
Net cash used in financing activities	(34,592)	—

Net increase (decrease) in cash and cash equivalents	(14,983)	5,610
Cash and cash equivalents at beginning of period	22,953	37,437
Cash and cash equivalents at end of period	$7,970	$43,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods. The condensed consolidated balance sheet as of December 31, 2013 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2013 Annual Report on Form 10-K. Interim results for the period are not indicative of those for the year.

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended March 30, 2014
External net sales	$19,363	$48,289	$18,902	$86,554
Gross profit	3,789	11,305	626	15,720
Operating profit	944	6,027	11	6,982
Total assets	125,828	164,334	66,162	356,324
Depreciation and amortization	242	3,108	1,431	4,781
Capital expenditures	164	602	3,102	3,868

Quarter ended March 31, 2013
External net sales	$24,889	$38,951	$19,350	$83,190
Gross profit	4,457	10,066	1,686	16,209
Operating profit	1,558	7,665	1,135	10,358
Total assets	188,776	108,200	59,955	356,931
Depreciation and amortization	282	681	1,318	2,281
Capital expenditures	114	1,583	4,072	5,769

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

At March 30, 2014 and December 31, 2013, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the three months ended March 30, 2014.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 30, 2014
Tax-exempt Municipal Bonds	$15,000	$15,018	$21	$3
Variable Rate Demand Notes	12,689	12,689	—	—
Total Marketable Securities	$27,689	$27,707	$21	$3

December 31, 2013
Tax-exempt Municipal Bonds	$20,813	$20,825	$18	$6
Variable Rate Demand Notes	15,579	15,579	—	—
Total Marketable Securities	$36,392	$36,404	$18	$6

Proceeds from maturities and sales of available-for-sale securities totaled $9,912,000 and $2,264,000 for the three month periods ended March 30, 2014 and March 31, 2013, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized gains included in other comprehensive income, were $7,000 and $12,000 before taxes for the three month periods ended March 30, 2014 and March 31, 2013, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at March 30, 2014 are as follows: $12,773,000 within one year; $3,330,000 beyond one year to five years; $4,822,000 beyond five years to ten years, and $6,782,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE H – BUSINESS ACQUISITION

On January 24, 2014, AMTEC Corporation, a wholly-owned subsidiary of the Company, purchased substantially all of the assets of Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC. The Clear Lake facility is a manufacturer of detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials. Its major customers include U.S. and foreign government agencies, AMTEC Corporation, and other defense contractors. The acquisition of the Clear Lake facility will serve to complement the Defense segment’s existing line of products. The total consideration transferred was $10,534,000, consisting of $10,000,000 of cash paid at closing, and an additional cash payment of $534,000, which was made subsequent to March 30, 2014.

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities. The following table shows the amounts recorded as of the acquisition date.

(in thousands)

Receivables	$1,498
Inventory	4,697
Other current assets	28
Property, plant and equipment	4,800
Total assets acquired	11,023
Less: Current liabilities assumed	489
Net assets acquired	$10,534

The amounts shown above represent the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change as the valuation process is not complete. Final determination of the fair values may result in adjustments to the amounts presented. The Company expects to finalize the accounting for the acquisition during the second quarter of 2014. The amount shown above for receivables represents the gross accounts receivable from the sales of goods, net of an allowance for doubtful accounts of $20,000.

The Company’s results of operations includes revenue of $2,015,000 and earnings of $155,000 of the acquired facility since the date of acquisition. The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2013.

	(unaudited)
	(in thousands, except per share data)
	Quarter Ended March 30, 2014	Quarter Ended March 31, 2013

Net sales	$87,189	$87,321
Net earnings	4,410	6,982

Net earnings per share (basic and diluted)	$0.64	$1.01
Weighted average shares outstanding (basic and diluted)	6,921	6,903

The unaudited pro forma financial information presented above is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and is not indicative of what the Company’s actual results of operations would have been had the acquisitions been completed at the beginning of the periods indicated above. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2013 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 20, 2014, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues; work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts; failure of subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings.

Comparison of First Quarter 2014 and 2013

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended March 30, 2014 and March 31, 2013.

On a consolidated basis, sales increased by $3,364,000 (4%), gross profit decreased by $489,000 (3%), selling and general expenses increased by $611,000 (11%), intangibles amortization increased by $2,276,000 (1,363%) and other income decreased by $44,000 (21%). Earnings before the provision for income taxes decreased by $3,420,000 (32%), as did net earnings by $2,164,000 (32%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $5,526,000 from $24,889,000 to $19,363,000, or 22%, primarily reflecting a decrease in shipments. Defense net sales increased by $9,338,000 from $38,951,000 to $48,289,000, or 24%, primarily related to shipments from the backlog acquired during the 2013 acquisition of assets from DSE, Inc., the segment’s 40MM ammunition competitor. The asset acquisition is described in Note Q to the Company’s 2013 Consolidated Financial Statements on Form 10-K. This increase was partially offset by a decline in the manufacture and shipment of cartridge cases at the segment’s Amron division, as a result of U.S. defense cutbacks. Absorbent Products net sales decreased by $448,000 from $19,350,000 to $18,902,000, or 2%, and was primarily attributable to a reduction of shipments to the segment’s once major customer (which opened its own facility in late 2011), largely offset by increased shipments to other customers.

Housewares/Small Appliance gross profit decreased $668,000 from $4,457,000 to $3,789,000, or 15%, primarily reflecting the decrease in sales mentioned above, approximately 37% of which was offset by an adjustment to the warranty accrual. Defense gross profit increased $1,239,000 from $10,066,000 to $11,305,000, or 12%, primarily attributable to the increase in sales mentioned above. Absorbent Products gross profit decreased $1,060,000 from $1,686,000 to $626,000, primarily reflecting the decrease in sales mentioned above, increased material costs, and the absence of the prior year’s insurance settlement of $553,000.

Selling and general expenses for the Housewares/Small Appliance and the Absorbent Products segments were essentially flat. Defense segment selling and general expenses increased by $601,000, primarily reflecting increased employee compensation and benefit costs, an increase in bad debt reserves, and ongoing operational costs associated with the acquisition of substantially all of the assets from Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and the real property owned by Technical Ordnance Realty, LLC. The acquisition is more fully described in Note H to the Consolidated Financial Statements included in Part I of this Form 10-Q.

Intangibles amortization increased by $2,276,000, primarily reflecting the write down of the customer contract intangible of $21,690,000, corresponding to the quarter’s shipment of a portion of the backlog acquired from DSE, Inc., one of the Company’s competitors in the Defense segment mentioned above.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $3,420,000 from $10,566,000 to $7,146,000. The provision for income taxes decreased from $3,712,000 to $2,456,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $2,164,000 from $6,854,000 to $4,690,000, or 32%.

Liquidity and Capital Resources

Net cash provided by operating activities was $24,473,000 and $10,821,000 for the three months ended March 30, 2014 and March 31, 2013, respectively. The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2014 were net earnings of $4,690,000; a decrease in accounts receivable levels stemming from cash collections on customer sales; a decrease in inventory levels; partially offset by a decrease in payable and accrual levels. Of particular note during the first three months of 2013 were net earnings of $6,854,000; a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by increases in inventory levels and deposits made with raw material suppliers included in other current assets; and a net decrease in payable and accrual levels.

Net cash used in investing activities was $4,864,000 during the first three months of 2014 compared to $5,211,000 used in investing activities during the first three months of 2013. The change in investing activity cash flow is primarily attributable to the acquisition of substantially all of the assets from Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and the real property owned by Technical Ordnance Realty, LLC mentioned above; an increase in net proceeds from marketable securities activity; and a decrease in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first three months of 2014 and 2013 primarily differed as a result of an accelerated payment made in late December 2012 of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rates that would be in effect in 2013. In contrast, the annual 2014 dividend payment was made during the first quarter of 2014.

Working capital decreased by $33,441,000 during the first three months of 2014 to $176,402,000 at March 30, 2014 for the reasons stated above. The Company’s current ratio was 4.8 to 1.0 at March 30, 2014 and 4.9 to 1.0 at December 31, 2013.

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

Self-Insured Product Liability and Health Insurance
The Company is subject to product liability claims in the normal course of business and is self-insured for health care costs, although it does carry stop loss and other insurance to cover claims once a health care claim reachs a specified threshold. The Company’s insurance coverage varies from policy year to policy year, and there are typically limits on all types of insurance coverage, which also vary from policy year to policy year. Accordingly, the Company records an accrual for known claims and incurred but not reported claims, including an estimate for related legal fees in the Company’s consolidated financial statements. The Company utilizes historical trends and other analysis to assist in determining the appropriate accrual. There are no known claims that would have a material adverse impact on the Company beyond the reserve levels that have been accrued and recorded on the Company’s books and records. An increase in the number or magnitude of claims could have a material impact on the Company’s financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts. The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 0.8 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of March 30, 2014. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: May 9, 2014

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

101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.