Form 10-Q/A
period 2014-03-30
NATIONAL PRESTO INDUSTRIES INC
filed 2014-05-14
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

NATIONAL PRESTO INDUSTRIES, INC.
EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10–Q/A to National Presto Industries, Inc.’s quarterly report on Form 10–Q for the quarter ended March 30, 2014, filed with the Securities and Exchange Commission on May 9, 2014 (the “Form 10–Q”), is solely to furnish a revised Exhibit 101, eXtensible Business Reporting Language (“XBRL”) data files, to the Form 10–Q in accordance with Rule 405 of Regulation S–T. The revised Exhibit 101 contains certain data related to the Notes to the Consolidated Financial Statements that were omitted from the original filing, due to an apparent XBRL software or hardware malfunction.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in Amendment No. 1 to this Form 10-Q/A, in the Company’s 2013 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 20, 2014, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues; work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts; failure of subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings.

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

Selling and general expenses for the Housewares/Small Appliance and the Absorbent Products segments were essentially flat. Defense segment selling and general expenses increased by $601,000, primarily reflecting increased employee compensation and benefit costs, an increase in bad debt reserves, and ongoing operational costs associated with the acquisition of substantially all of the assets from Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and the real property owned by Technical Ordnance Realty, LLC. The acquisition is more fully described in Note H to the Consolidated Financial Statements included in Part I of Amendment No. 1 to this Form 10-Q/A.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to Amendment No. 1 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: May 14, 2014

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

101

The following financial information from National Presto Industries, Inc.’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to Amendment No. 1 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.