Form 10-Q
period 2014-06-29
NATIONAL PRESTO INDUSTRIES INC
filed 2014-08-08
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 29, 2014

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

Large accelerated filer	Accelerated filer	☒	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 6,911,560 shares of the Issuer’s Common Stock outstanding as of August 1, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 29, 2014 and December 31, 2013
(Unaudited)
(Dollars in thousands)

	2014		2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$20,021		$22,953

Marketable securities		23,230		36,404

Accounts receivable, net		42,985		84,322

Inventories:
Finished goods	$42,325		$36,078

Work in process	57,139		49,690

Raw materials	11,142		6,746

Supplies	73	110,679	—	92,514

Deferred tax assets		8,083		8,083

Income tax receivable		6,043		213

Other current assets		17,532		19,584

Total current assets		228,573		264,073

PROPERTY, PLANT AND EQUIPMENT	165,266		155,872

Less allowance for depreciation	70,937	94,329	66,283	89,589

GOODWILL		11,485		11,485

INTANGIBLE ASSETS, net		18,874		24,698

NOTE RECEIVABLE		3,756		3,695

		$357,017		$393,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 29, 2014 and December 31, 2013
(Unaudited)
(Dollars in thousands)

	2014		2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$26,945		$38,323

Accrued liabilities		16,135		15,907

Total current liabilities		43,080		54,230

DEFERRED INCOME TAXES		6,761		6,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	5,486		4,998

Retained earnings	310,802		336,895

Accumulated other comprehensive income	11		8

	323,740		349,342

Treasury stock, at cost	16,564		16,791

Total stockholders’ equity		307,176		332,551

		$357,017		$393,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 29, 2014 and June 30, 2013
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Net sales	$88,312	$101,396	$174,866	$184,586

Cost of sales	72,170	82,985	143,004	149,966

Gross profit	16,142	18,411	31,862	34,620

Selling and general expenses	6,440	5,426	12,735	11,110

Intangibles amortization	3,381	166	5,824	333

Operating profit	6,321	12,819	13,303	23,177

Other income	148	147	312	355

Earnings before provision for income taxes	6,469	12,966	13,615	23,532

Income tax provision	2,298	4,665	4,754	8,377

Net earnings	$4,171	$8,301	$8,861	$15,155

Weighted average shares outstanding:
Basic and diluted	6,929	6,905	6,925	6,904

Net earnings per share:
Basic and diluted	$0.60	$1.20	$1.28	$2.20

Comprehensive income:

Net earnings	$4,171	$8,301	$8,861	$15,155

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(1)	(28)	3	(20)

Comprehensive income	$4,170	$8,273	$8,864	$15,135

Cash dividends declared and paid per common share*	$0.00	$0.00	$5.05	$0.00

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

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 29, 2014 and June 30, 2013
(Unaudited)
(Dollars in thousands)

	2014	2013
Cash flows from operating activities:
Net earnings	$8,861	$15,155
Adjustments to reconcile net earnings to net
cash provided by operating activities, net of acquisition related assets:
Provision for depreciation	4,713	4,181
Intangibles amortization	5,824	333
Provision for doubtful accounts	360	86
Other	263	293
Changes in:
Accounts receivable	42,475	3,891
Inventories	(13,477)	(20,278)
Other current assets	2,080	(3,444)
Accounts payable and accrued liabilities	(11,606)	2,476
Federal and state income taxes	(5,826)	(1,580)
Net cash provided by operating activities	33,667	1,113

Cash flows from investing activities:
Marketable securities purchased	(1,208)	(6,151)
Marketable securities - maturities and sales	14,388	16,650
Acquisition of property, plant and equipment	(4,953)	(13,425)
Acquisition of businesses, net of cash acquired	(10,534)	—
Sale of property, plant and equipment	300	8
Net cash used in investing activities	(2,007)	(2,918)

Cash flows from financing activities:
Dividends paid	(34,954)	—
Other	362	—
Net cash used in financing activities	(34,592)	—

Net decrease in cash and cash equivalents	(2,932)	(1,805)
Cash and cash equivalents at beginning of period	22,953	37,437
Cash and cash equivalents at end of period	$20,021	$35,632

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended June 29, 2014
External net sales	$21,949	$50,367	$15,996	$88,312
Gross profit	4,408	13,200	(1,466)	16,142
Operating profit	1,438	7,019	(2,136)	6,321
Total assets	140,963	152,475	63,579	357,017
Depreciation and amortization	243	4,020	1,493	5,756
Capital expenditures	155	287	643	1,085

Quarter ended June 30, 2013
External net sales	$24,489	$58,516	$18,391	$101,396
Gross profit	4,574	13,468	369	18,411
Operating profit	1,812	11,108	(101)	12,819
Total assets	176,646	132,073	61,533	370,252
Depreciation and amortization	275	540	1,418	2,233
Capital expenditures	164	4,715	2,777	7,656

	(in thousands)
	Housewares/ Small Appliances	Defense Products	Absorbent Products	Total
Six Months ended June 29, 2014
External net sales	$41,312	$98,656	$34,898	$174,866
Gross profit	8,197	24,505	(840)	31,862
Operating profit	2,382	13,046	(2,125)	13,303
Total assets	140,963	152,475	63,579	357,017
Depreciation and amortization	485	7,128	2,924	10,537
Capital expenditures	319	889	3,745	4,953

Six Months ended June 30, 2013
External net sales	$49,378	$97,467	$37,741	$184,586
Gross profit	9,031	23,534	2,055	34,620
Operating profit	3,370	18,773	1,034	23,177
Total assets	176,646	132,073	61,533	370,252
Depreciation and amortization	557	1,221	2,736	4,514
Capital expenditures	278	6,298	6,849	13,425

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

At June 29, 2014 and December 31, 2013, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the six months ended June 29, 2014.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 29, 2014
Tax-exempt Municipal Bonds	$10,739	$10,756	$17	$—
Variable Rate Demand Notes	12,474	12,474	—	—
Total Marketable Securities	$23,213	$23,230	$17	$—

December 31, 2013
Tax-exempt Municipal Bonds	$20,813	$20,825	$18	$6
Variable Rate Demand Notes	15,579	15,579	—	—
Total Marketable Securities	$36,392	$36,404	$18	$6

Proceeds from maturities and sales of available-for-sale securities totaled $4,476,000 and $14,386,000 for the three month periods ended June 29, 2014 and June 30, 2013, and totaled $14,388,000 and $16,650,000 for the six months then ended, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized gains (losses) included in other comprehensive income were $(1,000) and $(43,000) before taxes for the three month periods ended June 29, 2014 and June 30, 2013, and were $5,000 and $(31,000) before taxes for the six month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at June 29, 2014 are as follows: $8,533,000 within one year; $3,193,000 beyond one year to five years; $4,823,000 beyond five years to ten years, and $6,681,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – COMMITMENTS AND CONTINGENCIES
The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE H – BUSINESS ACQUISITION
On January 24, 2014, AMTEC Corporation, a wholly-owned subsidiary of the Company, purchased substantially all of the assets of Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC. The Clear Lake facility is a manufacturer of detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials. Its major customers include U.S. and foreign government agencies, AMTEC Corporation, and other defense contractors. The acquisition of the Clear Lake facility will serve to complement the Defense segment’s existing line of products. The total consideration transferred was $10,534,000, consisting of $10,000,000 of cash paid at closing, and an additional cash payment of $534,000, which was made during the second quarter of 2014.

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities. The following table shows the amounts recorded as of the acquisition date. The allocation differs from what was previously reported due to a final true up during the second quarter of 2014, the amount of which was not significant.

(in thousands)

Receivables	$1,498
Inventory	4,688
Other current assets	28
Property, plant and equipment	4,800
Total assets acquired	11,014
Less: Current liabilities assumed	480
Net assets acquired	$10,534

The amount shown above for receivables represents the gross accounts receivable from the sales of goods, net of an allowance for doubtful accounts of $20,000.

The Company’s results of operations for the second quarter of 2014 includes revenue of $3,992,000 and earnings of $550,000 from the acquired facility, and revenue of $6,007,000 and earnings of $705,000 from the acquired facility from the date of acquisition through June 29, 2014. The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2013.

	(unaudited)
	(in thousands, except per share data)
	Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net sales	$88,312	$106,380	$175,501	$193,701
Net earnings	4,171	8,368	8,581	15,350

Net earnings per share (basic and diluted)	$0.60	$1.21	$1.24	$2.22
Weighted average shares outstanding (basic and diluted)	6,929	6,905	6,925	6,904

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

NOTE I – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2013 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 20, 2014, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to consolidated financial statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production from machine issues; work or labor disruptions stemming from a unionized work force; changes in government requirements and funding of government contracts; failure of subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings.

Comparison of Second Quarter 2014 and 2013

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended June 29, 2014 and June 30, 2013.

On a consolidated basis, sales decreased by $13,084,000 (13%), gross profit decreased by $2,269,000 (12%), selling and general expenses increased by $1,014,000 (19%), intangibles amortization increased by $3,215,000 (1,937%) and other income increased by $1,000 (1%). Earnings before the provision for income taxes decreased by $6,497,000 (50%), as did net earnings by $4,130,000 (50%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $2,540,000 from $24,489,000 to $21,949,000, or 10%, primarily reflecting a decrease in shipments. Defense net sales decreased by $8,149,000 from $58,516,000 to $50,367,000, or 14%, primarily related to reduced shipments of 40mm ammunition and cartridge cases. Absorbent Products net sales decreased by $2,395,000 from $18,391,000 to $15,996,000, or 13%, and was largely attributable to a reduction of shipments due to the ongoing shift in the segment’s customer base.

Housewares/Small Appliance and Defense segments’ gross profits were essentially flat. Absorbent Products gross profit decreased $1,835,000 from a $369,000 profit to a $1,466,000 loss, primarily reflecting the decrease in sales mentioned above, increased material costs, and costs associated with the installation and startup of new capital equipment.

Selling and general expenses for the Housewares/Small Appliance segment increased $208,000, primarily reflecting increased benefit and self insurance accruals. Defense segment selling and general expenses increased by $606,000, primarily reflecting ongoing operational costs associated with the acquisition of substantially all of the assets from Chemring Energetic Devices, Inc.’s business, as described in Note H to the Consolidated Financial Statements in Part I of this Form 10-Q (“Tech Ord”), and increased employee compensation and benefit costs. Absorbent Products segment selling and general expenses increased $200,000, primarily reflecting the absence of the prior period’s favorable adjustments to the segment’s provision for bad debts and expenses classified as administrative that related to a royalty arrangement with an independent manufacturing facility. A description of the Company’s relationship with the facility can be found in Note S to the Company’s Consolidated Financial Statements for the year ended December 31, 2013 on Form 10-K.

Intangibles amortization increased by $3,215,000, primarily reflecting the amortization of the customer contract intangible asset corresponding to the quarter’s shipment of a portion of the backlog acquired from DSE, Inc., one of the Company’s competitors in the Defense segment. The asset acquisition is described in Note Q to the Company’s 2013 Consolidated Financial Statements on Form 10-K. For the quarter ended June 29, 2014, the Company recorded amortization expense of $3,179,000 associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $6,497,000 from $12,966,000 to $6,469,000. The provision for income taxes decreased from $4,665,000 to $2,298,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $4,130,000 from $8,301,000 to $4,171,000, or 50%.

Comparison of First Six Months 2014 and 2013

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended June 29, 2014 and June 30, 2013.

On a consolidated basis, sales decreased by $9,720,000 (5%), gross profit decreased by $2,758,000 (8%), selling and general expenses increased by $1,625,000 (15%), intangibles amortization increased by $5,491,000 (1,649%) and other income decreased by $43,000 (12%). Earnings before the provision for income taxes decreased by $9,917,000 (42%), as did net earnings by $6,294,000 (42%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $8,066,000 from $49,378,000 to $41,312,000, or 16%, primarily reflecting a decrease in shipments. Defense net sales increased by $1,189,000 from $97,467,000 to $98,656,000, or 1%, reflecting increases in unit sales of non 40mm ammunition, offset by decreases in sales of 40mm ammunition and cartridge cases. Absorbent Products net sales decreased by $2,843,000 from $37,741,000 to $34,898,000, or 8%, and was largely attributable to the ongoing shift in the segment’s customer base.

Housewares/Small Appliance gross profit decreased $834,000 from $9,031,000 to $8,197,000, or 9%, primarily reflecting the decrease in sales mentioned above, offset in part by an adjustment to the warranty accrual. Defense gross profit increased $971,000 from $23,534,000 to $24,505,000, or 4%, primarily attributable to the increase in sales mentioned above, augmented by an improved product mix. Absorbent Products gross profit decreased $2,895,000 from a $2,055,000 profit to an $840,000 loss, primarily reflecting the decrease in sales mentioned above, increased material costs, cost associated with the installation of new capital equipment, and the absence of the prior year’s insurance settlement of $553,000.

Selling and general expenses for the Housewares/Small Appliance segment increased $154,000, primarily reflecting increased benefits cost and self insurance accruals. Defense segment selling and general expenses increased by $1,207,000, primarily reflecting ongoing operational costs associated with the acquisition of Tech Ord mentioned above and increased employee compensation and benefits costs. Absorbent Products segment selling and general expenses increased $264,000, primarily reflecting the absence of the prior period’s favorable adjustments to the segment’s expenses classified as administrative that related to a royalty arrangement with an independent manufacturing facility. A description of the Company’s relationship with the facility can be found in Note S to the Company’s Consolidated Financial Statements for the year ended December 31, 2013 on Form 10-K.

Intangibles amortization increased by $5,491,000, primarily reflecting the amortization of the customer contract intangible asset corresponding to the first six months’ shipment of a portion of the backlog acquired from DSE, Inc., one of the Company’s competitors in the Defense segment. The asset acquisition is described in Note Q to the Company’s 2013 Consolidated Financial Statements on Form 10-K. For the six months ended June 29, 2014, the Company recorded amortization expense of $5,398,000 associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $9,917,000 from $23,532,000 to $13,615,000. The provision for income taxes decreased from $8,377,000 to $4,754,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $6,294,000 from $15,155,000 to $8,861,000, or 42%.

Liquidity and Capital Resources

Net cash provided by operating activities was $33,667,000 and $1,113,000 for the six months ended June 29, 2014 and June 30, 2013, respectively. The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2014 were net earnings of $8,861,000, which included total non-cash depreciation and amortization expenses of $10,537,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, and a decrease in deposits made with raw material suppliers included in other current assets. These were partially offset by a decrease in payable and accrual levels and an increase in inventory levels. Of particular note during the first six months of 2013 were net earnings of $15,155,000, which included total non-cash depreciation and amortization expenses of $4,514,000; increases in inventory levels and deposits made with raw material suppliers included in other current assets, partially offset by a decrease in accounts receivable levels stemming from cash collections on customer sales, and a net decrease in payable and accrual levels.

Net cash used in investing activities was $2,007,000 during the first six months of 2014 compared to $2,918,000 used in investing activities during the first six months of 2013. The change in investing activity cash flow is primarily attributable to the acquisition of substantially all of the assets from Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and the real property owned by Technical Ordnance Realty, LLC during the first quarter of 2014 mentioned above; an increase in net proceeds from marketable securities activity; and a decrease in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first six months of 2014 and 2013 primarily differed as a result of an accelerated payment made in late December 2012 of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rates that would be in effect in 2013. In contrast, the annual 2014 dividend payment was made during the first quarter of 2014.

Working capital decreased by $24,350,000 during the first six months of 2014 to $185,493,000 at June 29, 2014 for the reasons stated above. The Company’s current ratio was 5.3 to 1.0 at June 29, 2014 and 4.9 to 1.0 at December 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts. The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 0.8 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of June 29, 2014. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: August 8, 2014

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

101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.