Form 10-Q
period 2014-09-28
NATIONAL PRESTO INDUSTRIES INC
filed 2014-11-07
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 28, 2014

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
Yes ☐ No ☒

There were 6,914,502 shares of the Issuer’s Common Stock outstanding as of November 1, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 28, 2014 and December 31, 2013
(Unaudited)
(Dollars in thousands)

	2014		2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$25,289		$22,953

Marketable securities		20,625		36,404

Accounts receivable, net		50,265		84,322

Inventories:
Finished goods	$45,228		$36,078

Work in process	58,086		49,690

Raw materials	10,126		6,746

Supplies	69	113,509	—	92,514

Deferred tax assets		8,083		8,083

Income tax receivable		6,492		213

Other current assets		16,516		19,584

Total current assets		240,779		264,073

PROPERTY, PLANT AND EQUIPMENT	168,447		155,872

Less allowance for depreciation	73,402	95,045	66,283	89,589

GOODWILL		11,485		11,485

INTANGIBLE ASSETS, net		16,183		24,698

NOTE RECEIVABLE		3,786		3,695

		$367,278		$393,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 28, 2014 and December 31, 2013
(Unaudited)
(Dollars in thousands)

	2014		2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$33,161		$38,323

Accrued liabilities		14,809		15,907

Total current liabilities		47,970		54,230

DEFERRED INCOME TAXES		6,759		6,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	5,654		4,998

Retained earnings	315,941		336,895

Accumulated other comprehensive income	8		8

	329,044		349,342

Treasury stock, at cost	16,495		16,791

Total stockholders’ equity		312,549		332,551

		$367,278		$393,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 28, 2014 and September 29, 2013
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Net sales	$95,463	$100,612	$270,329	$285,198

Cost of sales	79,298	80,962	222,302	230,928

Gross profit	16,165	19,650	48,027	54,270

Selling and general expenses	5,625	5,627	18,360	16,737

Intangibles amortization	2,692	167	8,516	500

Operating profit	7,848	13,856	21,151	37,033

Other income	41	153	353	508

Earnings before provision for income taxes	7,889	14,009	21,504	37,541

Income tax provision	2,766	4,994	7,520	13,371

Net earnings	$5,123	$9,015	$13,984	$24,170

Weighted average shares outstanding:
Basic and diluted	6,932	6,907	6,927	6,905

Net earnings per share:
Basic and diluted	$0.74	$1.31	$2.02	$3.50

Comprehensive income:

Net earnings	$5,123	$9,015	$13,984	$24,170

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(3)	(7)	—	(27)

Comprehensive income	$5,120	$9,008	$13,984	$24,143

Cash dividends declared and paid per common share*	$0.00	$0.00	$5.05	$0.00

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

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 28, 2014 and September 29, 2013
(Unaudited)
(Dollars in thousands)

	2014	2013
Cash flows from operating activities:
Net earnings	$13,984	$24,170
Adjustments to reconcile net earnings to net
cash provided by operating activities, net of acquisition related assets:
Provision for depreciation	7,198	6,241
Intangibles amortization	8,516	500
Provision for doubtful accounts	424	319
Other	470	260
Changes in:
Accounts receivable	35,131	14,781
Inventories	(16,307)	(27,879)
Other current assets	3,096	(3,543)
Accounts payable and accrued liabilities	(6,703)	1,507
Federal and state income taxes	(6,277)	(580)
Net cash provided by operating activities	39,532	15,776

Cash flows from investing activities:
Marketable securities purchased	(2,833)	(6,151)
Marketable securities - maturities and sales	18,613	17,373
Acquisition of property, plant and equipment	(8,154)	(18,055)
Acquisition of businesses, net of cash acquired	(10,534)	—
Sale of property, plant and equipment	304	8
Net cash used in investing activities	(2,604)	(6,825)

Cash flows from financing activities:
Dividends paid	(34,954)	—
Other	362	—
Net cash used in financing activities	(34,592)	—

Net increase in cash and cash equivalents	2,336	8,951
Cash and cash equivalents at beginning of period	22,953	37,437
Cash and cash equivalents at end of period	$25,289	$46,388

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended September 28, 2014
External net sales	$28,264	$52,657	$14,542	$95,463
Gross profit	5,166	13,084	(2,085)	16,165
Operating profit	2,841	7,678	(2,671)	7,848
Total assets	152,414	151,867	62,997	367,278
Depreciation and amortization	236	3,326	1,615	5,177
Capital expenditures	172	291	2,738	3,201

Quarter ended September 29, 2013
External net sales	$29,394	$52,453	$18,765	$100,612
Gross profit	6,731	12,922	(3)	19,650
Operating profit	4,104	10,380	(628)	13,856
Total assets	202,866	115,437	61,053	379,356
Depreciation and amortization	260	520	1,447	2,227
Capital expenditures	164	2,519	1,947	4,630

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Nine Months ended September 28, 2014
External net sales	$69,576	$151,313	$49,440	$270,329
Gross profit	13,363	37,589	(2,925)	48,027
Operating profit	5,223	20,724	(4,796)	21,151
Total assets	152,414	151,867	62,997	367,278
Depreciation and amortization	721	10,454	4,539	15,714
Capital expenditures	491	1,180	6,483	8,154

Nine Months ended September 29, 2013
External net sales	$78,772	$149,920	$56,506	$285,198
Gross profit	15,762	36,456	2,052	54,270
Operating profit	7,474	29,153	406	37,033
Total assets	202,866	115,437	61,053	379,356
Depreciation and amortization	817	1,741	4,183	6,741
Capital expenditures	442	8,817	8,796	18,055

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

At September 28, 2014 and December 31, 2013, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the nine months ended September 28, 2014.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 28, 2014
Tax-exempt Municipal Bonds	$6,549	$6,561	$12	$—
Variable Rate Demand Notes	14,064	14,064	—	—
Total Marketable Securities	$20,613	$20,625	$12	$—

December 31, 2013
Tax-exempt Municipal Bonds	$20,813	$20,825	$18	$6
Variable Rate Demand Notes	15,579	15,579	—	—
Total Marketable Securities	$36,392	$36,404	$18	$6

Proceeds from maturities and sales of available-for-sale securities totaled $4,225,000 and $723,000 for the three month periods ended September 28, 2014 and September 29, 2013, and totaled $18,613,000 and $17,373,000 for the nine months then ended, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized gains (losses) included in other comprehensive income were $(5,000) and $(12,000) before taxes for the three month periods ended September 28, 2014 and September 29, 2013, and were $1,000 and $(42,000) before taxes for the nine month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at September 28, 2014 are as follows: $4,354,000 within one year;$3,177,000 beyond one year to five years;$6,448,000 beyond five years to ten years, and $6,646,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

The Company’s results of operations for the third quarter of 2014 includes revenue of $5,294,000 and earnings of $171,000 from the acquired facility, and revenue of $11,301,000 and earnings of $876,000 from the acquired facility from the date of acquisition through September 28, 2014. The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2013.

	(unaudited)
	(in thousands, except per share data)
	Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Net sales	$95,463	$104,397	$270,964	$298,098
Net earnings	5,123	8,626	13,704	23,976

Net earnings per share (basic and diluted)	$0.74	$1.25	$1.98	$3.47
Weighted average shares outstanding (basic and diluted)	6,932	6,907	6,927	6,905

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

Comparison of Third Quarter 2014 and 2013

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended September 28, 2014 and September 29, 2013.

On a consolidated basis, sales decreased by $5,149,000 (5%), gross profit decreased by $3,485,000 (18%), selling and general expenses decreased by $2,000 (0%), intangibles amortization increased by $2,525,000 (1,512%) and other income decreased by $112,000 (73%). Earnings before the provision for income taxes decreased by $6,120,000 (44%), as did net earnings by $3,892,000 (43%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $1,130,000 from $29,394,000 to $28,264,000, or 4%, chiefly attributable to a decrease in shipments. Defense net sales increased nominally by $204,000 from $52,453,000 to $52,657,000. Absorbent Products net sales decreased by $4,223,000 from $18,765,000 to $14,542,000, or 23%, which was largely attributable to a reduction of shipments due to the ongoing shift in the segment’s customer base.

Housewares/Small Appliance gross profit decreased $1,565,000 from $6,731,000 to $5,166,000, primarily reflecting the decrease in sales mentioned above and differences in the timing of inventory purchases. Defense gross profit was essentially flat. Absorbent Products gross profit dropped from a loss of $3,000 to a loss of $2,085,000, primarily reflecting the decrease in sales mentioned above, increased material costs, and costs associated with the installation and startup of new capital equipment.

Selling and general expenses for the Housewares/Small Appliance segment decreased $302,000, primarily reflecting decreased product liability insurance accruals of $462,000, partially offset by increased employee compensation and benefit accruals of $152,000. Defense segment selling and general expenses increased by $339,000, primarily reflecting ongoing operational costs associated with the acquisition of substantially all of the assets from Chemring Energetic Devices, Inc.’s business, as described in Note H to the Consolidated Financial Statements in Part I of this Form 10-Q (“Tech Ord”). Absorbent Products segment selling and general expenses were essentially flat.

Intangibles amortization increased by $2,525,000, primarily reflecting the amortization of the customer contract intangible asset corresponding to the quarter’s shipment of a portion of the backlog acquired from DSE, Inc., one of the Company’s competitors in the Defense segment, which is described in Note Q to the Company’s Consolidated Financial Statements for the year ended December 31, 2013 on Form 10-K. For the quarter ended September 28, 2014, the Company recorded amortization expense of $2,490,000 associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $6,120,000 from $14,009,000 to $7,889,000. The provision for income taxes decreased from $4,994,000 to $2,766,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $3,892,000 from $9,015,000 to $5,123,000, or 43%.

Comparison of First Nine Months 2014 and 2013

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended September 28, 2014 and September 29, 2013.

On a consolidated basis, sales decreased by $14,869,000 (5%), gross profit decreased by $6,243,000 (12%), selling and general expenses increased by $1,623,000 (10%), intangibles amortization increased by $8,016,000 (1,603%) and other income decreased by $155,000 (31%). Earnings before the provision for income taxes decreased by $16,037,000 (43%), as did net earnings by $10,186,000 (42%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $9,196,000 from $78,772,000 to $69,576,000, or 12%, primarily reflecting a decrease in shipments. Defense net sales increased by $1,393,000 from $149,920,000 to $151,313,000, or 1%, reflecting increases in unit sales of non 40mm ammunition, offset by decreases in sales of 40mm ammunition and cartridge cases. Absorbent Products net sales decreased by $7,066,000 from $56,506,000 to $49,440,000, or 13%, which was largely attributable to the ongoing shift in the segment’s customer base.

Housewares/Small Appliance gross profit decreased $2,399,000 from $15,762,000 to $13,363,000, or 15%, primarily reflecting the decrease in sales mentioned above and differences in the timing of inventory purchases, offset in part by an adjustment to the warranty accrual. Defense gross profit increased $1,133,000 from $36,456,000 to $37,589,000, or 3%, primarily attributable to the increase in sales mentioned above, augmented by an improved product mix. Absorbent Products gross profit decreased $4,977,000 from a $2,052,000 profit to a $2,925,000 loss, primarily reflecting the decrease in sales mentioned above, increased material costs, cost associated with the installation of new capital equipment, and the absence of the prior year’s insurance settlement of $553,000.

Selling and general expenses for the Housewares/Small Appliance segment decreased nominally by $148,000. Defense segment selling and general expenses increased by $1,546,000, primarily reflecting ongoing operational costs of $780,000 associated with the acquisition of substantially all of the assets from Chemring Energetic Devices, Inc.’s business, as described in Note H to the Consolidated Financial Statements in Part I of this Form 10-Q (“Tech Ord”), increased employee compensation and benefit costs of $650,000, and increased reserves for doubtful accounts of $182,000. Absorbent Products segment selling and general expenses increased $225,000, reflecting increased selling expense of $130,000 related to the segment’s customer diversification program. The balance of the increase primarily reflected the absence of the prior period’s favorable adjustments to the segment’s expenses classified as administrative that related to a royalty arrangement with an independent manufacturing facility. A description of the Company’s relationship with the facility can be found in Note S to the Company’s Consolidated Financial Statements for the year ended December 31, 2013 on Form 10-K.

Intangibles amortization increased by $8,016,000, primarily reflecting the amortization of the customer contract intangible asset corresponding to the first nine months’ shipment of a portion of the backlog acquired from DSE, Inc., one of the Company’s competitors in the Defense segment, which is described in Note Q to the Company’s Consolidated Financial Statements for the year ended December 31, 2013 on Form 10-K. For the nine months ended September 28, 2014, the Company recorded amortization expense of $7,888,000 associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $16,037,000 from $37,541,000 to $21,504,000. The provision for income taxes decreased from $13,371,000 to $7,520,000, primarily reflecting a decrease in taxable earnings. Net earnings decreased $10,186,000 from $24,170,000 to $13,984,000, or 42%.

Liquidity and Capital Resources

Net cash provided by operating activities was $39,532,000 and $15,776,000 for the nine months ended September 28, 2014 and September 29, 2013, respectively. The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2014 were net earnings of $13,984,000, which included total non-cash depreciation and amortization expenses of $15,714,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, and a decrease in deposits made with raw material suppliers included in other current assets. These were partially offset by a decrease in payable and accrual levels and an increase in inventory levels. Of particular note during the first nine months of 2013 were net earnings of $24,170,000, which included total non-cash depreciation and amortization expenses of $6,741,000; a decrease in accounts receivable levels stemming from cash collections on customer sales; and a net increase in payable and accrual levels; partially offset by increases in inventory levels and deposits made with raw material suppliers included in other current assets.

Net cash used in investing activities was $2,604,000 during the first nine months of 2014 compared to $6,825,000 used in investing activities during the first nine months of 2013. The change in investing activity cash flow is primarily attributable to the acquisition of substantially all of the assets from Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and the real property owned by Technical Ordnance Realty, LLC during the first quarter of 2014 mentioned above; an increase in net proceeds from marketable securities activity; and a decrease in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first nine months of 2014 and 2013 primarily differed as a result of an accelerated payment made in late December 2012 of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rates that would be in effect in 2013. In contrast, the annual 2014 dividend payment was made during the first quarter of 2014.

Working capital decreased by $17,034,000 during the first nine months of 2014 to $192,809,000 at September 28, 2014 for the reasons stated above. The Company’s current ratio was 5.0 to 1.0 at September 28, 2014 and 4.9 to 1.0 at December 31, 2013.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments per existing authorized projects and for additional projects, if the appropriate return on investment is projected.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”) as of September 28, 2014. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended September 28, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: November 7, 2014

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

101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended September 28, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.