Form 10-K
period 2014-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2015-03-16
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐         No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $347,996,185.  The number of shares outstanding of each of the registrant’s classes of common stock, as of March 2, 2015 was 6,917,222.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2014 Annual Report and portions of its Proxy Statement for its 2015 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

            A.  DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company” or “National Presto”) consists of three business segments.  For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements.  The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances.  The Defense segment manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases; performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the U.S. Government and prime contractors; produces and sells a variety of less lethal products and support accessories, and provides training for the use of less lethal products; and manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials.  The Absorbent Products segment manufactures and sells private label and branded adult incontinence products.

1. Housewares/Small Appliance Segment
Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control single thermostatic control line of skillets in several sizes, griddles, woks and multi-purpose cookers; deep fryers of various sizes; waffle makers; pizza ovens; slicer/shredders; electric heaters; corn poppers (hot air, oil, and microwave); dehydrators; rice cookers; microwave bacon cookers; coffeemakers and coffeemaker accessories; electric tea kettles; electric knife sharpeners; a line of kitchen gadgets; and timers.  Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2014, approximately 11% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 18% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, tea kettles, electric stainless steel appliances, non-cast fryers and heaters).  For the year ended December 31, 2013, approximately 13% of consolidated net sales were provided by cast products, and approximately 18% by noncast/thermal appliances.  For the year ended December 31, 2012, approximately 13% of consolidated net sales were provided by cast products, and approximately 17% by noncast/thermal appliances. For the years ended December 31, 2014 and 2012, this segment had one customer which accounted for 10% or more of Company consolidated net sales.  That customer was Wal-Mart Stores, Inc. which accounted for 10% of consolidated net sales in both 2014 and 2012.  The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

Products are sold primarily in the United States and Canada directly to retailers and also through independent distributors.  Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them.  The loss of, or material reduction in, sales to any of the Company’s major customers could adversely affect the Company’s business.  Most housewares and electrical appliances are sourced from vendors in the Orient.  (See Note J to the Consolidated Financial Statements.)

The Company has a sales force of 14 employees that sell to and service most customers.  A few selected accounts are handled by manufacturers’ representatives who may also sell other product lines.  Sales promotional activities are conducted through the use of newspaper advertising and television.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient.  Product competition extends to special product features, product pricing, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the Company’s sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company’s most active selling periods.

Research and development costs related to new product development for the years 2014, 2013, and 2012 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors.  Spectra maintains 276,000 square feet of space located in East Camden, Arkansas, dedicated primarily to Load, Assemble and Pack (LAP) type work and during 2008, completed a facility which enabled it to begin performance in 2008 of LAP work for the 40mm systems program previously mentioned and referenced below.

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

Tech Ord, a division of AMTEC, holds the assets of Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and all of the real property owned by Technical Ordnance Realty, LLC that were acquired on January 24, 2014. The 88,000 square foot Clear Lake facility is a manufacturer of detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials, and its major customers include US and foreign government agencies, AMTEC Corporation, and other defense contractors.

The Defense segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price.  This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years.  AMTEC was awarded the majority share of requirements, and the Army estimated the total for the two contract awards, if all of the options were fully exercised, to be $1.3 billion.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement.  The total dollar amount of this contract awarded to AMTEC was $566,000,000.  The actual and cumulative dollar volume with the Army will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense.  The Company expects deliveries under this contract to continue through 2017.  In addition, as part of an acquisition of a group of assets from DSE, Inc. completed on November 7, 2013 (see Note Q to the Consolidated Financial Statements), AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the most recent five-year contract mentioned above. Total deliveries for the systems program under the most recent 40mm contract were $124,000,000 during 2014.  Additional shipments under the contract will be made during 2015.

On January 29, 2015, AMTEC submitted its proposal to the Army in response to the next five-year contract solicitation for the management and production of the 40mm Ammunition System.  AMTEC has been advised by the Army that a decision on any contract award will be made in the second quarter of 2015.

During 2014, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2010 contract apply to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

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

The segment, which realized its first significantly profitable year in 2009, began experiencing capacity constraints towards the end of that year.  To date, it has ordered four multi-million dollar machines, three of which had been installed in the Eau Claire, Wisconsin facility by the end of 2014.  The segment also completed a warehouse addition to the current facility in Eau Claire and installed an automated handling system, both of which were in operation by the third quarter of 2011. Additional equipment purchases are in process.

B.    OTHER COMMENTS

1. Sources and Availability of Materials
See Note J to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses
Patents, particularly on new products, trademarks and know-how are considered significant to the Company’s Housewares/Small Appliance segment.  The Company’s current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress).  Removal of that protection would expose the Company to competitors who seek to take advantage of the Company’s innovations and proprietary rights.  The Company has dozens of U.S. and foreign patents pending and granted.  Of those U.S. patents granted, the following is a non-exhaustive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents):  Quick Release Appliance Cord Assemblies (US 6,719,576, December 2022,  and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,740 and 6,354,194, March 2019), Coffee brewer (US D695,064 December 2027), Griddle w/ folding legs (US 7,635,827 November 2027), Griddle w/ attached warming tray (US D674,656 January 2027), Low profile griddle (US D575,098 August 2022), Stirring popcorn maker (US D615,797 May, 2024), and Parabolic Heater (US D633,189, February 2025).  To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.  The Defense and Absorbent Products segments do not currently hold patents, trademarks, and licenses which would be deemed significant to their respective operations.

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

Based on factors known as of December 31, 2014, it is believed that the Company’s environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company
As of December 31, 2014, the Company and its subsidiaries had 1,043 employees compared to 889 employees at the end of December 2013.

Approximately 163 employees of Amron are members of the United Steel Workers union.  The most recent contract between Amron and the union was effective through February 28, 2015.  A new contract between Amron and the union has been negotiated and is effective through February 29, 2020.

5. Industry Practices Related to Working Capital Requirements
The major portion of the Company’s sales was made with terms of 60 days or shorter.

For the Housewares/Small Appliance segment, inventory levels increase in advance of the selling period for products that are seasonal, such as pressure canners, heaters, and major new product introductions.  Inventory build-up also occurs to create stock levels required to support the higher sales that occur in the latter half of each year.  Buying practices of the Company’s customers require "just-in-time" delivery, necessitating that the Company carry large finished goods inventories.

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

The contract backlog of the Defense segment was approximately $407,000,000, $452,000,000, and $310,000,000 at December 31, 2014, 2013, and 2012, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during a 24 to 30-month period, after December 31, 2014.

Shipment of Absorbent Products typically occurs within 7 to 30 days from receipt of an order and thus there is usually no substantial long term backlog of orders.

C.    AVAILABLE INFORMATION

The Company has a web site at www.gopresto.com.  The contents of the Company’s web site are not part of, nor are they incorporated by reference into, this annual report.

The Company makes available on its web site its annual reports on Form 10-K or 10-K/A and, beginning with its second quarter filing in 2011, quarterly reports on Form 10-Q or 10-Q/A.  It does not provide its current reports on Form 8-K or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on its web site.  The Company does not do so because these and all other reports it files with the SEC are readily available to the public on the SEC web site at www.sec.gov and can be located with ease using the link provided on the Company’s web site.   The Company provides paper copies of its annual report free of charge upon request.

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

Traditionally, this segment has recognized a substantial portion of its sales during the Holiday selling season.  Any downturn in the general economy, shift in consumer spending away from its housewares/small appliances, or deterioration in the financial health of its customer base could adversely affect sales and operating results.

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

The portable appliance and floor care companies’ industry association is in the process of trying to promulgate sustainability standards for the industry.  It has passed an outline for a standard but has not yet developed specific guidelines for implementation.  The Sustainability Consortium (TSC) under the auspices of a Retail Association (RILA) is trying to develop standards for all consumer products.  If either the association or TSC is successful in developing enforceable standards, the standards are expected to ultimately become mandatory.  The standards as drafted will do nothing for the environment, but will entail the addition of significant bureaucracy and outside certification fees.  As such, compliance will be burdensome and expensive.

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

In April 2005, AMTEC Corporation was selected as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition rounds for the Army’s five year 40mm systems program.  AMTEC’s deliveries to the Army over the life of the contract exceeded $671,000,000.  In February 2010, the Army awarded AMTEC a new contract for an additional five-year period. As in the original contract, AMTEC and one other prime contractor were to be responsible for supplying all of the requirements for the 40mm family of ammunition rounds.  In November 2013, AMTEC acquired through a novation agreement as part of an acquisition of a group of assets (see Note Q to the Consolidated Financial Statements), the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above.  The actual annual and cumulative dollar volume with the Army will be dependent on military requirements and funding. Total deliveries under the systems program for the most recent 40mm contract were $124,000,000 during 2014.

On January 29, 2015, AMTEC submitted its proposal to the Army in response to the next five-year contract solicitation for the management and production of the 40mm Ammunition System.  AMTEC has been advised by the Army that a decision on any contract award will be made in the second quarter of 2015.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in the Defense segment sales and earnings.

Government contracts are primarily dependent upon the U.S. defense budget.  During recent years, the Company’s sales have been augmented by increased defense spending, including supplemental appropriations for operations in Iraq and Afghanistan.  However, future defense budgets could be negatively affected by several factors, including U.S. Government budget deficits, administration priorities, U.S. national security strategies, a change in spending priorities, the complete withdrawal from Afghanistan, and the reduction of military operations in other parts of the world.  Any significant decline or redirection of U.S. military expenditures could result in a decrease to the Company’s sales and earnings.

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

One customer, Medline Industries Holdings LP, accounted for more than 10% of consolidated net sales in 2011.  In fourth quarter 2011, Medline began operating its own absorbent products facility.  As a result, sales to Medline for 2012, 2013, and 2014 declined significantly.  During the last several years, the Absorbent Products segment has been implementing a customer diversification program to reduce its reliance on this customer and in the process has developed smaller, albeit new key customers whose loss could also adversely affect the segment’s results.

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

Information Technology System Failure or Security Breach Risks:

The Company relies on its information technology systems to effectively manage its business data, communications, supply chain, logistics, accounting, and other business processes. While the Company endeavors to build and sustain an appropriate technology environment, information technology systems are vulnerable to damage or interruption from circumstances beyond the Company’s control, including systems failures, viruses, security breaches or cyber incidents such as intentional cyber attacks aimed at theft of sensitive data, or inadvertent cyber-security compromises.  A security breach of such systems could result in interruptions of the Company’s operations, negatively impact relations with customers or employees, and expose the Company to liability and litigation. Any such damage or interruption could have a material adverse effect on the Company’s operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

The Company’s Eau Claire facility is approximately 522,000 square feet, of which Presto Absorbent Products, Inc. leases approximately 380,000 square feet.  The Company’s corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin; East Camden, Arkansas; Perry, Florida; and Clear Lake, South Dakota.

The Janesville, Wisconsin facility is comprised of approximately 75,000 square feet, and the Antigo, Wisconsin facility is comprised of approximately 208,000 square feet. During 2012, the Company purchased 544 acres of vacant land in Perry, Florida on which approximately 54,000 square feet were constructed that house the Company’s less lethal ammunition manufacturing and training operations.  Those operations were previously located in Bull Schoals, Arkansas.  The move from Bull Schoals, Arkansas to the new facility was completed during 2013.  The East Camden operation leases approximately 276,000 square feet.  The Company acquired the 88,000 square foot Clear Lake, South Dakota facility in 2014 as part of a business combination, which is described in Note P to the Company’s Consolidated Financial Statements.

There are two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment.

The Jackson facility contains 252,000 square feet.  Additional temporary warehouse space is leased in an adjacent building, based on spaced needed, which peaked at 33,000 square feet in September 2014.  The Company also leases a 184,000 square foot building in Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions.  An additional 72,000 square feet has been leased in adjacent Canton buildings for warehousing.  The Company is considering constructing additional warehouse space to meet changing customer logistical demands that include smaller case pack sizes and smaller and more frequent shipments.

Except as mentioned above in the Housewares/Small Appliance segment, the facilities in use for each of the segments are believed to be adequate for their ongoing business needs.

ITEM 3.  LEGAL PROCEEDINGS

See Note I to the Consolidated Financial Statements.

See Item 1-B-3 of this Form 10-K and Note K to the Consolidated Financial Statements for information regarding certain environmental matters.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock
	2014			2013
	Applicable			Applicable
	Dividends Paid	Market Price		Dividends Paid	Market Price
	per Share	High	Low	per Share	High	Low

First Quarter*	$5.05	$84.00	$73.24	$—	$80.62	$69.00
Second Quarter	—	78.62	67.10	—	80.49	70.25
Third Quarter	—	75.31	61.25	—	77.45	68.60
Fourth Quarter	—	63.44	54.07	—	81.00	67.41

Full Year	$5.05	$84.00	$54.07	$—	$81.00	$67.41

* First quarter 2014 includes a regular dividend of $1.00 and an extra dividend of $4.05.  An accelerated payment of the annual 2013 dividend, which included a regular dividend of $1.00 and an extra dividend of $5.50, was made in late December 2012.  The acceleration was occasioned by the uncertainty over the federal income tax rate that would be in effect in 2013.

On February 13, 2015, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $3.05.  On March 13, 2015, a payment of $28,114,000 was made to the shareholders of record as of March 2, 2015.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 2, 2015, there were 295 holders of record of the Company’s common stock.  This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2014, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2014 Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2014	2013		2012		2011	2010
Net sales	$412,363	$420,188		$472,490		$431,021	$479,000

Net earnings	$26,477	$41,252		$38,875		$47,968	$63,531

Net earnings per share - Basic and Diluted	$3.82	$5.97		$5.64		$6.98	$9.26

Total assets	$382,598	$393,540		$353,912		$411,641	$415,133

Dividends paid per common share applicable to current year
Regular	$1.00	$—		$1.00		$1.00	$1.00
Extra	4.05	—		5.00		7.25	7.15
2013 Regular	—	—	*	1.00	*	—	—
2013 Extra	—	—	*	5.50	*	—	—
Total	$5.05	$—		$12.50		$8.25	$8.15

* Fiscal year 2012 reflects the 2012 dividend paid in March, as well as a second accelerated payment made in late December of the annual 2013 dividend.  The acceleration was occasioned by the uncertainty over the federal income tax rate that would be in effect in 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2014 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 19, 2015, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products;  increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending,  and funding of government contracts which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; and political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy.  Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings.

2014 COMPARED TO 2013

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2014 and 2013.

On a consolidated basis, sales decreased by $7,825,000 (2%), gross profit decreased by $2,151,000 (3%), selling and general expense increased by $1,985,000 (9%), and intangibles amortization increased by $11,324,000 (1,699%).  Other income, principally interest, decreased by $365,000 (50%), while earnings before provision for income taxes decreased by $18,048,000 (31%), and net earnings decreased by $14,775,000 (36%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased $11,572,000 from $137,225,000 to $125,653,000, or 8%, primarily attributable to a decrease in units shipped.  Defense net sales increased by $15,347,000, from $206,198,000 to $221,545,000, or 7%, primarily reflecting shipments by its new division acquired during 2014 (“Tech Ord”), which is described in Note P to the Company’s Consolidated Financial Statements.  Absorbent Products net sales decreased by $11,600,000 from $76,765,000 to $65,165,000, or 15%, and was primarily attributable to a decrease in units shipped, reflecting the ongoing shift in the segment’s customer base.

Housewares/Small Appliance gross profit decreased $1,477,000 from $26,850,000 (20% of sales) in 2013 to $25,373,000 (20% of sales) in 2014, primarily reflecting the decrease in sales mentioned above.  Defense gross profit increased $7,041,000 from $50,168,000 (24% of sales) to $57,209,000 (26% of sales), primarily reflecting the increase in sales mentioned above.  Absorbent products gross profit decreased $7,715,000, from $2,334,000 to a loss of $5,381,000, largely reflecting the decrease in sales mentioned above, costs associated with the installation of new capital equipment and the absence of the prior year’s insurance settlement of $683,000.

Selling and general expenses for the Housewares/Small Appliance segment were flat. Defense segment selling and general expenses increased $1,640,000, primarily reflecting increased costs of $1,030,000 associated with its recently acquired Tech Ord division mentioned above and increases in employee compensation and benefit costs of $827,000.  Selling and general expenses for the Absorbent Products segment increased $287,000, primarily reflecting the absence of the prior year’s gain on the sale of obsolete equipment.

Intangible assets primarily consist of the value of a government sales contract, product backlogs, and consulting and non-compete agreements recognized as a result of the acquisition of certain assets of DSE, Inc., more fully described in Note Q to the Company’s Consolidated Financial Statements, and the value of customer relationships, trademarks and non-compete agreements related to AMTEC Less Lethal Systems, Inc. (“ALS”), a reporting unit in the Company’s Defense segment.  ALS was formed in 2011 following the acquisition of certain assets of ALS Technologies, Inc., described in Note P to the Company’s Consolidated Financial Statements.  The intangible assets are all attributable to the Defense Products segment.  The government sales contract intangible asset is amortized based on units fulfilled under the three year contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from one to nine years.  The increase in amortization is primarily attributable to the acquired government sales contract, under which significant shipments began in 2014.

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  During 2014, the Company noted that the carrying amount of the customer relationships, trademarks and non-compete agreements related to ALS mentioned above exceeded the undiscounted cash flows expected to result from their use.  As a result, an impairment loss of $2,063,000 was recognized based on the Company’s analysis comparing the fair value of the intangible assets and their carrying amounts.  The fair value of the intangible assets was determined using a discounted cash flow model.

The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  A goodwill impairment of $2,840,000 was recognized during 2013, related to ALS mentioned above.  The impairment was recognized as a result of the Company’s analysis comparing the implied fair value of the reporting unit’s goodwill to its recorded carrying amount.  The fair value used in the evaluation of the goodwill impairment was determined using a multiple of EBITDA approach and discounted cash flow estimates.

During 2013, the Company adjusted its recorded liability for contingent consideration related to the 2011 acquisition of certain assets of ALS Technologies, Inc. mentioned above.  During the fourth quarter of 2013, the Company estimated that the earnings targets for the three calendar years following the year of acquisition, upon which the contingent consideration liability was based, would be not be achieved.  As a result, the entire contingent consideration liability of $3,000,000 was reversed.

The above items were responsible for the change in operating profit.

Other income decreased $365,000, which was primarily attributable to lower interest income resulting from decreased yields on lower dollars of marketable securities invested.

Earnings before provision for income taxes decreased $18,048,000 from $58,345,000 to $40,297,000.  The provision for income taxes decreased from $17,093,000 to $13,820,000, which resulted in an effective income tax rate increase from 29% in 2013 to 34% in 2014.  The increase in the tax rate is primarily attributable to a revision to the filing approach used for one of the states in which the Company files returns, resulting in a tax refund of $4,000,000, which was recorded in 2013.  Net earnings decreased $14,775,000 from $41,252,000 to $26,477,000.

2013 COMPARED TO 2012

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2013 and 2012.

On a consolidated basis, sales decreased by $52,302,000 (11%), gross profit decreased by $15,511,000 (16%), and selling and general expense decreased by $12,864,000 (38%).  Other income, principally interest, increased by $26,000 (4%), while earnings before provision for income taxes decreased by $2,079,000 (3%), and net earnings increased by $2,377,000 (6%).  Details concerning these changes can be found in the comments by segment found below.

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

Selling and general expenses for the Housewares/Small Appliance segment decreased $2,278,000 from the prior year’s level.  Significant items were the absence of 2012’s litigation costs stemming from lawsuits of a spurious nature and corporate employee health and accident costs of $1,220,000 and $1,408,000, respectively. Defense segment selling and general expenses increased $1,223,000, primarily reflecting legal and professional costs related to the acquisition of certain assets.  Selling and general expenses for the Absorbent Products segment decreased $11,809,000, which was primarily related to the 2012 one-time write-down of receivables and equipment attributed to the financial difficulties of a foreign independent manufacturing facility.  During 2012, due to uncertainties attributed to the facility’s government’s legal system and the financial health of the facility, all Company-owned equipment located at the foreign facility was written off, as well as all note and accounts receivables related to the facility.

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

During 2013, the Company adjusted its recorded liability for contingent consideration related to the 2011 acquisition of certain assets of ALS Technologies, Inc. mentioned above.  During the fourth quarter of 2013, the Company estimated that the earnings targets for the three calendar years following the year of acquisition, upon which the contingent consideration liability is based, would be not be achieved.  As a result, the entire contingent consideration liability of $3,000,000 was reversed.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $2,079,000 from $60,424,000 to $58,345,000.  The provision for income taxes decreased from $21,549,000 to $17,093,000, which resulted in an effective income tax rate decrease from 36% in 2012 to 29% in 2013.  The decrease in the tax rate is primarily attributable to a revision to the filing approach used for one of the states in which the Company files returns, resulting in a tax refund of $4,000,000.  Net earnings increased $2,377,000 from $38,875,000 to $41,252,000.

LIQUIDITY AND CAPITAL RESOURCES

2014 COMPARED TO 2013

Cash provided by operating activities was $73,213,000 during 2014 as compared to $24,219,000 during 2013.  The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2014 were net earnings of $26,477,000, which included total non-cash depreciation and amortization expenses of $21,819,000 and impairment of intangible assets charges of $2,063,000; decreases in accounts receivable and inventory levels; and decreases in deposits with vendors included in other current assets.  These were partially offset by decreases in net payables.  Of particular note during 2013 were net earnings of $41,252,000, which included total non-cash depreciation and amortization expenses of $8,944,000, and an increase in net payables.  These were partially offset by increases in deposits with vendors included in other current assets, inventory levels, and account receivable levels.

Net cash used in investing activities was $7,531,000 during 2014 as compared to $38,703,000 used during 2013.  During 2014, the Company continued its expansion of the Absorbent Products segment by purchasing plant and equipment in the amount of $11,287,000.  The Company also acquired substantially all of the assets of Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC, which is described in Note P to the Company’s Consolidated Financial Statements, totaling $10,534,000.  These were partially offset by net maturities/sales of marketable securities of $13,983,000.  Of note during 2013 were the acquisitions of machinery and equipment of $14,245,000 and a customer contract of $21,968,000, primarily related to the acquisition of a group of assets described in Note Q to the Company’s Consolidated Financial Statements; and the acquisition of plant and equipment of $22,011,000, related to the expansion of the Company’s Absorbent Products and Defense segments. These were partially offset by net maturities/sales of marketable securities of $19,112,000.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2014 and 2013, $13,600,000 and $15,579,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2014 and 2013 primarily differed as a result of an accelerated payment made in late December 2012 of the annual 2013 dividend. The acceleration was occasioned by the uncertainty over the federal income tax rates that would be in effect in 2013. In contrast, the annual 2014 dividend payment was made during the first quarter of 2014.

As a result of the foregoing factors, cash and cash equivalents increased in 2014 by $31,090,000 to $54,043,000.

Working capital decreased by $1,602,000 to $208,241,000 at December 31, 2014 for the reasons stated above.  The Company’s current ratio was 5.4 to 1.0 at December 31, 2014, compared to 4.9 to 1.0 at December 31, 2013.

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

2013 COMPARED TO 2012

Cash provided by operating activities was $24,219,000 during 2013 as compared to $62,342,000 during 2012.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2013 were net earnings of $41,252,000, which included total non-cash depreciation and amortization expenses of $8,944,000, and an increase in net payables.  These were partially offset by increases in deposits with vendors included in other current assets, inventory levels, and account receivable levels.  Of particular note during 2012 were net earnings of $38,875,000, which included total non-cash depreciation and amortization expenses of $11,185,000, impairment of equipment of $5,725,000, and provision for doubtful accounts of $5,629,000; and decreases in inventory levels and deposits with vendors included in other current assets.  These were partially offset by a decrease in net payables and an increase in accounts receivable levels.

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

Based on the accounting profession’s 2005 interpretation of cash equivalents under FASB ASC 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2013 and 2012, $15,579,000 and $31,092,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

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

Working capital decreased by $4,938,000 to $209,843,000 at December 31, 2013 for the reasons stated above.  The Company’s current ratio was 4.9 to 1.0 at December 31, 2013, compared to 4.8 to 1.0 at December 31, 2012.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $407,000,000 at December 31, 2014, and $452,000,000 at December 31, 2013.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during a 24 to 30-month period.

CONTRACTUAL OBLIGATIONS

The table below discloses a summary of the Company’s specified contractual obligations at December 31, 2014:

	Payments Due By Period (In thousands)

Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$1,249	$476	$539	$221	$13
Purchase obligations(1)	198,670	198,670	0	0	0
Total	$199,919	$199,146	$539	$221	$13

(1)Purchase obligations includes outstanding purchase orders at December 31, 2014.  Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, to equipment manufacturers of absorbent products machinery, and to material suppliers and building contractors in the Defense and Absorbent Products segments.  The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s or other customers’ products in other applications or return the material to their supplier.  As a result, the actual amount the Company is obligated to pay cannot be estimated.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.  The Company reviewed the development and selection of the critical accounting policies and believes the following are the most critical accounting policies that could have an effect on the Company’s reported results.  These critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors.

Inventories
New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  There were no such obsolescence issues that had a material effect during the current year and, accordingly, the Company did not record a reserve for obsolete product.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s other segments is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

Impairment and Valuation of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets consist of property, plant and equipment and intangible assets, including the value of a government sales contract, customer relationships, trademarks, product backlogs, and consulting and non-compete agreements. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, the amounts of the cash flows and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. The Company derives the required cash flow estimates from its historical experience and its internal business plans.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(18) to the Company’s Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company’s Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC 230, the Company’s 7-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market.  The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 1.5 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2014.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment and those criteria, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.  Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tech Ord, which was acquired on January 24, 2014, and which is included in the consolidated balance sheets of the Company as of December 31, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. Tech Ord constituted 3% of both total assets and net assets as of December 31, 2014, and 3% and 5% of net sales and net earnings, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Tech Ord because of the timing of the acquisition, which was completed on January 24, 2014.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Presto Industries, Inc.
Eau Claire, Wisconsin

We have audited National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  National Presto Industries, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Assessment of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Assessment of Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tech Ord, which was acquired on January 24, 2014, and which is included in the consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. Tech Ord constituted 3% of both total assets and net assets as of December 31, 2014, and 3% and 5% of net sales and net earnings, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Tech Ord because of the timing of the acquisition which was completed on January 24, 2014.  Our audit of internal control over financial reporting of National Presto Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Tech Ord.

In our opinion, National Presto Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin
March 16, 2015

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE IDENTIFICATION OF EXECUTIVE OFFICERS

The following information is provided with regard to the executive officers of the registrant:
(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer,	62

Randy F. Lieble	Vice President, Chief Financial Officer, Treasurer, and Director	61

Lawrence J. Tienor	Vice President, Engineering	66

Douglas J. Frederick	Secretary and General Counsel	44

Spencer W. Ahneman	Vice President, Sales	60

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

Mr. Tienor was elected Vice President, Engineering in November 2003.  He has been associated with the registrant since 1971.  Prior to becoming an officer, he was Director of Engineering. After 43 years with the Company and 11 years as Vice President, Engineering, pursuant to personal plans, Mr. Tienor retired and resigned his officer position as of February 27, 2015.

Mr. Frederick was elected Corporate Secretary on November 17, 2009.  He has been associated with the registrant since 2007 as an in-house attorney with expertise in litigation and intellectual property matters and in the capacity of General Counsel since January 2009.  Prior to his employment with the registrant, Mr. Frederick was a litigation attorney with the firm Rider Bennett, LLP.

Mr. Ahneman was elected Vice President, Sales in May 2013.  He has been associated with the registrant since 1977.  Prior to becoming an officer, he was National Account Sales Manager.

The information under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders is incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Executive Compensation and Other Information,” “Summary Compensation Table,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2014 and 2013	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2014, 2013 and 2012	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2014, 2013 and 2012	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-18

		f.	Report of Independent Registered Public Accounting Firm	F-19

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-20

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

* Compensatory Plans

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of BDO USA, LLP

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from National Presto Industries, Inc.’s annual report on Form 10-K for the period ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vi) Schedule II - Valuation and Qualifying Accounts.

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
Date: March 16, 2015

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
Randy F. Lieble
Vice President, Chief Financial
Officer (Principal Financial
Officer), Treasurer, and Director

Date:	March 16, 2015

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

December 31	2014		2013
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$54,043		$22,953

Marketable securities		22,404		36,404

Accounts receivable	$70,171		$85,400

Less allowance for doubtful accounts	1,419	68,752	1,078	84,322

Inventories:

Finished goods	30,308		36,078

Work in process	50,569		49,690

Raw materials and supplies	8,181	89,058	6,746	92,514

Deferred tax assets		6,623		8,083

Income tax receivable		1,668		213

Other current assets		14,321		19,584

Total current assets		256,869		264,073

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements	4,757		4,007

Buildings	39,927		37,809

Machinery and equipment	126,580		114,056

	171,264		155,872

Less allowance for depreciation and amortization	75,721	95,543	66,283	89,589

GOODWILL		11,485		11,485

INTANGIBLE ASSETS, net		10,644		24,698

NOTE RECEIVABLE		3,818		3,695

		$378,359		$393,540

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

December 31	2014		2013
LIABILITIES

CURRENT LIABILITIES:

Accounts payable		$32,948		$38,323

Accrued liabilities		15,680		15,907

Total current liabilities		48,628		54,230

DEFERRED INCOME TAXES		4,288		6,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2014 and 2013
Issued: 7,440,518 shares at December 31, 2014 and 2013
Outstanding: 6,917,222 and 6,902,053 shares at December 31, 2014 and 2013, respectively	$7,441		$7,441

Paid-in capital	5,906		4,998

Retained earnings	328,417		336,895

Accumulated other comprehensive income	(3)		8

	341,761		349,342

Less treasury stock, at cost, 523,296 and 538,465 shares at December 31, 2014 and 2013, respectively	16,318		16,791
Total stockholders’ equity		325,443		332,551

		$378,359		$393,540

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share data)
	For the years ended December 31,
	2014	2013	2012
Net sales	$412,363	$420,188	$472,490

Cost of sales	335,162	340,836	377,627

Gross profit	77,201	79,352	94,863

Selling and general expenses	23,216	21,231	34,095

Intangibles amortization	11,991	667	1,049

Impairment of finite lived intangible assets	2,063	—	—

Goodwill impairment	—	2,840	—

Change to contingent consideration liability	—	(3,000)	—

Operating profit	39,931	57,614	59,719

Other income, principally interest	366	731	705

Earnings before provision for income taxes	40,297	58,345	60,424

Provision for income taxes	13,820	17,093	21,549

Net earnings	$26,477	$41,252	$38,875

Weighted average common shares outstanding:
Basic and diluted	6,930	6,907	6,889

Net earnings per share:
Basic and diluted	$3.82	$5.97	$5.64

Comprehensive income:

Net earnings	26,477	41,252	38,875

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	11	45	19

Comprehensive income	$26,466	$41,207	$38,856

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net earnings	$26,477	$41,252	$38,875
Adjustments to reconcile net earnings to net cash provided by operating activities:
Intangibles amortization	11,991	667	1,049
Provision for depreciation	9,828	8,277	10,136
Deferred income tax provision (benefit)	(1,005)	239	(4,792)
Impairment of finite lived intangible assets	2,063	—	—
Change in contingent consideration liability	—	(3,000)	—
Goodwill impairment	—	2,840	—
Loss (gain) on disposal and impairment of property, plant and equipment	(2)	(154)	5,843
Provision for doubtful accounts	532	816	5,629
Other	846	608	568
Changes in operating accounts:
Accounts receivable, net	16,536	(8,533)	(6,546)
Inventories	8,144	(9,150)	11,091
Other current assets	5,291	(10,728)	10,360
Accounts payable and accrued liabilities	(6,033)	2,948	(9,999)
Federal and state income taxes receivable/payable	(1,455)	(1,863)	128
Net cash provided by operating activities	73,213	24,219	62,342

Cash flows from investing activities:
Marketable securities purchased	(8,976)	(6,151)	(26,023)
Marketable securities - maturities and sales	22,959	25,263	29,767
Acquisition of property, plant and equipment	(11,287)	(36,256)	(13,584)
Acquisition of customer contract	—	(21,968)	—
Notes issued	—	—	(3,500)
Sale of property, plant and equipment	307	409	8
Acquisition of businesses, net of cash acquired	(10,534)	—	(246)
Net cash used in investing activities	(7,531)	(38,703)	(13,578)

Cash flows from financing activities:
Dividends paid	(34,954)	—	(86,106)
Other	362	—	784
Net cash used in financing activities	(34,592)	—	(85,322)

Net increase (decrease) in cash and cash equivalents	31,090	(14,484)	(36,558)
Cash and cash equivalents at beginning of year	22,953	37,437	73,995
Cash and cash equivalents at end of year	$54,043	$22,953	$37,437

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$17,411	$19,076	$26,532

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except per share data)

For the years ended December 31, 2014, 2013, 2012

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2011	6,875	$7,441	$3,539	$342,873	$72	$(17,635)	$336,290

Net earnings				38,875			38,875

Unrealized loss on available-for-sale securities, net of tax					(19)		(19)

Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(41,292)			(41,292)

Dividends paid December 28, $1.00 per share regular, $5.50 per share extra				(44,814)			(44,814)

Other	19		933	1		597	1,531

Balance December 31, 2012	6,894	7,441	4,472	295,643	53	(17,038)	290,571

Net earnings				41,252			41,252

Unrealized loss on available-for-sale securities, net of tax					(45)		(45)

Other	8		526			247	773

Balance December 31, 2013	6,902	7,441	4,998	336,895	8	(16,791)	332,551

Net earnings				26,477			26,477

Unrealized loss on available-for-sale securities, net of tax					(11)		(11)

Dividends paid March 14, $1.00 per share regular, $4.05 per share extra				(34,954)			(34,954)

Other	15		908	(1)		473	1,380

Balance December 31, 2014	6,917	$7,441	$5,906	$328,417	$(3)	$(16,318)	$325,443

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

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.  The fair value of marketable securities are discussed in Note A(5).

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

The Company’s cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $7,039,000 and $3,389,000 at December 31, 2014 and 2013, respectively, are included as reductions of cash and cash equivalents or bank overdrafts in accounts payable, as appropriate.

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

At December 31, 2014 and 2013, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during 2014 and 2013.

	(In thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2014
Tax-exempt Municipal Bonds	$8,809	$8,804	$5	$10
Variable Rate Demand Notes	13,600	13,600	—	—
Total Marketable Securities	$22,409	$22,404	$5	$10

December 31, 2013
Tax-exempt Municipal Bonds	$20,813	$20,825	$18	$6
Variable Rate Demand Notes	15,579	15,579	—	—
Total Marketable Securities	$36,392	$36,404	$18	$6

Proceeds from sales and maturities of marketable securities totaled $22,959,000 in 2014, $25,263,000 in 2013, and $29,767,000 in 2012.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2014, 2013 and 2012.  Net unrealized losses included in other comprehensive income were $17,000, $70,000 and $30,000 before taxes for the years ended December 31, 2014, 2013, and 2012, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2014 are as follows: $3,523,000 within one year; $6,152,000 beyond one year to five years; $8,108,000 beyond five years to ten years, and $4,621,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which, as noted above, can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

(7)
INVENTORIES:  Housewares/Small Appliance segment inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method.  Inventories for the Defense and Absorbent Products segments are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.  The Company evaluates inventories to determine if there are any excess or obsolete inventories on hand.

(8)
PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  For machinery and equipment, all amounts which are fully depreciated have been eliminated from both the asset and allowance accounts.  Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  See Note S for a discussion of impairment charges recorded in the fourth quarter of 2012.  Approximately $8,100,000 of construction in progress in the Company’s Absorbent Products segment is presented on the Consolidated Balance Sheet as Machinery and Equipment at December 31, 2014.

F-7

(9)
GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  Goodwill impairments of $0, $2,840,000, and $0 were recognized during 2014, 2013, and 2012, respectively.  The 2013 impairment related to AMTEC Less Lethal Systems, Inc. (“ALS”), a reporting unit in the Company’s Defense segment.  ALS was created in 2011 following the acquisition of certain assets of ALS Technologies, Inc., described in Note P.  The impairment was recognized as a result of the Company’s analysis comparing the implied fair value of the reporting unit’s goodwill to its recorded carrying amount.  The fair value used in the evaluation of the goodwill impairment was determined using a multiple of EBITDA approach and discounted cash flow estimates.  See Note R for a discussion of a contingent consideration liability reversal of $3,000,000 related to ALS in 2013.

The Company’s goodwill as of December 31, 2014 and 2013 was $11,485,000, relating entirely to its Defense Products segment, which had cumulative impairment charges at December 31, 2014 of $2,840,000.

(10)
INTANGIBLE ASSETS:  Intangible assets primarily consist of the value of a government sales contract, product backlogs, and consulting and non-compete agreements recognized as a result of the acquisition of certain assets of DSE, Inc., more fully described in Note Q, and the value of customer relationships, trademarks and non-compete agreements related to ALS mentioned above.  The intangible assets are all attributable to the Defense Products segment.  The government sales contract intangible asset is amortized based on units fulfilled under the three year contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from one to nine years.

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  During 2014, the Company noted that the carrying amount of the customer relationships, trademarks and non-compete agreements related to ALS mentioned above exceeded the undiscounted cash flows expected to result from their use.  As a result, an impairment loss of $2,063,000 was recognized based on the Company’s analysis comparing the fair value of the intangible assets and their carrying amounts.  The fair value of the intangible assets was determined using a discounted cash flow model.

The gross carrying amounts of the government sales contract and other intangible assets subject to amortization were $21,690,000 and $278,000, respectively, totaling $21,968,000 at December 31, 2014.  The gross carrying amounts of the government sales contract and other intangible assets subject to amortization were $21,690,000 and $4,452,000, respectively, totaling $26,142,000 at December 31, 2013.  Accumulated amortization was $11,324,000 and $1,716,000 at December 31, 2014 and 2013, respectively.  Amortization expense was $11,991,000, $667,000, and $1,049,000 during the years ended December 31, 2014, 2013, and 2012, respectively.  Estimated amortization expense as of December 31, 2014 for the succeeding years is shown in the following table:

Years ending December 31:	(In thousands)
2015	$5,330
2016	5,314

(11)
REVENUE RECOGNITION: For all of its segments, the Company recognizes revenue when product is shipped or title passes pursuant to customers’ orders, the price is fixed and collection is reasonably assured.  For the Housewares/Small appliance segment, the Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment. Net sales for this segment are calculated by deducting early payment discounts and cooperative advertising allowances from gross sales.  The Company records cooperative advertising allowances when revenue is recognized.  See Note A(12) for a description of the Company’s policy for sales returns.

F-8

(12)
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

(13)	SHIPPING AND HANDLING COSTS: In accordance with FASB ASC 605-45, Revenue Recognition, the Company includes shipping and handling revenues in net sales and shipping costs in cost of sales.

(14)
ADVERTISING:  The Company’s policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $202,000, $363,000, and $210,000 in 2014, 2013, and 2012, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet. The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2014	2013
Beginning balance January 1	$568	$388
Accruals during the period	296	840
Charges / payments made under the warranties	(487)	(660)
Balance December 31	$377	$568

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

(18)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:  In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

B.   INVENTORIES:
The amount of inventories valued on the LIFO basis was $24,909,000 and $32,090,000 as of December 31, 2014 and 2013, respectively, and consists of housewares/small appliance finished goods.  Under LIFO, inventories are valued at approximately $3,791,000 and $4,434,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2014 and 2013, respectively.  During the years ended December 31, 2014, 2013, and 2012, $7,181,000, $421,000, and $858,000, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2014	$643	$(422)	$(0.06)
2013	$1,941	$(1,263)	$(0.18)
2012	$(857)	$546	$0.08

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense, Absorbent Products, and raw materials of the Housewares/Small Appliance segments are valued under the FIFO method and total $64,149,000 and $60,424,000 at December 31, 2014 and 2013, respectively.  The December 31, 2014 FIFO total is comprised of $5,399,000 of finished goods, $50,569,000 of work in process, and $8,181,000 of raw material and supplies.  At December 31, 2013 the FIFO total was comprised of $3,988,000 of finished goods, $49,690,000 of work in process, and $6,746,000 of raw material and supplies.

C.   ACCRUED LIABILITIES:
At December 31, 2014, accrued liabilities consisted of payroll $7,045,000, product liability $5,490,000, environmental $1,390,000, and other $1,755,000.  At December 31, 2013, accrued liabilities consisted of payroll $6,135,000, product liability $6,060,000, environmental $1,650,000, and other $2,062,000.

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

D.   TREASURY STOCK:
As of December 31, 2014, the Company has authority from the Board of Directors to reacquire an additional 504,600 shares.  No shares were reacquired in 2014, 2013, or 2012.   Treasury shares have been used for stock based compensation and to fund a portion of the Company’s 401(k) contributions.

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

During 2014, 2013, and 2012, the Company granted 7,367, 8,102 and 1,695 shares of restricted stock, respectively, to 20 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plan, the restricted stock vests on specified dates in 2015 through 2020, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $265,000, $123,000, and $91,000 in 2014, 2013, and 2012, respectively. As of December 31, 2014, there was approximately $1,123,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 4.0 years.  There were no shares of restricted stock that vested during 2014, 2013, or 2012.

The following table summarizes the activity for non-vested restricted stock:

	2014		2013		2012
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	16,301	$84.96	8,393	$96.28	6,730	$101.26
Granted	7,367	65.87	8,102	73.28	1,695	76.43
Forfeited	0		(194)	86.97	(32)	93.60
Non-vested at end of period	23,668	$79.02	16,301	$84.96	8,393	$96.28

G.   401(K) PLAN:
The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company’s related cash dividends, totaled $1,066,000 in 2014, $598,000 in 2013, and $1,391,000 in 2012. In addition, the Company made cash contributions of $887,000 in 2014, $812,000 in 2013, and $781,000 in 2012 to the 401(k) Plan.  The Company also contributed $307,000, $364,000, and $396,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2014, 2013, and 2012, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes:

	For Years Ended December 31 (in thousands)
	2014	2013	2012
Current:
Federal	$13,448	$20,224	$22,165
State	1,377	(3,345)	4,187
	14,825	16,879	26,352
Deferred:
Federal	(651)	(531)	(3,938)
State	(354)	745	(865)
	(1,005)	214	(4,803)
Total tax provision	$13,820	$17,093	$21,549

The effective rate of the provision for income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.6%	(2.9%)	3.6%
Tax exempt interest and dividends	(0.1%)	(0.2%)	(0.3%)
Other	(2.5%)	(2.6%)	(2.6%)
Effective rate	34.0%	29.3%	35.7%

As shown in the preceding table, the effective tax rate for 2013 is lower than rates for the other periods primarily as a result of a revision to the filing approach used for one of the states in which the Company files returns.  The revised filing approach resulted in a tax refund of approximately $4,000,000 related to tax years 2009, 2010, and 2011, which was recorded during 2013.

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2014	2013
Deferred tax assets
Goodwill and other intangibles	$4,239	$296
Doubtful accounts	3,365	3,202
Insurance (primarily product liability)	1,994	2,224
Vacation	954	907
Inventory	778	557
Other	905	897
Total deferred tax assets	12,235	8,083

Deferred tax liabilities
Depreciation	8,529	6,755
State tax refunds	1,371	—
Other	—	4
Total deferred tax liabilities	9,900	6,759

Net deferred tax assets (liabilities)	$2,335	$1,324

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2014, the carrying amount of the Company’s gross unrecognized tax benefits was $238,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2014 and 2013:

	(In thousands)
	2014	2013
Balance at January 1	$204	$209
Increases for tax positions taken related to the current year	66	74
Increases for tax positions taken related to prior years	—	18
Decreases for tax positions taken related to prior years	(8)	—
Settlements	(24)	(97)
Balance at December 31	$238	$204

It is the Company’s practice to include interest and penalties in tax expense.  During the years ended December 31, 2014 and 2013, the Company accrued approximately $9,000 and $7,000 in interest, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  The Company is currently under audit by the Internal Revenue Service for the tax years 2012 and 2013.  During January of 2015, the state of Wisconsin completed its audits of the tax years 2009 through 2012. For all states in which it does business, the Company is subject to state audit statutes.

I.   COMMITMENTS AND CONTINGENCIES:
The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

J.   CONCENTRATIONS:
In the Housewares/Small Appliance segment, one customer accounted for 10% of consolidated net sales for the years ended December 31, 2014 and 2012.    No customers in the Housewares/Small Appliance or Absorbent Products segments accounted for more than 10% of consolidated net sales for the year ended December 31, 2013.

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

The Company’s Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment’s future business essentially depends on the product needs and governmental funding of the DOD.  During 2014, 2013, and 2012, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2014, 163 employees of Amron, or 16% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union was effective through February 28, 2015.  A new contract between Amron and the union has been negotiated and is effective through February 29, 2020.

Raw materials for the Absorbent Products segment are commodities that are typically available from multiple sources.

K.   ENVIRONMENTAL
In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company’s Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the City of Eau Claire.  As of December 31, 2014, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2014, it is believed that the Company’s existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $1,390,000 and $1,650,000 as of December 31, 2014 and 2013, respectively, and is included in accrued liabilities on the balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2015	$270
2016	205
2017	190
2018	145
2019	130
Thereafter	450
$1,390

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

The Defense segment was started in 2001 with the acquisition of AMTEC Corporation, which manufactures precision mechanical and electromechanical assemblies for the U.S. Government and prime contractors.  During 2005, and again during 2010, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years.  AMTEC’s manufacturing plant is located in Janesville, Wisconsin.  Since the inception of the Defense segment in 2001, the Company has expanded the segment by making several strategic business acquisitions, and has additional facilities located in East Camden, Arkansas; Antigo, Wisconsin; Perry, Florida; and Clear Lake, South Dakota.  During 2003, this segment was expanded with the acquisition of Spectra Technologies, LLC of East Camden, Arkansas.  This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. Government and prime contractors.  During 2006, the segment was expanded with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin, which primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition.  In 2011 the segment was further augmented with the purchase of certain assets of ALS Technologies, Inc. of Bull Shoals, Arkansas, which manufactures less lethal ammunitions.  The Company subsequently relocated this operation to Perry, Florida.  See Note P for further discussion of the relocation. During 2014, the Company continued the expansion of the Defense segment with the purchase of substantially all of the assets of Chemring Energetic Devices, Inc. located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC. The Clear Lake facility manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials.  Also see Note P for further discussion of the Clear Lake acquisition.  The Defense segment’s collection of facilities enables the Company to deliver in virtually all aspects of the manufacture of medium caliber training and tactical rounds and less lethal ammunition.  They include the fuze, the metal parts including the cartridge case, the load, assemble and pack of the final round, and the detonator.

The Absorbent Products segment was started in 2001 with the Company’s acquisition of certain assets from RMED International, Inc.  The assets were placed in a company called Presto Absorbent Products, Inc, which manufactured diapers. During 2003, this segment was expanded with the purchase of the assets of NCN Hygienic Products, Inc., a Marietta, Georgia manufacturer of adult incontinence products and puppy pads.  Starting in 2004, the company began making adult incontinence products at the Company’s facilities in Eau Claire, Wisconsin.  The segment’s products are sold to distributors and other absorbent product manufacturers.  In 2007, the Company completed the closure of the Georgia facility and consolidated its absorbent products manufacturing in the Eau Claire, Wisconsin facility.  It does not currently manufacture puppy pads or baby diapers.

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Year ended December 31, 2014
External net sales	$125,653	$221,545	$65,165	$412,363
Gross profit	25,373	57,209	(5,381)	77,201
Operating profit	15,449	32,317	(7,835)	39,931
Total assets	166,101	149,466	62,792	378,359
Depreciation and amortization	954	14,555	6,310	21,819
Capital expenditures	571	1,165	9,551	11,287

Year ended December 31, 2013
External net sales	$137,225	$206,198	$76,765	$420,188
Gross profit	26,850	50,168	2,334	79,352
Operating profit	16,984	40,463	167	57,614
Total assets	171,659	159,775	62,106	393,540
Depreciation and amortization	1,072	2,241	5,631	8,944
Capital expenditures	947	23,728	11,581	36,256

Year ended December 31, 2012
External net sales	$145,023	$244,998	$82,469	$472,490
Gross profit	27,858	64,095	2,910	94,863
Operating profit	15,714	55,071	(11,066)	59,719
Total assets	194,214	102,406	57,292	353,912
Depreciation and amortization	1,088	4,203	5,894	11,185
Capital expenditures	1,138	2,681	9,765	13,584

M.   OPERATING LEASES
The Company leases office, manufacturing, and warehouse facilities and equipment under non-cancelable operating leases, many of which contain renewal options ranging from one to five years.  Rent expense was approximately $825,000, $866,000, and $826,000 for the years ended December 31, 2014, 2013, and 2012, respectively.  Future minimum annual rental payments required under operating leases are as follows:

Years ending December 31:	(In thousands)
2015	$476
2016	304
2017	235
2018	195
2019	26
Thereafter	13
$1,249

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2014 and 2013:

	(In thousands, except per share data)
Quarter	Net Sales	Gross Profit	Net Earnings	Earnings per Share (Basic & Diluted)
2014
First	$86,554	$15,720	$4,690	$0.68
Second	88,312	16,142	4,171	0.60
Third	95,463	16,165	5,123	0.74
Fourth	142,034	29,174	12,493	1.80
Total	$412,363	$77,201	$26,477	$3.82

2013
First	$83,190	$16,209	$6,854	$0.99
Second	101,396	18,411	8,301	1.20
Third	100,612	19,650	9,015	1.31
Fourth	134,990	25,082	17,082	2.47
Total	$420,188	$79,352	$41,252	$5.97

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The other segments are typically non-seasonal.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT
The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the third quarter. As of December 31, 2014 and 2013, the line of credit limit was set at $5,000,000, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.  In addition, the Company had issued commercial letters of credit totaling $200,000 and $1,868,000 as of December 31, 2014 and 2013, respectively, related to performance on certain customer contracts.  As of December 31, 2014, the entire balance of the issued letters of credit had not been drawn upon.

P.   BUSINESS ACQUISITIONS
On January 24, 2014, AMTEC Corporation, a wholly-owned subsidiary of the Company, purchased substantially all of the assets of Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC.  The Clear Lake facility is a manufacturer of detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials.  Its major customers include U.S. and foreign government agencies, AMTEC Corporation, and other defense contractors.  The acquisition of the Clear Lake facility complements the Defense segment’s existing line of products.  The total consideration transferred was $10,534,000, consisting of $10,000,000 of cash paid at closing, and an additional cash payment of $534,000, which was made during the second quarter of 2014.

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The fair value of the property, plant and equipment was based upon the assessed value of the land, which was determined to approximate fair value, as well as the income approach in determining the fair value of building improvements and equipment.  The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities.  The following table shows the amounts recorded as of the acquisition date.

(in thousands)

Receivables	$1,498
Inventory	4,688
Other current assets	28
Property, plant and equipment	4,800
Total assets acquired	11,014
Less: Current liabilities assumed	480
Net assets acquired	$10,534

The amount shown above for receivables represents the gross accounts receivable from the sales of goods, net of an allowance for doubtful accounts of $20,000.

The Company’s results of operations for 2014 includes revenue of $13,732,000 and earnings of $1,268,000 from the acquired facility from the date of acquisition through December 31, 2014.  The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2013.

	(unaudited) (in thousands, except per share data)
	2014	2013

Net sales	$412,998	$436,988
Net earnings	26,197	40,996

Net earnings per share (basic and diluted)	$3.78	$5.94

Weighted average shares outstanding (basic and diluted)	6,930	6,907

The unaudited pro forma financial information presented above is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and is not indicative of what the Company’s actual results of operations would have been had the acquisitions been completed at the beginning of the periods indicated above. The pro forma combined results reflect one-time costs to fully merge and operate the combined organization more efficiently, but do not reflect anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

On November 1, 2011, the Company purchased the assets of ALS Technologies, Inc., a small Arkansas manufacturer of less lethal ammunition. Products include smoke and tear gas grenades, specialty impact munitions, diversionary devices and stun munitions, support accessories like launchers and gas masks, as well as training for the use of its products.  The products are sold primarily to law enforcement, corrections, and military.  The acquisition was immaterial to the Company’s 2011 Consolidated Financial Statements.  The purchase price allocation included in the Company’s financial statements was finalized during 2012 upon the completion of a business valuation. During the second half of 2012, the Company began the process of relocating this operation to Perry, Florida, which was completed during 2013.

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

R.   CONTINGENT CONSIDERATION LIABILITY
During 2013, the Company adjusted its recorded liability for contingent consideration related to the 2011 acquisition of the assets of ALS Technologies, Inc., which is described in Note P.  During the fourth quarter of 2013, the Company estimated that the earnings targets for the three calendar years following the year of acquisition, upon which the contingent consideration liability was based, would not be achieved.  As a result, the entire contingent consideration liability of $3,000,000 was reversed and resulted in an additional $3,000,000 of pre-tax earnings for 2013.  See Note A(9) for a discussion of a goodwill impairment loss of $2,840,000 in 2013 and Note A(10) for a discussion of the other intangible impairment loss of $2,063,000 in 2014 related to ALS.

S.   OTHER
During 2010, the Company entered into a royalty agreement with another absorbent products company. Under the agreement, it received royalties for its trademarks, technology, know-how, and the use of equipment that embodies that technology and know-how. It also purchased and sold to the other company the requisite materials for the use of the technology.  However, because of ongoing financial issues at the other absorbent products company, sales of the requisite materials to the facility were discontinued during 2012.  During 2012, incident to the royalty agreement, the Company recognized material sales of $598,000 (classified as Net Sales) and royalty income (included in Selling and General Expense) of $247,000. Further, because of the other facility’s financial difficulties, the Company reserved for all receivables from the other facility by increasing the provision for doubtful accounts by $3,887,000 during 2012.  In addition, the Company fully reserved for a note receivable of $1,592,000 and recorded impairment on equipment of $5,725,000 during the fourth quarter of 2012 (each classified as Selling and General Expense).  Those reserves were written off in 2013.  There were no material transactions between the Company and the other absorbent products company during 2014 or 2013.

The Company has also entered into a licensing agreement with another firm that is developing certain products that would complement the assortment of products currently sold by the Housewares/Small Appliances segment.  Under the agreement, the Company has advanced the entity funds and has agreed to advance the entity additional funds as certain goals are achieved.  In addition, the Company has also agreed to pay royalties to the entity on the commercial sales of the developed products.  As of December 31, 2014, a note receivable plus accrued interest of $3,818,000 related to the license agreement was classified as Note Receivable on the Company’s Consolidated Balance Sheet.

T.   SUBSEQUENT EVENTS
The Company evaluates events that occur through the filing date and discloses any material events or transactions.

On February 13, 2015, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $3.05.  On March 13, 2015, a payment of $28,114,000 was made to the shareholders of record as of March 3, 2015.

As mentioned above in Note J, 163 employees in the Company’s Defense Products segment, or 16% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union as of December 31, 2014.  The most recent contract between the Company and the union was effective through February 28, 2015.  A new contract between Amron and the union has been negotiated and is effective through February 29, 2020.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National Presto Industries, Inc.
Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying Schedule II, Valuation and Qualifying Accounts.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin
March 16, 2015

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands)
Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:

Allowance for doubtful accounts:
Year ended December 31, 2014	$1,078	$532	$19	$210	$1,419
Year ended December 31, 2013	$6,111	$655	$130	$5,818	$1,078
Year ended December 31, 2012	$1,361	$4,037	$1,122	$409	$6,111

Allowance for doubtful note receivable:
Year ended December 31, 2014	$—	$—	$—	$—	$—
Year ended December 31, 2013	$1,592	$162	$—	$1,754	$—
Year ended December 31, 2012	$—	$1,592	$—	$—	$1,592

Notes:

	(A)	Amounts charged to selling and general expenses. See Note S to the Company’s Consolidated Financial Statements for additional information regarding amounts charged for the year ended December 31, 2012 relating to an independent foreign manufacturing facility.

	(B)	Amounts charged to other accounts. Deferred revenue related to sales to the independent foreign manufacturing facility mentioned above, which was deemed uncollectible during the year ended December 31, 2012, was reclassified to the allowance for doubtful accounts during 2012. For the year ended December 31, 2013, this amount primarily reflects the reclassification of the Allowance for doubtful note receivable balance to Allowance for doubtful accounts. For the year ended December 31, 2014, this amount reflects the reserve for doubtful accounts recorded in association with a business acquisition that was completed during 2014, which is described in Note P to the Company’s Consolidated Financial Statements.

	(C)	Principally bad debts written off, net of recoveries. The amounts shown for the year ended December 31, 2013 were attributable to balances reserved in prior years related to the independent foreign manufacturing facility mentioned above. The corresponding receivables were written off in 2013.

