Form 10-Q
period 2015-04-05
NATIONAL PRESTO INDUSTRIES INC
filed 2015-05-15
CIK 80172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED  April 5, 2015

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
Yes ☐  No ☒

There were 6,928,871 shares of the Issuer’s Common Stock outstanding as of May 1, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
April 5, 2015 and December 31, 2014
(Unaudited)
(Dollars in thousands)

	2015		2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$49,356		$54,043

Marketable securities		20,593		22,404

Accounts receivable, net		51,346		68,752

Inventories:
Finished goods	$30,686		$30,308

Work in process	54,055		50,569

Raw materials and supplies	8,488	93,229	8,181	89,058

Deferred tax assets		6,623		6,623

Income tax receivable		—		1,668

Other current assets		23,058		14,321

Total current assets		244,205		256,869

PROPERTY, PLANT AND EQUIPMENT	172,735		171,264

Less allowance for depreciation	78,124	94,611	75,721	95,543

GOODWILL		11,485		11,485

INTANGIBLE ASSETS, net		8,250		10,644

NOTE RECEIVABLE		3,850		3,818

		$362,401		$378,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
April 5, 2015 and December 31, 2014
(Unaudited)
(Dollars in thousands)

	2015		2014
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$33,426		$32,948

Federal and state income taxes		4,590		—

Accrued liabilities		13,998		15,680

Total current liabilities		52,014		48,628

DEFERRED INCOME TAXES		4,292		4,288

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	6,195		5,906

Retained earnings	308,412		328,417

Accumulated other comprehensive income (loss)	4		(3)

	322,052		341,761

Treasury stock, at cost	15,957		16,318

Total stockholders’ equity		306,095		325,443

		$362,401		$378,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended April 5, 2015 and March 30, 2014
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	2015	2014
Net sales	$100,999	$86,554

Cost of sales	80,120	70,834

Gross profit	20,879	15,720

Selling and general expenses	6,161	6,295

Intangibles amortization	2,394	2,443

Operating profit	12,324	6,982

Other income	75	164

Earnings before provision for income taxes	12,399	7,146

Provision for income taxes	4,290	2,456

Net earnings	$8,109	$4,690

Weighted average shares outstanding:
Basic and diluted	6,943	6,921

Net earnings per share:
Basic and diluted	$1.17	$0.68

Comprehensive income:

Net earnings	$8,109	$4,690

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	7	4

Comprehensive income	$8,116	$4,694

Cash dividends declared and paid per common share	$4.05	$5.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 5, 2015 and March 30, 2014
(Unaudited)
(Dollars in thousands)

	2015	2014
Cash flows from operating activities:
Net earnings	$8,109	$4,690
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition related assets:
Provision for depreciation	2,485	2,337
Intangibles amortization	2,394	2,443
Provision for doubtful accounts	6	180
Noncash retirement plan expense	231	—
Other	38	32
Changes in:
Accounts receivable	17,400	22,886
Inventories	(4,171)	1,597
Other current assets	(8,737)	3
Accounts payable and accrued liabilities	(1,194)	(8,402)
Federal and state income taxes	6,256	(1,293)
Net cash provided by operating activities	22,817	24,473

Cash flows from investing activities:
Marketable securities purchased	(2,015)	(1,208)
Marketable securities - maturities and sales	3,838	9,912
Purchase of property, plant and equipment	(1,553)	(3,868)
Acquisition of businesses, net of cash acquired	—	(10,000)
Sale of property, plant and equipment	22	300
Net cash provided by (used in) investing activities	292	(4,864)

Cash flows from financing activities:
Dividends paid	(28,114)	(34,954)
Proceeds from sale of treasury stock	323	362
Other	(5)	—
Net cash used in financing activities	(27,796)	(34,592)

Net decrease in cash and cash equivalents	(4,687)	(14,983)
Cash and cash equivalents at beginning of period	54,043	22,953
Cash and cash equivalents at end of period	$49,356	$7,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION
The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of December 31, 2014 is summarized from consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2014 Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended April 5, 2015
External net sales	$23,293	$59,678	$18,028	$100,999
Gross profit	4,840	16,088	(49)	20,879
Operating profit	2,026	11,074	(776)	12,324
Total assets	152,892	144,208	65,301	362,401
Depreciation and amortization	235	3,035	1,609	4,879
Capital expenditures	132	34	1,387	1,553

Quarter ended March 30, 2014
External net sales	$19,363	$48,289	$18,902	$86,554
Gross profit	3,789	11,305	626	15,720
Operating profit	944	6,027	11	6,982
Total assets	125,828	164,334	66,162	356,324
Depreciation and amortization	242	3,108	1,431	4,781
Capital expenditures	164	602	3,102	3,868

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

At April 5, 2015 and December 31, 2014, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the three months ended April 5, 2015.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 5, 2015
Tax-exempt Municipal Bonds	$9,126	$9,132	$8	$2
Variable Rate Demand Notes	11,461	11,461	—	—
Total Marketable Securities	$20,587	$20,593	$8	$2

December 31, 2014
Tax-exempt Municipal Bonds	$8,809	$8,804	$5	$10
Variable Rate Demand Notes	13,600	13,600	—	—
Total Marketable Securities	$22,409	$22,404	$5	$10

Proceeds from maturities and sales of available-for-sale securities totaled $3,838,000 and $9,912,000 for the three month periods ended April 5, 2015 and March 30, 2014, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains included in other comprehensive income were $12,000 and $7,000 before taxes for the three month periods ended April 5, 2015 and March 30, 2014, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at April 5, 2015 are as follows: $5,037,000 within one year; $4,490,000 beyond one year to five years; $6,481,000 beyond five years to ten years, and $4,585,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

The Company’s statement of comprehensive income for the first quarter of 2014 includes revenue of $2,015,000 and earnings of $155,000 from the acquired facility from the date of acquisition.  The following unaudited pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of the first day of the fiscal year prior to the fiscal year in which the acquisition was completed.

(unaudited)
(in thousands, except per share data)
Quarter Ended
March 30, 2014

Net sales	$87,189
Net earnings	4,410

Net earnings per share (basic and diluted)	$0.64
Weighted average shares outstanding (basic and diluted)	6,921

The unaudited pro forma financial information presented above is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and is not indicative of what the Company’s actual results of operations would have been had the acquisitions been completed at the beginning of the periods indicated above. Further, the pro forma combined results reflect one-time costs to fully merge and operate the combined organization more efficiently, but do not reflect anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

NOTE I – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016, if not deferred as discussed below. Early adoption is not permitted. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. In April 2015, the FASB proposed a one-year deferral of the effective date of ASU 2014-09.  If approved, the new standard will be effective for annual reporting periods beginning after December 15, 2017.  The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2014 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 19, 2015, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and information technology system failures or security breaches.  Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings.

Comparison of First Quarter 2015 and 2014

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended April 5, 2015 and March 30, 2014.

The Company reports its operations on a fiscal quarter basis in which each quarter contains approximately thirteen weeks and ends on a Sunday, with the exception of the fourth quarter, which ends on December 31.  Occasionally, the end dates of the fiscal quarters are adjusted to account for differences that accumulate between the end of the fiscal year and the end of the subsequent first quarter.  One such adjustment occurred during the quarter ended April 5, 2015.  As compared to the prior year’s first quarter, the current quarter includes six additional days.

On a consolidated basis, sales increased by $14,445,000 (17%), gross profit increased by $5,159,000 (33%), selling and general expenses decreased by $134,000 (2%), intangibles amortization decreased by $49,000 (2%) and other income decreased by $89,000 (54%).  Earnings before the provision for income taxes increased by $5,253,000 (74%), as did net earnings by $3,419,000 (73%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $3,930,000 from $19,363,000 to $23,293,000, or 20%, chiefly attributable to an increase in shipments.  Defense net sales increased by $11,389,000 from $48,289,000 to $59,678,000, primarily reflecting an increase in units shipped.  Absorbent Products net sales decreased by $874,000 from $18,902,000 to $18,028,000, or 5%, which was primarily attributable to a reduction in shipments.

Housewares/Small Appliance gross profit increased $1,051,000 from $3,789,000 to $4,840,000, primarily reflecting the increase in sales mentioned above.  Defense gross profit increased $4,783,000 from $11,305,000 to $16,088,000, primarily reflecting the increase in sales mentioned above, augmented by an improved product mix.  Absorbent Products gross profit dropped from $626,000 to a loss of $49,000, primarily reflecting the decrease in sales mentioned above and costs associated with the installation and startup of new capital equipment.

Selling and general expenses for the Housewares/Small Appliance segment were essentially flat, decreasing $31,000.  Defense segment selling and general expenses decreased by $215,000, primarily reflecting the absence of last year’s increase in the provision for bad debts.  Absorbent Products segment selling and general expenses increased $112,000, which was primarily attributable to an increase in sales related costs reflecting the ongoing shift in the segment’s customer base.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $5,253,000 from $7,146,000 to $12,399,000.  The provision for income taxes increased from $2,456,000 to $4,290,000, primarily reflecting an increase in taxable earnings.  Net earnings increased $3,419,000 from $4,690,000 to $8,109,000, or 73%.

Liquidity and Capital Resources

Net cash provided by operating activities was $22,817,000 and $24,473,000 for the three months ended April 5, 2015 and March 30, 2014, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first three months of 2015 were net earnings of $8,109,000, which included total non-cash depreciation and amortization expenses of $4,879,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, and a net increase in payable and accrual levels.  These were partially offset by increases in inventory levels and deposits made with raw material suppliers included in other current assets.  Of particular note during the first three months of 2014 were net earnings of $4,690,000, which included total non-cash depreciation and amortization expenses of $4,780,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, and a decrease in inventory levels.  These were partially offset by a decrease in payable and accrual levels.

Net cash provided by investing activities was $292,000 during the first three months of 2015 as compared to $4,864,000 used in investing activities during the first three months of 2014.  The change in investing activity cash flow is primarily attributable to the acquisition of substantially all of the assets from Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and the real property owned by Technical Ordnance Realty, LLC during the first quarter of 2014 mentioned above; a decrease in the acquisition of property, plant, and equipment; and a decrease in net proceeds from marketable securities activity.

Cash flows from financing activities for the first three months of 2015 and 2014 primarily differed as a result of the $1.00 per share decrease in the extra dividend paid during those periods..

Working capital decreased by $16,050,000 during the first three months of 2015 to $192,191,000 at April 5, 2015 for the reasons stated above.  The Company’s current ratio was 4.7 to 1.0 at April 5, 2015 and 5.3 to 1.0 at December 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 5, 2015.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended April 5, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101
The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended April 5, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Date: May 15, 2015

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
101
The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended April 5, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

