Form 10-Q
period 2015-07-05
NATIONAL PRESTO INDUSTRIES INC
filed 2015-08-14
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 5, 2015

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

Yes ☐  No ☒

There were 6,931,011 shares of the Issuer’s Common Stock outstanding as of August 1, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
July 5, 2015 and December 31, 2014
(Unaudited)
(Dollars in thousands)

	2015		2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$49,805		$54,043

Marketable securities		21,705		22,404

Accounts receivable, net		50,274		68,752

Inventories:
Finished goods	$34,697		$30,308

Work in process	52,886		50,569

Raw materials and supplies	9,505	97,088	8,181	89,058

Deferred tax assets		6,623		6,623

Income tax receivable		—		1,668

Other current assets		9,337		9,671

Total current assets		234,832		252,219

PROPERTY, PLANT AND EQUIPMENT	173,625		171,264

Less allowance for depreciation	80,257	93,368	75,721	95,543

GOODWILL		11,485		11,485

INTANGIBLE ASSETS, net		7,361		10,644

NOTE RECEIVABLE		3,880		3,818

OTHER ASSETS		12,321		4,650

		$363,247		$378,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
July 5, 2015 and December 31, 2014
(Unaudited)
(Dollars in thousands)

	2015		2014
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$29,634		$32,948

Federal and state income taxes		127		—

Accrued liabilities		13,734		15,680

Total current liabilities		43,495		48,628

DEFERRED INCOME TAXES		4,291		4,288

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	6,376		5,906

Retained earnings	317,532		328,417

Accumulated other comprehensive income (loss)	3		(3)

	331,352		341,761

Treasury stock, at cost	15,891		16,318

Total stockholders’ equity		315,461		325,443

		$363,247		$378,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended July 5, 2015 and June 29, 2014
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Net sales	$102,371	$88,312	$203,370	$174,866

Cost of sales	81,938	72,170	162,058	143,004

Gross profit	20,433	16,142	41,312	31,862

Selling and general expenses	5,782	6,440	11,943	12,735

Intangibles amortization	888	3,381	3,282	5,824

Operating profit	13,763	6,321	26,087	13,303

Other income	101	148	176	312

Earnings before provision for income taxes	13,864	6,469	26,263	13,615

Provision for income taxes	4,744	2,298	9,034	4,754

Net earnings	$9,120	$4,171	$17,229	$8,861

Weighted average common shares outstanding:
Basic and diluted	6,951	6,929	6,947	6,925

Net earnings per share:
Basic and diluted	$1.31	$0.60	$2.48	$1.28

Comprehensive income:

Net earnings	$9,120	$4,171	$17,229	$8,861

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(1)	(1)	6	3

Comprehensive income	$9,119	$4,170	$17,235	$8,864

Cash dividends declared and paid per common share	$0.00	$0.00	$4.05	$5.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 5, 2015 and June 29, 2014
(Unaudited)
(Dollars in thousands)

	2015	2014
Cash flows from operating activities:
Net earnings	$17,229	$8,861
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition related assets:
Provision for depreciation	5,029	4,713
Intangibles amortization	3,282	5,824
Provision for doubtful accounts	77	360
Noncash retirement plan expense	399	202
Other	91	61
Changes in:
Accounts receivable	18,401	42,475
Inventories	(8,030)	(13,477)
Other assets and current assets	(7,337)	2,080
Accounts payable and accrued liabilities	(5,250)	(11,606)
Federal and state income taxes	1,791	(5,826)
Net cash provided by operating activities	25,682	33,667

Cash flows from investing activities:
Marketable securities purchased	(3,640)	(1,208)
Marketable securities - maturities and sales	4,349	14,388
Purchase of property, plant and equipment	(2,855)	(4,953)
Acquisition of businesses, net of cash acquired	—	(10,534)
Sale of property, plant and equipment	22	300
Net cash used in investing activities	(2,124)	(2,007)

Cash flows from financing activities:
Dividends paid	(28,114)	(34,954)
Proceeds from sale of treasury stock	323	362
Other	(5)	—
Net cash used in financing activities	(27,796)	(34,592)

Net decrease in cash and cash equivalents	(4,238)	(2,932)
Cash and cash equivalents at beginning of period	54,043	22,953
Cash and cash equivalents at end of period	$49,805	$20,021

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended July 5, 2015
External net sales	$21,963	$62,646	$17,762	$102,371
Gross profit (loss)	4,413	16,465	(445)	20,433
Operating profit (loss)	1,932	13,102	(1,271)	13,763
Total assets	156,591	142,780	63,876	363,247
Depreciation and amortization	234	1,582	1,616	3,432
Capital expenditures	847	90	365	1,302

Quarter ended June 29, 2014
External net sales	$21,949	$50,367	$15,996	$88,312
Gross profit (loss)	4,408	13,200	(1,466)	16,142
Operating profit (loss)	1,438	7,019	(2,136)	6,321
Total assets	140,963	152,475	63,579	357,017
Depreciation and amortization	243	4,020	1,493	5,756
Capital expenditures	155	287	643	1,085

	(in thousands)
	Housewares/
	Small	Defense	Absorbent
	Appliances	Products	Products	Total
Six Months ended July 5, 2015
External net sales	$45,256	$122,324	$35,790	$203,370
Gross profit (loss)	9,253	32,553	(494)	41,312
Operating profit (loss)	3,958	24,176	(2,047)	26,087
Total assets	156,591	142,780	63,876	363,247
Depreciation and amortization	469	4,617	3,225	8,311
Capital expenditures	979	124	1,752	2,855

Six Months ended June 29, 2014
External net sales	$41,312	$98,656	$34,898	$174,866
Gross profit (loss)	8,197	24,505	(840)	31,862
Operating profit (loss)	2,382	13,046	(2,125)	13,303
Total assets	140,963	152,475	63,579	357,017
Depreciation and amortization	485	7,128	2,924	10,537
Capital expenditures	319	889	3,745	4,953

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

The carrying amount for cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.

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

The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Highly liquid, tax-exempt variable rate demand notes with put options exercisable in three months or less are classified as marketable securities.

At July 5, 2015 and December 31, 2014, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable. There were no transfers into or out of Level 2 during the six months ended July 5, 2015.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 5, 2015
Tax-exempt Municipal Bonds	$8,923	$8,928	$6	$1
Variable Rate Demand Notes	12,777	12,777	—	—
Total Marketable Securities	$21,700	$21,705	$6	$1

December 31, 2014
Tax-exempt Municipal Bonds	$8,809	$8,804	$5	$10
Variable Rate Demand Notes	13,600	13,600	—	—
Total Marketable Securities	$22,409	$22,404	$5	$10

Proceeds from maturities and sales of available-for-sale securities totaled $511,000 and $4,476,000 for the three month periods ended July 5, 2015 and June 29, 2014, respectively, and totaled $4,349,000 and $14,388,000 for the six month periods then ended, respectively. There were no gross gains or losses related to sales of marketable securities during the same periods. Net unrealized gains (losses) included in other comprehensive income were $(2,000) and $(1,000) before taxes for the three month periods ended July 5, 2015 and June 29, 2014, respectively, and were $10,000 and $5,000 before taxes for the six month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 5, 2015 are as follows: $5,042,000 within one year; $4,281,000 beyond one year to five years; $7,796,000 beyond five years to ten years, and $4,586,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days. Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment. The Company expects to utilize the prepayments and related materials over an estimated period of up to three years. As of July 5, 2015 and December 31, 2014, $19,623,000 and $13,018,000 of such prepayments, respectively, remained unused and outstanding. At July 5, 2015 and December 31, 2014, $7,302,000 and $8,369,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business. Management believes the ultimate outcome of the litigation will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

NOTE I – BUSINESS ACQUISITION

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

The Company’s statement of comprehensive income includes revenue and earnings from the acquired facility of $3,992,000 and $550,000, respectively, for the second quarter of 2014, and $6,007,000 and $705,000, respectively, for the period starting from the date of acquisition through the end of the second quarter of 2014. The following unaudited pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of the first day of the fiscal year prior to the fiscal year in which the acquisition was completed.

(unaudited)
(in thousands, except per share data)
	Quarter Ended	Six Months Ended
	June 29, 2014	June 29, 2014

Net sales	$88,312	$175,501
Net earnings	4,171	8,581

Net earnings per share (basic and diluted)	$0.60	$1.24
Weighted average shares outstanding (basic and diluted)	6,929	6,925

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

NOTE J – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method, but applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2014 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 19, 2015, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and information technology system failures or security breaches. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings.

Comparison of Second Quarter 2015 and 2014

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended July 5, 2015 and June 29, 2014.

On a consolidated basis, sales increased by $14,059,000 (16%), gross profit increased by $4,291,000 (27%), selling and general expenses decreased by $658,000 (10%), and intangibles amortization decreased by $2,493,000 (74%). Earnings before the provision for income taxes increased by $7,395,000 (114%), as did net earnings by $4,949,000 (119%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales were essentially flat. Defense net sales increased by $12,279,000 from $50,367,000 to $62,646,000, or 24%, primarily reflecting an increase in units shipped. Absorbent Products net sales increased by $1,766,000 from $15,996,000 to $17,762,000, or 11%, which was primarily attributable to an increase in shipments.

Housewares/Small Appliance gross profit was also essentially flat. Defense gross profit increased $3,265,000 from $13,200,000 to $16,465,000, primarily reflecting the increase in sales mentioned above. Absorbent Products gross profit improved by $1,021,000, from a loss of $1,466,000 to a loss of $445,000, primarily reflecting the increase in sales mentioned above and lower material costs.

Selling and general expenses for the Housewares/Small Appliance segment decreased $489,000, primarily reflecting decreased benefit and self-insurance accruals. Defense segment selling and general expenses decreased by $325,000, approximately half of which was due to a net decrease in employee compensation and benefit costs, with the balance attributable to a decrease in the provision for bad debts and the absence of last year’s one-time transitional costs associated with the purchase of Tech Ord, which is described in Note I to the Consolidated Financial Statements included in Part I of this Form 10-Q. Absorbent Products segment selling and general expenses increased $156,000, which was primarily attributable to an increase in sales related costs reflecting the ongoing shift in the segment’s customer base.

Intangibles amortization decreased by $2,493,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the quarter’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2014 Consolidated Financial Statements on Form 10-K. For the quarters ended July 5, 2015 and June 29, 2014, the Company recorded amortization expense of $854,000 and $3,179,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $7,395,000 from $6,469,000 to $13,864,000. The provision for income taxes increased from $2,298,000 to $4,744,000, primarily reflecting an increase in taxable earnings. Net earnings increased $4,949,000 from $4,171,000 to $9,120,000, or 119%.

Comparison of First Six Months 2015 and 2014

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended July 5, 2015 and June 29, 2014.

The Company reports its operations on a fiscal quarter basis in which each quarter contains approximately thirteen weeks and ends on a Sunday, with the exception of the fourth quarter, which ends on December 31.  Occasionally, the end dates of the fiscal quarters are adjusted to account for differences that accumulate between the end of the fiscal year and the end of the subsequent first quarter.  One such adjustment occurred during the quarter ended April 5, 2015.  As compared to the prior year’s first six months, the current year’s first six months include six additional days.

On a consolidated basis, sales increased by $28,504,000 (16%), gross profit increased by $9,450,000 (30%), selling and general expenses decreased by $792,000 (6%), and intangibles amortization decreased by $2,542,000 (44%). Earnings before the provision for income taxes increased by $12,648,000 (93%), as did net earnings by $8,368,000 (94%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $3,944,000 from $41,312,000 to $45,256,000, or 10%, chiefly attributable to an increase in shipments. Defense net sales increased by $23,668,000 from $98,656,000 to $122,324,000, or 24%, primarily reflecting an increase in units shipped. Absorbent Products net sales increased by $892,000 from $34,898,000 to $35,790,000, or 3%, which was primarily attributable to an increase in shipments.

Housewares/Small Appliance gross profit increased $1,056,000 from $8,197,000 to $9,253,000, primarily reflecting the increase in sales mentioned above. Defense gross profit increased $8,048,000 from $24,505,000 to $32,553,000, primarily reflecting the increase in sales mentioned above, augmented by an improved product mix. Absorbent Products gross profit improved by $346,000, from a loss of $840,000 to a loss of $494,000, primarily reflecting the increase in sales mentioned above and lower material costs, partially offset by costs associated with the installation and startup of new capital equipment.

Selling and general expenses for the Housewares/Small Appliance segment decreased $520,000, primarily reflecting decreased benefit and self-insurance reserves. Defense segment selling and general expenses decreased by $540,000, primarily due to net decreases in employee compensation and benefit costs and the provision for bad debts, as well as the absence of last year’s transitional costs mentioned above associated with the purchase of Tech Ord. Absorbent Products segment selling and general expenses increased $268,000, which was primarily attributable to an increase in sales related costs reflecting the ongoing shift in the segment’s customer base.

Intangibles amortization decreased by $2,542,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the period’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2014 Consolidated Financial Statements on Form 10-K. For the six months ended July 5, 2015 and June 29, 2014, the Company recorded amortization expense of $3,213,000 and $5,398,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $12,648,000 from $13,615,000 to $26,263,000. The provision for income taxes increased from $4,754,000 to $9,034,000, primarily reflecting an increase in taxable earnings. Net earnings increased $8,368,000 from $8,861,000 to $17,229,000, or 94%.

Liquidity and Capital Resources

Net cash provided by operating activities was $25,682,000 and $33,667,000 for the six months ended July 5, 2015 and June 29, 2014, respectively. The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2015 were net earnings of $17,229,000, which included total non-cash depreciation and amortization expenses of $8,311,000, and a decrease in accounts receivable levels stemming from cash collections on customer sales. These were partially offset by increases in inventory levels and deposits made with raw material suppliers included in other assets and current assets; and a net decrease in payable and accrual levels. Of particular note during the first six months of 2014 were net earnings of $8,861,000, which included total non-cash depreciation and amortization expenses of $10,537,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, and a decrease in deposits made with raw material suppliers included in other assets and current assets. These were partially offset by a decrease in payable and accrual levels and an increase in inventory levels.

Net cash used in investing activities was $2,124,000 during the first six months of 2015 as compared to $2,007,000 used in investing activities during the first six months of 2014. Although the two figures are similar, the actual activities reflected were different but largely offsetting. Of significance were a decrease in net proceeds from marketable securities activity, the acquisition of Tech Ord during the first quarter of 2014 mentioned above, and a decrease in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first six months of 2015 and 2014 primarily differed as a result of the $1.00 per share decrease in the extra dividend paid during those periods. Cash flows for both six-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $12,254,000 during the first six months of 2015 to $191,337,000 at July 5, 2015 for the reasons stated above. The Company’s current ratio was 5.4 to 1.0 at July 5, 2015 and 5.2 to 1.0 at December 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts. The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 0.9 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of July 5, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended July 5, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note H to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 6. Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company’s annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company’s current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008
Exhibit 10.1	Incentive Compensation Plan - incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010
Exhibit 10.2	Form of Restricted Stock Award Agreement - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 5, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
President, Chief Executive Officer
(Principal Executive Officer), Director

/s/ Randy F. Lieble
Randy F. Lieble, Director, Vice President,
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: August 14, 2015

National Presto Industries, Inc.

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 5, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

