Form 10-Q
period 2015-10-04
NATIONAL PRESTO INDUSTRIES INC
filed 2015-11-13
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 4, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

______________________________

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 715-839-2121

______________________________

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

There were 6,933,221 shares of the Issuer’s Common Stock outstanding as of November 1, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
October 4, 2015 and December 31, 2014
(Unaudited)
(Dollars in thousands)
	2015		2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$40,058		$54,043

Marketable securities		24,579		22,404

Accounts receivable, net		50,885		68,752

Inventories:
Finished goods	$44,452		$30,308

Work in process	62,831		50,569

Raw materials and supplies	8,940	116,223	8,181	89,058

Deferred tax assets		6,623		6,623

Income tax receivable		317		1,668

Other current assets		9,005		9,671

Total current assets		247,690		252,219

PROPERTY, PLANT AND EQUIPMENT	176,308		171,264

Less allowance for depreciation	82,908	93,400	75,721	95,543

GOODWILL		11,485		11,485

INTANGIBLE ASSETS, net		7,005		10,644

NOTE RECEIVABLE		3,911		3,818

OTHER ASSETS		10,566		4,650

		$374,057		$378,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
October 4, 2015 and December 31, 2014
(Unaudited)
(Dollars in thousands)

	2015		2014
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$31,141		$32,948

Accrued liabilities		14,799		15,680

Total current liabilities		45,940		48,628

DEFERRED INCOME TAXES		4,288		4,288

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	6,572		5,906

Retained earnings	325,642		328,417

Accumulated other comprehensive income (loss)	(4)		(3)

	339,651		341,761

Treasury stock, at cost	15,822		16,318

Total stockholders' equity		323,829		325,443

		$374,057		$378,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended October 4, 2015 and September 28, 2014
(Unaudited)
(In thousands except per share data)	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Net sales	$90,901	$95,463	$294,271	$270,329

Cost of sales	71,780	79,298	233,838	222,302

Gross profit	19,121	16,165	60,433	48,027

Selling and general expenses	6,624	5,625	18,567	18,360

Intangibles amortization	356	2,692	3,638	8,516

Operating profit	12,141	7,848	38,228	21,151

Other income	236	41	412	353

Earnings before provision for income taxes	12,377	7,889	38,640	21,504

Provision for income taxes	4,266	2,766	13,300	7,520

Net earnings	$8,111	$5,123	$25,340	$13,984

Weighted average common shares outstanding:
Basic and diluted	6,953	6,932	6,948	6,927

Net earnings per share:
Basic and diluted	$1.17	$0.74	$3.65	$2.02

Comprehensive income:

Net earnings	$8,111	$5,123	$25,340	$13,984

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(7)	(3)	(1)	-

Comprehensive income	$8,104	$5,120	$25,339	$13,984

Cash dividends declared and paid per common share	$0.00	$0.00	$4.05	$5.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 4, 2015 and September 28, 2014
(Unaudited)
(Dollars in thousands)
	2015	2014
Cash flows from operating activities:
Net earnings	$25,340	$13,984
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition related assets:
Provision for depreciation	7,700	7,198
Intangibles amortization	3,638	8,516
Provision for doubtful accounts	279	424
Noncash retirement plan expense	586	363
Other	156	107
Changes in:
Accounts receivable	17,588	35,131
Inventories	(27,165)	(16,307)
Other assets and current assets	(5,250)	3,096
Accounts payable and accrued liabilities	(2,678)	(6,703)
Federal and state income taxes	1,329	(6,277)
Net cash provided by operating activities	21,523	39,532

Cash flows from investing activities:
Marketable securities purchased	(9,871)	(2,833)
Marketable securities - maturities and sales	7,695	18,613
Purchase of property, plant and equipment	(5,559)	(8,154)
Acquisition of businesses, net of cash acquired	-	(10,534)
Sale of property, plant and equipment	23	304
Net cash used in investing activities	(7,712)	(2,604)

Cash flows from financing activities:
Dividends paid	(28,114)	(34,954)
Proceeds from sale of treasury stock	323	362
Other	(5)	-
Net cash used in financing activities	(27,796)	(34,592)

Net decrease in cash and cash equivalents	(13,985)	2,336
Cash and cash equivalents at beginning of period	54,043	22,953
Cash and cash equivalents at end of period	$40,058	$25,289

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

		(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended October 4, 2015
External net sales	$27,704	$44,621	$18,576	$90,901
Gross profit	6,224	12,700	197	19,121
Operating profit (loss)	3,040	9,654	(553)	12,141
Total assets	166,894	144,239	62,924	374,057
Depreciation and amortization	219	1,050	1,758	3,027
Capital expenditures	2,400	(3)	307	2,704

Quarter ended September 28, 2014
External net sales	$28,264	$52,657	$14,542	$95,463
Gross profit (loss)	5,166	13,084	(2,085)	16,165
Operating profit (loss)	2,841	7,678	(2,671)	7,848
Total assets	152,414	151,867	62,997	367,278
Depreciation and amortization	236	3,326	1,615	5,177
Capital expenditures	172	291	2,738	3,201

		(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Nine Months ended October 4, 2015
External net sales	$72,960	$166,945	$54,366	$294,271
Gross profit (loss)	15,477	45,253	(297)	60,433
Operating profit (loss)	6,998	33,830	(2,600)	38,228
Total assets	166,894	144,239	62,924	374,057
Depreciation and amortization	688	5,667	4,983	11,338
Capital expenditures	3,379	121	2,059	5,559

Nine Months ended September 28, 2014
External net sales	$69,576	$151,313	$49,440	$270,329
Gross profit (loss)	13,363	37,589	(2,925)	48,027
Operating profit (loss)	5,223	20,724	(4,796)	21,151
Total assets	152,414	151,867	62,997	367,278
Depreciation and amortization	721	10,454	4,539	15,714
Capital expenditures	491	1,180	6,483	8,154

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

At October 4, 2015 and December 31, 2014, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the nine months ended October 4, 2015.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
October 4, 2015
Tax-exempt Municipal Bonds	$11,969	$11,963	$7	$13
Variable Rate Demand Notes	12,616	12,616	-	-
Total Marketable Securities	$24,585	$24,579	$7	$13

December 31, 2014
Tax-exempt Municipal Bonds	$8,809	$8,804	$5	$10
Variable Rate Demand Notes	13,600	13,600	-	-
Total Marketable Securities	$22,409	$22,404	$5	$10

Proceeds from maturities and sales of available-for-sale securities totaled $3,346,000 and $4,225,000 for the three month periods ended October 4, 2015 and September 28, 2014,  respectively, and totaled $7,695,000 and $18,613,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains (losses) included in other comprehensive income were $(10,000) and $(5,000) before taxes for the three month periods ended October 4, 2015 and September 28, 2014,  respectively, and were $(1,000) and $1,000 before taxes for the nine month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at October 4, 2015 are as follows: $9,011,000 within one year; $3,642,000 beyond one year to five years; $7,376,000 beyond five years to ten years, and $4,550,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to three years.  As of October 4, 2015 and December 31, 2014, $17,868,000 and $13,018,000 of such prepayments, respectively, remained unused and outstanding.    At October 4, 2015 and December 31, 2014, $7,302,000 and $8,369,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

The Company’s statement of comprehensive income includes revenue and earnings from the acquired facility of $5,294,000 and $171,000, respectively, for the third quarter of 2014, and  $11,301,000 and $876,000, respectively, for the period starting from the date of acquisition through the end of the third quarter of 2014.  The following unaudited pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of the first day of the fiscal year prior to the fiscal year in which the acquisition was completed.

	(unaudited)
	(in thousands, except per share data)
	Quarter Ended	Nine Months Ended
	September 28, 2014	September 28, 2014

Net sales	$95,463	$270,964
Net earnings	5,123	13,704

Net earnings per share (basic and diluted)	$0.74	$1.98
Weighted average shares outstanding (basic and diluted)	6,932	6,927

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

NOTE J – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method, but applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

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

Comparison of Third Quarter 2015 and 2014

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended October 4, 2015 and September  28, 2014.

On a consolidated basis, sales decreased by $4,562,000 (5%), gross profit increased by $2,956,000 (18%), selling and general expenses increased by $999,000 (18%), and intangibles amortization decreased by $2,336,000 (87%).  Earnings before the provision for income taxes increased by $4,488,000 (57%), as did net earnings by $2,988,000 (58%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $560,000 from $28,264,000 to $27,704,000, or 2%, primarily due to a reduction in unit shipments.  Defense net sales decreased by $8,036,000 from $52,657,000 to $44,621,000, or 15%, also primarily reflecting a decrease in units shipped.  Absorbent Products net sales increased by $4,034,000 from $14,542,000 to $18,576,000, or 28%, which was primarily attributable to an increase in shipments.

Housewares/Small Appliance gross profit increased $1,058,000 from $5,166,000 to $6,224,000, reflecting a more favorable product mix and lower costs on certain products, which were partially offset by the decrease in sales mentioned above.  Defense gross profit decreased $384,000 from $13,084,000 to $12,700,000, reflecting the decrease in sales mentioned above, offset by an improved product mix and an increase in production efficiencies.  Absorbent Products gross profit improved by $2,282,000, from a loss of $2,085,000 to a profit of $197,000, primarily reflecting the increase in sales mentioned above and lower material costs.

Selling and general expenses for the Housewares/Small Appliance segment increased $859,000, primarily reflecting increased accruals for product liability of $520,000 and health benefits of $378,000.  Defense segment selling and general expenses were essentially flat.  Absorbent Products segment selling and general expenses increased $164,000, which was primarily attributable to an increase in sales related costs reflecting the ongoing shift in the segment’s customer base.

Intangibles amortization decreased by $2,336,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the quarter’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2014 Consolidated Financial Statements on Form 10-K. For the quarters ended October 4, 2015 and September  28, 2014, the Company recorded amortization expense of $322,000 and $2,490,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $4,488,000 from $7,889,000 to $12,377,000.  The provision for income taxes increased from $2,766,000 to $4,266,000, primarily reflecting an increase in taxable earnings.  Net earnings increased $2,988,000 from $5,123,000 to $8,111,000, or 58%.

Comparison of First Nine Months 2015 and 2014

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended October 4, 2015 and September  28, 2014.

The Company reports its operations on a fiscal quarter basis in which each quarter contains approximately thirteen weeks and ends on a Sunday, with the exception of the fourth quarter, which ends on December 31.  Occasionally, the end dates of the fiscal quarters are adjusted to account for differences that accumulate between the end of the fiscal year and the end of the subsequent first quarter.  One such adjustment occurred during the quarter ended April 5, 2015.  As compared to the prior year’s first nine months, the current year’s first nine months include six additional days.

On a consolidated basis, sales increased by $23,942,000 (9%), gross profit increased by $12,406,000 (26%), selling and general expenses increased by $207,000 (1%), and intangibles amortization decreased by $4,878,000 (57%).  Earnings before the provision for income taxes increased by $17,136,000 (80%), as did net earnings by $11,356,000 (81%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $3,384,000 from $69,576,000 to $72,960,000, or 5%, reflecting primarily an increase in units shipped.  Defense net sales increased by $15,632,000 from $151,313,000 to $166,945,000, or 10%, also primarily reflecting an increase in units shipped.    Absorbent Products net sales increased by $4,926,000 from $49,440,000 to $54,366,000, or 10%, which was primarily attributable to an increase in shipments.

Housewares/Small Appliance gross profit increased $2,114,000 from $13,363,000 to $15,477,000, primarily reflecting the increase in sales mentioned above,  a more favorable product mix, and lower costs on certain products.  Defense gross profit increased $7,664,000 from $37,589,000 to $45,253,000, primarily reflecting the increase in sales mentioned above, augmented by an improved product mix and increased production efficiencies.  Absorbent Products gross profit improved by $2,628,000, from a loss of $2,925,000 to a loss of $297,000, primarily reflecting the increase in sales mentioned above and lower material costs, partially offset by inefficiencies associated with the installation and startup of new capital equipment.

Selling and general expenses for the Housewares/Small Appliance segment increased $339,000, largely reflecting increased compensation costs of $329,000.   Defense segment selling and general expenses decreased by $564,000, primarily due to a decrease in employee compensation costs of $223,000 and lower accruals for legal fees of $214,000, as well as the absence of last year’s one time transitional costs of $176,000 associated with the purchase of Tech Ord, which is described in Note I to the Consolidated Financial Statements included in Part I of this Form 10-Q.  Absorbent Products segment selling and general expenses increased $432,000, which was primarily attributable to an increase in sales related costs reflecting the ongoing shift in the segment’s customer base.

Intangibles amortization decreased by $4,878,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the period’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2014 Consolidated Financial Statements on Form 10-K. For the nine months ended October 4, 2015 and September  28, 2014, the Company recorded amortization expense of $3,534,000 and $7,888,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $17,136,000 from $21,504,000 to $38,640,000.  The provision for income taxes increased from $7,520,000 to $13,300,000, primarily reflecting an increase in taxable earnings.  Net earnings increased $11,356,000 from $13,984,000 to $25,340,000, or 81%.

Liquidity and Capital Resources

Net cash provided by operating activities was $21,523,000 and $39,532,000 for the nine months ended October 4, 2015 and September 28, 2014, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first nine months of 2015 were net earnings of $25,340,000, which included total non-cash depreciation and amortization expenses of $11,338,000, and a decrease in accounts receivable levels stemming from cash collections on customer sales.    These were partially offset by increases in inventory levels and deposits made with raw material suppliers included in other assets and current assets; and a net decrease in payable and accrual levels.  Of particular note during the first nine months of 2014 were net earnings of $13,984,000, which included total non-cash depreciation and amortization expenses of $15,714,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, and a decrease in deposits made with raw material suppliers included in other assets and current assets.  These were partially offset by an increase in inventory levels and a decrease in payable and accrual levels.

Net cash used in investing activities was $7,712,000 during the first nine months of 2015 as compared to $2,604,000 used in investing activities during the first nine months of 2014.  Of significance were a decrease in net proceeds from marketable securities activity, the acquisition of Tech Ord during the first quarter of 2014 mentioned above, and a decrease in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first nine months of 2015 and 2014 primarily differed as a result of the $1.00 per share decrease in the extra dividend paid during those periods.  Cash flows for both nine-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $1,841,000 during the first nine months of 2015 to $201,750,000 at October 4, 2015 for the reasons stated above.  The Company's current ratio was 5.4 to 1.0 at October 4, 2015 and 5.2 to 1.0 at December 31, 2014.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments per existing authorized projects and for additional projects, if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means.  The bulk of its marketable securities are invested in the tax exempt variable rate demand notes described above and in fixed rate municipal notes and bonds. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of October 4, 2015.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended October 4, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended October 4, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: November 13, 2015

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
101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended October 4, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.