Form 10-K
period 2015-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2016-03-15
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $381,149,312.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2016 was 6,935,471.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2015 Annual Report and portions of its Proxy Statement for its 2016 Annual Meeting of Stockholders.

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

For the year ended December 31, 2015, approximately 10% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 18% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, tea kettles, electric stainless steel appliances, non-cast fryers and heaters).  For the year ended December 31, 2014, approximately 11% of consolidated net sales were provided by cast products, and approximately 18% by noncast/thermal appliances.  For the year ended December 31, 2013, approximately 13% of consolidated net sales were provided by cast products, and approximately 18% by noncast/thermal appliances. For the years ended December 31, 2015 and 2014, this segment had one customer which accounted for 10% or more of Company consolidated net sales.  That customer was Wal-Mart Stores, Inc. which accounted for 10% of consolidated net sales in both 2015 and 2014.  The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

Products are sold primarily in the United States and Canada directly to retailers and also through independent distributors.  Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them.  The loss of, or material reduction in, sales to any of the Company's major customers could adversely affect the Company's business.  Most housewares and electrical appliances are sourced from vendors in the Orient.  (See Note J to the Consolidated Financial Statements.)

The Company has a sales force of 13 employees that sell to and service most customers.  A few selected accounts are handled by manufacturers' representatives who may also sell other product lines.  Sales promotional activities are conducted primarily through the use of newspaper advertising.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient.  Product competition extends to special product features, product pricing, product quality, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

Research and development costs related to new product development for the years 2015, 2014, and 2013 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors.  Spectra maintains 296,000 square feet of space located in East Camden, Arkansas, dedicated primarily to Load, Assemble and Pack (LAP) type work and during 2008, completed a facility which enabled it to perform LAP work for the 40mm systems program previously mentioned and referenced below.

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

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years.  AMTEC was awarded the majority share of requirements, and the Army estimated the total for the two contract awards, if all of the options were fully exercised, to be $1.3 billion.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement.  The total dollar amount of this contract awarded to AMTEC was  $566,000,000.  The Company expects deliveries under this contract to continue through 2017.  In addition, as part of an acquisition of a group of assets from DSE, Inc. completed on November 7, 2013 (see Note Q to the Consolidated Financial Statements), AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the second 40mm contract were $134,000,000 during 2015.    Additional shipments under the contract will be made during 2016 and 2017.  The Company submitted its bid for a third contract.  Although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remain.  A new solicitation and award is expected in 2016.

During June of 2015, the U.S. Army awarded AMTEC two contracts to develop the next generation of 40mm high and low velocity training rounds.  Two contracts, one in each category, were also awarded to other contractors.  The values of AMTEC’s high and low velocity development awards were $2,985,000 and $2,990,000, respectively. The development performance periods for the two contracts extend through the first quarter of 2017.  Each contract has three production option years beginning in 2018. If exercised, the first year would be at a low initial rate, while the last two years would be at a full production rates.  At the end of the development period, the Army will select the rounds in each category that provide the best value, at which point it will decide whether to exercise the production options under the applicable contracts.

During 2015, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2010 contract applied to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

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

In 2007, the Company consolidated its adult incontinence production capabilities and relocated its adult incontinence manufacturing equipment from its Marietta, Georgia facility to its Eau Claire, Wisconsin facility.  At that time,  it discontinued the manufacture of puppy pads.

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

The segment, which realized its first significantly profitable year in 2009, began experiencing capacity constraints towards the end of that year.  To date, it has ordered four multi-million dollar machines, all of which had been installed in the Eau Claire, Wisconsin facility by the end of 2015.  The segment also completed a warehouse addition to the current facility in Eau Claire and installed an automated handling system, both of which were in operation by the third quarter of 2011. Additional equipment purchases are in process.  As the segment is now outfitted with equipment to offer the full lineup of adult incontinent products required by private label retailers, a major national retailer will be placing the segment’s briefs in all of its stores.  Shipments are expected to begin in 2016.

B.  OTHER COMMENTS

1. Sources and Availability of Materials

See Note J to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses

Patents, particularly on new products, trademarks and know-how are considered significant to the Company’s Housewares/Small Appliance segment.  The Company's current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress).  Removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights.  The Company has dozens of U.S. and foreign patents pending and granted.  Of those U.S. patents granted, the following is a non-exhaustive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents):  Quick Release Appliance Cord Assemblies (US 6,719,576,

December 2022,  and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,740 and 6,354,194, March 2019), Coffee brewer (US D695,064 December 2027), Griddle w/ folding legs (US 7,635,827 November 2027), Griddle w/ attached warming tray (US D674,656 January 2027), Low profile griddle (US D575,098 August 2022), Stirring popcorn maker (US D615,797 May, 2024), and Parabolic Heater (US D633,189, February 2025).  To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.  The Defense segment holds a United States patent related to its non-dud signature training round (US 8,640,621, Oct 2029) and the Absorbent Products segment holds a United States patent for a disposable absorbent article with extensible and retractable core (US 8,834,427, Sept. 2032),  as well as some licenses and trademarks,  respectively, which would be deemed significant to their respective operations.

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

Based on factors known as of December 31, 2015, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company

As of December 31, 2015, the Company and its subsidiaries had 1,090 employees compared to 1,043 employees at the end of December 2014.

Approximately 196 employees of Amron are members of the United Steel Workers union.  The most recent contract between Amron and the union is  effective through February 29, 2020.

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

The contract backlog of the Defense segment was approximately $284,000,000, $407,000,000, and $452,000,000 at December 31, 2015, 2014, and 2013, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during a  18 to 24-month period, after December 31, 2015.

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

Defense Segment:

The Company relies primarily on sales to U.S. Government entities, and the failure to procure or the loss of a significant contract or contracts could have a material adverse effect on its results of operations.

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

Government contracts are primarily dependent upon the U.S. defense budget.  During recent years, the Company’s sales were augmented by increased defense spending, including supplemental appropriations for operations in Iraq and Afghanistan.  However, future defense budgets could be negatively affected by several factors, including U.S. Government budget deficits, administration priorities, U.S. national security strategies, a change in spending priorities, and the reduction of military operations around the world.  Any significant decline or redirection of U.S. military expenditures could result in a decrease to the Company’s sales and earnings.

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

One customer, Medline Industries Holdings LP, accounted for more than 10% of consolidated net sales in 2011.  In fourth quarter 2011, Medline began operating its own absorbent products facility.  As a result, sales to Medline for 2013 and 2014 declined significantly.  During the last several years, the Absorbent Products segment has been implementing a customer diversification program to reduce its reliance on this customer and in the process has developed smaller, albeit new key customers whose loss could also adversely affect the segment’s results.

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

Information Technology System Failure or Security Breach Risks:

The Company relies on its information technology systems to effectively manage its business data, communications, supply chain, logistics, accounting, and other business processes. While the Company endeavors to build and sustain an appropriate technology environment, information technology systems are vulnerable to damage or interruption from circumstances beyond the Company’s control, including systems failures, viruses, security breaches or cyber incidents such as intentional cyber attacks aimed at theft of sensitive data, or inadvertent cyber-security compromises.  A security breach of such systems could result in interruptions of the Company’s operations, negatively impact relations with customers or employees, and expose the Company to liability and litigation, any one of which could have a negative impact on the Company’s results of operations or financial condition.  The Company’s insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

The Company's Eau Claire facility is approximately 522,000 square feet, of which Presto Absorbent Products, Inc. leases approximately 380,000 square feet.  The Company's corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin; East Camden, Arkansas; Perry, Florida; and Clear Lake, South Dakota.

The Janesville, Wisconsin facility is comprised of approximately 75,000 square feet, and the Antigo, Wisconsin facility is comprised of approximately 208,000 square feet. During 2012, the Company purchased 544 acres of vacant land in Perry, Florida on which approximately 54,000 square feet were constructed that house the Company’s less lethal ammunition manufacturing and training operations.  Those operations were previously located in Bull Schoals, Arkansas.  The move from Bull Schoals, Arkansas to the new facility was completed during 2013.    The East Camden operation leases approximately 296,000 square feet.  The Company acquired the 88,000 square foot Clear Lake, South Dakota facility in 2014 as part of a business combination, which is described in Note P to the Company’s Consolidated Financial Statements.

There are two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment.

The Jackson facility contains 252,000 square feet.  Additional temporary warehouse space is leased in an adjacent building, based on spaced needed, which peaked at 19,000 square feet in January 2015.  The Company also leases a 256,000 square foot building in Canton, Mississippi which is used primarily for warehousing and distribution and some activities for product service functions.  This space includes the Company’s 2015 addition of 72,000 square feet of warehouse space to the Canton building to meet changing customer logistical demands.    An additional 72,000 square feet has been leased in adjacent Canton buildings for warehousing.

The facilities in use for each of the Company’s business segments are believed to be adequate for their ongoing business needs.

ITEM 3.  LEGAL PROCEEDINGS

See Note I to the Consolidated Financial Statements.

See Item 1-B-3 of this Form 10-K and Note K to the Consolidated Financial Statements for information regarding certain environmental matters.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2015			2014
	Applicable			Applicable
	Dividends Paid	Market Price		Dividends Paid	Market Price
	per Share	High	Low	per Share	High	Low

First Quarter*	$4.05	$67.90	$56.31	$5.05	$84.00	$73.24
Second Quarter	—	81.74	61.77	—	78.62	67.10
Third Quarter	—	87.96	63.87	—	75.31	61.25
Fourth Quarter	—	93.97	78.13	—	63.44	54.07

Full Year	$4.05	$93.97	$56.31	$5.05	$84.00	$54.07

* First quarter 2015 includes a regular dividend of $1.00 and an extra dividend of $3.05.  First quarter 2014 includes a regular dividend of $1.00 and an extra dividend of $4.05.

On February 12, 2016, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $4.05.  On March 15, 2016, a payment of  $35,161,000 was made to the shareholders of record as of March 1, 2016.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 1, 2016, there were 286 holders of record of the Company’s common stock.  This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2015, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2015 Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2015	2014	2013		2012		2011
Net sales	$427,690	$412,363	$420,188		$472,490		$431,021

Net earnings	$40,496	$26,477	$41,252		$38,875		$47,968

Net earnings per share - Basic and Diluted	$5.83	$3.82	$5.97		$5.64		$6.98

Total assets	$387,384	$374,071	$386,781		$346,544		$402,236

Dividends paid per common share applicable to current year
Regular	$1.00	$1.00	$-		$1.00		$1.00
Extra	3.05	4.05	-		5.00		7.25
2013 Regular	-	-	-	*	1.00	*	-
2013 Extra	-	-	-	*	5.50	*	-
Total	$4.05	$5.05	$-		$12.50		$8.25

* Fiscal year 2012 reflects the 2012 dividend paid in March, as well as a second accelerated payment made in late December of the annual 2013 dividend.  The acceleration was occasioned by the uncertainty over the federal income tax rate that would be in effect in 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2015 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 17, 2016, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production;  shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts which could result, among other things, in the modification or termination of existing contracts;  dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

2015 COMPARED TO 2014

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2015 and 2014.

On a consolidated basis, sales increased by $15,327,000 (4%), gross profit increased by $12,376,000 (16%), selling and general expense increased by $794,000 (3%), and intangibles amortization decreased by $6,818,000 (57%).  Other income, principally interest, increased by $30,000  (8%), while earnings before provision for income taxes increased by $20,493,000 (51%), and net earnings increased by $14,019,000 (53%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales were essentially flat.  Defense net sales increased by $8,160,000, from $221,545,000 to $229,705,000, or 4%, reflecting an increase in units shipped.    Absorbent Products net sales increased by $6,876,000 from $65,165,000 to $72,041,000, or 11%, and was primarily attributable to an increase in units shipped.  The increase in shipments stemmed from contracts with major institutional customers, which more than offset anticipated reductions from ongoing changes in the segment’s customer base.

Housewares/Small Appliance gross profit increased $3,359,000 from $25,373,000 (20% of sales) in 2014 to $28,732,000 (23% of sales) in 2015, primarily reflecting a more favorable product mix.    Defense gross profit increased $4,769,000 from $57,209,000 (26% of sales) to $61,978,000 (27% of sales), primarily reflecting the increase in sales mentioned above, augmented by an improved product mix and increased production efficiencies.  Absorbent products gross loss improved by $4,248,000, from a loss of $5,381,000 to a loss of $1,133,000, primarily reflecting the increase in sales mentioned above and lower material costs, partially offset by inefficiencies associated with the installation and startup of new capital equipment

Selling and general expenses for the Housewares/Small Appliance segment increased by $766,000, largely due to increases in insurance accruals for employee health benefits and an increased adjustment to the products liability reserve. Defense segment selling and general expenses decreased $452,000, primarily reflecting a decrease in accruals for legal fees of $411,000, the absence of last year’s one time transitional costs of $176,000 associated with the purchase of Tech

Ord, which is described in Note P to the Consolidated Financial Statements included in Item 8 of this Form 10-K, and a decrease in employee compensation costs of $159,000.  These decreases were offset mainly by higher costs for information technology upgrades.    Selling and general expenses for the Absorbent Products segment increased $480,000, which was primarily attributable to an increase in sales related costs reflecting the ongoing shift in the segment’s customer base.

Intangible assets primarily consist of the value of a government sales contract, product backlogs, and consulting and non-compete agreements recognized as a result of the acquisition of certain assets of DSE, Inc., more fully described in Note Q to the Company’s Consolidated Financial Statements, and the value of customer relationships, trademarks and non-compete agreements related to AMTEC Less Lethal Systems, Inc. (“ALS”), a reporting unit in the Company’s Defense segment.  ALS was formed in 2011 following the acquisition of certain assets of ALS Technologies, Inc.  The intangible assets are all attributable to the Defense Products segment.  The government sales contract intangible asset is amortized based on units fulfilled under the three year contract, while the other intangible assets were amortized on a straight-line basis that approximates economic use, over periods ranging from one to nine years.  The decrease in amortization is primarily attributable to the fact that fewer units were shipped under the acquired government sales contract in 2015 than in 2014.

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

Earnings before provision for income taxes increased $20,493,000 from $40,297,000 to $60,790,000.  The provision for income taxes increased from $13,820,000 to $20,294,000, which resulted in an effective income tax rate decrease from 34% in 2014 to 33% in 2015.  Net earnings increased $14,019,000 from $26,477,000 to $40,496,000.

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

Intangible assets primarily consist of the value of a government sales contract, product backlogs, and consulting and non-compete agreements recognized as a result of the acquisition of certain assets of DSE, Inc., more fully described in Note Q to the Company’s Consolidated Financial Statements, and the value of customer relationships, trademarks and non-compete agreements related to AMTEC Less Lethal Systems, Inc. (“ALS”), a reporting unit in the Company’s Defense segment.  ALS was formed in 2011 following the acquisition of certain assets of ALS Technologies, Inc.  The intangible assets are all attributable to the Defense Products segment.  The government sales contract intangible asset is amortized based on units fulfilled under the three year contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from one to nine years.  The increase in amortization is primarily attributable to the acquired government sales contract, under which significant shipments began in 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

2015 COMPARED TO 2014

Cash provided by operating activities was $46,275,000 during 2015 as compared to $73,213,000 during 2014.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2015 were net earnings of $40,496,000, which included total non-cash depreciation and amortization expenses of $15,600,000; increases in net payables; and a decrease in accounts receivable levels. These were partially offset by an increase in inventory levels and a net increase in deposits with vendors included in other assets and current assets.  Of particular note during 2014 were net earnings of $26,477,000, which included total non-cash depreciation and amortization expenses of $21,819,000 and impairment of intangible assets charges of $2,063,000; decreases in accounts receivable and inventory levels; and decreases in deposits with vendors included in other assets and current assets.  These were partially offset by decreases in net payables.

Net cash used in investing activities was $16,300,000 during 2015 as compared to $7,531,000 used during 2014.  During 2015, the Company expanded its Housewares/Small Appliance segment distribution facility, as noted in Item 2 of this 10-K, and continued its expansion of the Absorbent Products segment by purchasing plant and equipment, in the amount of $6,461,000.  These cash outflows were augmented by net purchases of marketable securities of $9,864,000.    During 2014, the Company continued its expansion of the Absorbent Products segment by purchasing plant and equipment in the amount of $11,287,000.  The Company also acquired substantially all of the assets of Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC, which is described in Note P to the Company’s Consolidated Financial Statements, totaling $10,534,000.  These were partially offset by net maturities/sales of marketable securities of $13,983,000.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2015 and 2014, $12,144,000 and $13,600,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2015 and 2014 primarily differed as a result of the $1.00 per share decrease in the extra dividend paid during those years.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

As a result of the foregoing factors, cash and cash equivalents increased in 2015 by $2,179,000 to $56,222,000.

Working capital increased by $16,494,000 to $213,462,000 at December 31, 2015 for the reasons stated above.  The Company’s current ratio was 5.4 to 1.0 at December 31, 2015, compared to 5.1 to 1.0 at December 31, 2014.

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

2014 COMPARED TO 2013

Cash provided by operating activities was $73,213,000 during 2014 as compared to $24,219,000 during 2013.  The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2014 were net earnings of $26,477,000, which included total non-cash depreciation and amortization expenses of $21,819,000 and impairment of intangible assets charges of $2,063,000; decreases in accounts receivable and inventory levels; and decreases in deposits with vendors included in other assets and current assets.  These were partially offset by decreases in net payables.  Of particular note during 2013 were net earnings of $41,252,000, which included total non-cash depreciation and amortization expenses of

$8,944,000, and an increase in net payables.  These were partially offset by increases in deposits with vendors included in other assets and current assets, inventory levels, and account receivable levels.

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

Working capital increased by $5,704,000 to $196,968,000 at December 31, 2014 for the reasons stated above.  The Company’s current ratio was 5.1 to 1.0 at December 31, 2014, compared to 4.5 to 1.0 at December 31, 2013.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $284,000,000 at December 31, 2015, and $407,000,000 at December 31, 2014.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during a 18 to 24-month period.

CONTRACTUAL OBLIGATIONS

The table below discloses a summary of the Company’s specified contractual obligations at December 31, 2015:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease Obligations	$928	$407	$478	$43	$0
Purchase obligations(1)	174,898	174,898	0	0	0
Total	$175,826	$175,305	$478	$43	$0

(1)Purchase obligations includes outstanding purchase orders at December 31, 2015.  Included are purchase orders issued to the Company’s housewares manufacturers in the Orient, to equipment manufacturers of absorbent products machinery, and to material suppliers and building contractors in the Defense and Absorbent Products segments.  The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s or other customers’ products in other applications or return the material to their supplier.  As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(19) to the Company’s Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company’s Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC 230, the Company’s 7-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market.  The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 1.0 year.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.

The Consolidated Financial Statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Registered Public Accounting Firm can be found on pages F-1 through F-21.

B.	Quarterly financial data is contained in Note N to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2015.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  National Presto Industries, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Assessment of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Presto Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 15, 2016

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	63

Randy F. Lieble	Vice President, Chief Financial Officer, Treasurer, and Director	62

Douglas J. Frederick	Secretary and General Counsel	45

Spencer W. Ahneman	Vice President, Sales	61

Jeffery A. Morgan	Vice President, Engineering	58

Ms. Cohen became Chair of the Board on January 1, 2002.  Prior to that date she had been elected Treasurer in September 1983, Vice President in May 1986, President in May 1989 and Chief Executive Officer in May 1994.  She has been associated with the registrant since 1976.  Prior to becoming an officer, she was Associate Resident Counsel and Assistant to the Treasurer.

Mr. Lieble was elected Chief Financial Officer, Vice President and Treasurer on September 8, 2008.   He has been a member of the Board of Directors since 2008. Other than a brief hiatus of one year during which he worked as a financial advisor for UBS Financial Services, Mr. Lieble has worked for the registrant since 1977 in a variety of capacities, including the positions listed above.

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

Mr. Morgan was elected Vice President, Engineering in November 2015.  He has been associated with the registrant since 2010.  Prior to becoming an officer, he  was Director of Engineering and Chief Engineer.  Prior to his employment with the registrant, Mr. Morgan had worked 21 years at Hoover Company, a division of Maytag, and three years at Hoover’s successor, Techtronic Industries, in engineering and engineering management capacities.

The information under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders is incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,”  “Executive Compensation and Other Information”  and “Summary Compensation Table” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2015 and 2014	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2015, 2014 and 2013	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014 and 2013	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2015, 2014 and 2013	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-20

		f.	Report of Independent Registered Public Accounting Firm	F-21

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-22

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

* Compensatory Plans

Exhibit Number	Description

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of BDO USA, LLP

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

The following financial information from National Presto Industries, Inc.’s annual report on Form 10-K for the period ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vi) Schedule II - Valuation and Qualifying Accounts.

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
Date: March 15, 2016

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
Randy F. Lieble
Vice President, Chief Financial
Officer (Principal Financial
Officer), Treasurer, and Director

Date:	March 15, 2016

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

December 31	2015		2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$56,222		$54,043
Marketable securities		32,259		22,404
Accounts receivable	$69,424		$70,171
Less allowance for doubtful accounts	1,896	67,528	1,419	68,752
Inventories:
Finished goods	32,585		30,308
Work in process	57,484		50,569
Raw materials and supplies	8,553	98,622	8,181	89,058
Income tax receivable		-		1,668
Other current assets		6,961		9,671
Total current assets		261,592		245,596
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	4,807		4,757
Buildings	43,392		39,927
Machinery and equipment	129,429		126,580
	177,628		171,264
Less allowance for depreciation and amortization	86,322	91,306	75,721	95,543
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		5,471		10,644
NOTE RECEIVABLE		3,940		3,818
DEFERRED INCOME TAXES		3,336		2,335
OTHER ASSETS		10,254		4,650
		$387,384		$374,071
The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

December 31	2015		2014
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$32,536		$32,948
Federal and state income taxes		2,196		-
Accrued liabilities		13,398		15,680
Total current liabilities		48,130		48,628
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2015 and 2014
Issued: 7,440,518 shares at December 31, 2015 and 2014
Outstanding: 6,935,471 and 6,917,222 shares at December 31, 2015 and 2014, respectively	$7,441		$7,441
Paid-in capital	6,775		5,906
Retained earnings	340,799		328,417
Accumulated other comprehensive loss	(9)		(3)
	355,006		341,761
Less treasury stock, at cost, 505,047 and 523,296 shares at December 31, 2015 and 2014, respectively	15,752		16,318
Total stockholders' equity		339,254		325,443
		$387,384		$374,071
The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share data)
	For the years ended December 31,
	2015	2014	2013
Net sales	$427,690	$412,363	$420,188
Cost of sales	338,113	335,162	340,836
Gross profit	89,577	77,201	79,352
Selling and general expenses	24,010	23,216	21,231
Intangibles amortization	5,173	11,991	667
Impairment of finite lived intangible assets	-	2,063	-
Goodwill impairment	-	-	2,840
Change to contingent consideration liability	-	-	(3,000)
Operating profit	60,394	39,931	57,614
Other income, principally interest	396	366	731
Earnings before provision for income taxes	60,790	40,297	58,345
Provision for income taxes	20,294	13,820	17,093
Net earnings	$40,496	$26,477	$41,252

Weighted average common shares outstanding:
Basic and diluted	6,951	6,930	6,907

Net earnings per share:
Basic and diluted	$5.83	$3.82	$5.97

Comprehensive income:
Net earnings	40,496	26,477	41,252
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	6	11	45
Comprehensive income	$40,490	$26,466	$41,207

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$40,496	$26,477	$41,252
Adjustments to reconcile net earnings to net cash provided by operating activities:
Intangibles amortization	5,173	11,991	667
Provision for depreciation	10,427	9,828	8,277
Deferred income tax provision (benefit)	(998)	(1,005)	239
Impairment of finite lived intangible assets	-	2,063	-
Change in contingent consideration liability	-	-	(3,000)
Goodwill impairment	-	-	2,840
Loss (gain) on disposal of property, plant and equipment	70	(2)	(154)
Provision for doubtful accounts	516	532	816
Noncash retirement plan expense	775	705	598
Other	220	141	10
Changes in operating accounts:
Accounts receivable, net	708	16,536	(8,533)
Inventories	(9,398)	8,144	(9,150)
Other assets and current assets	(2,894)	5,291	(10,728)
Accounts payable and accrued liabilities	(2,684)	(6,033)	2,948
Federal and state income taxes receivable/payable	3,864	(1,455)	(1,863)
Net cash provided by operating activities	46,275	73,213	24,219

Cash flows from investing activities:
Marketable securities purchased	(20,170)	(8,976)	(6,151)
Marketable securities - maturities and sales	10,306	22,959	25,263
Purchase of property, plant and equipment	(6,461)	(11,287)	(36,256)
Acquisition of customer contract	-	-	(21,968)
Sale of property, plant and equipment	25	307	409
Acquisition of businesses, net of cash acquired	-	(10,534)	-
Net cash used in investing activities	(16,300)	(7,531)	(38,703)

Cash flows from financing activities:
Dividends paid	(28,114)	(34,954)	-
Proceeds from sale of treasury stock	323	362	-
Other	(5)	-	-
Net cash used in financing activities	(27,796)	(34,592)	-

Net increase (decrease) in cash and cash equivalents	2,179	31,090	(14,484)
Cash and cash equivalents at beginning of year	54,043	22,953	37,437
Cash and cash equivalents at end of year	$56,222	$54,043	$22,953

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$21,930	$17,411	$19,076

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except per share data)

For the years ended December 31, 2015, 2014, 2013
	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2012	6,894	$7,441	$4,472	$295,643	$53	$(17,038)	$290,571
Net earnings				41,252			41,252
Unrealized loss on available-for-sale securities, net of tax					(45)		(45)
Other	8		526			247	773
Balance December 31, 2013	6,902	7,441	4,998	336,895	8	(16,791)	332,551
Net earnings				26,477			26,477
Unrealized loss on available-for-sale securities, net of tax					(11)		(11)
Dividends paid March 14, $1.00 per share regular, $4.05 per share extra				(34,954)			(34,954)
Other	15		908	(1)		473	1,380
Balance December 31, 2014	6,917	7,441	5,906	328,417	(3)	(16,318)	325,443
Net earnings				40,496			40,496
Unrealized loss on available-for-sale securities, net of tax					(6)		(6)
Dividends paid March 13, $1.00 per share regular, $3.05 per share extra				(28,114)			(28,114)
Other	18		869			566	1,435
Balance December 31, 2015	6,935	$7,441	$6,775	$340,799	$(9)	$(15,752)	$339,254

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

(3)  RECLASSIFICATIONS:  Certain reclassifications have been made to the prior periods' financial statements to conform to the current period’s financial statement presentation.  These reclassifications did not affect net earnings or stockholders’ equity as previously reported, but did result in the reclassification of $4,650,000 from current to non-current assets in the December 31, 2014 balance sheet.  The Company does not consider this adjustment to be significant to the consolidated financial statements.

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $4,071,000 and $7,039,000 at December 31, 2015 and 2014, respectively, are included as reductions of cash and cash equivalents or bank overdrafts in accounts payable, as appropriate.

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

At December 31, 2015 and 2014, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during 2015 and 2014.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2015
Tax-exempt Municipal Bonds	$20,129	$20,115	$4	$18
Variable Rate Demand Notes	12,144	12,144	-	-
Total Marketable Securities	$32,273	$32,259	$4	$18

December 31, 2014
Tax-exempt Municipal Bonds	$8,809	$8,804	$5	$10
Variable Rate Demand Notes	13,600	13,600	-	-
Total Marketable Securities	$22,409	$22,404	$5	$10

Proceeds from sales and maturities of marketable securities totaled $10,306,000 in 2015, $22,959,000 in 2014, and $25,263,000 in 2013.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2015, 2014 and 2013.  Net unrealized losses included in other comprehensive income were $9,000, $17,000 and $70,000 before taxes for the years ended December 31, 2015, 2014, and 2013, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2015 are as follows: $16,252,000 within one year; $4,414,000 beyond one year to five years; $7,177,000 beyond five years to ten years, and $4,416,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which, as noted above, can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

(6)  ACCOUNTS RECEIVABLE:  The Company's accounts receivable is related to sales of products.  Credit is extended based on prior experience with the customer and evaluation of customers' financial condition.  Accounts receivable are primarily due within 30 to 60 days.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on the Company's historical collection experience, adverse situations that may affect the customer's ability to pay, and prevailing economic conditions.

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

(8)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  As of December 31, 2015, the Company reviewed long-lived assets in the Company’s Absorbent Products segment, and based on its analysis using internal undiscounted cash flow estimates, no impairment was considered necessary.  Approximately $3,100,000 of construction in progress in the Company’s Housewares/Small Appliances segment is presented on the Consolidated Balance Sheet as Buildings at December 31, 2015. In addition, $8,928,000 of construction in progress associated with the acquisition of a competitor’s assets in the Defense segment described in Note Q is presented as Machinery and equipment at December 31, 2015.

(9)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  Goodwill impairments of $0,  $0, and $2,840,000 were recognized during 2015, 2014, and 2013, respectively.  The 2013 impairment related to AMTEC Less Lethal Systems, Inc. (“ALS”), a reporting unit in the Company’s Defense segment and was recognized as a result of the Company’s analysis comparing the implied fair value of the reporting unit’s goodwill to its recorded carrying amount.  The fair value used in the evaluation of the goodwill impairment was determined using a multiple of EBITDA approach and discounted cash flow estimates.  See Note R for a discussion of a contingent consideration liability reversal of $3,000,000 related to ALS in 2013.

The Company's goodwill as of December 31, 2015 and 2014 was $11,485,000, relating entirely to its Defense Products segment, which had no cumulative impairment charges at December 31, 2015.

(10) INTANGIBLE ASSETS:  Intangible assets primarily consist of the value of a government sales contract, product backlogs, and consulting and non-compete agreements recognized as a result of the acquisition of certain assets of DSE, Inc., more fully described in Note Q, and the value of customer relationships, trademarks and non-compete agreements related to ALS mentioned above.  The intangible assets are all attributable to the Defense Products segment.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable year contract, while the other intangible assets were amortized on a straight-line basis that approximates economic use, over periods ranging from one to nine years.

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

The gross carrying amount of the government sales contract subject to amortization was $21,690,000 at December 31, 2015.  The gross carrying amounts of the government sales contract and other intangible assets subject to amortization were $21,690,000 and $278,000, respectively, totaling $21,968,000 at December 31, 2014.  Accumulated amortization was $16,497,000 and $11,324,000 at December 31, 2015 and 2014, respectively.  Amortization expense was $5,173,000, $11,991,000, and $667,000 during the years ended December 31, 2015, 2014, and 2013, respectively.  Estimated amortization expense as of December 31, 2015 for the succeeding years is shown in the following table:

Years ending December 31:	(In thousands)
2016	$1,772
2017	3,699

(11) OTHER ASSETS: Other assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to three years.  As of December 31, 2015 and 2014, $16,254,000 and $13,018,000 of such prepayments, respectively, remained unused and outstanding.  At December 31, 2015 and 2014, $6,000,000 and $8,369,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

(12) REVENUE RECOGNITION: For all of its segments, the Company recognizes revenue when product is shipped or title passes pursuant to customers' orders, the price is fixed and collection is reasonably assured.  For the Housewares/Small appliance segment, the Company provides for its 60-day over-the-counter return privilege and warranties at the time of shipment. Net sales for this segment are calculated by deducting early payment discounts and cooperative advertising allowances from gross sales.  The Company records cooperative advertising allowances when revenue is recognized.  See Note A(13) for a description of the Company’s policy for sales returns.

(13) SALES & RETURNS: Sales are recorded net of estimated discounts and returns.  The latter pertain primarily to warranty returns, returns of seasonal items, and returns of those newly introduced products sold with a return privilege.  The calculation of warranty returns is based in large part on historical data, while seasonal and new product returns are primarily developed using customer provided information.

(14) SHIPPING AND HANDLING COSTS:  In accordance with FASB ASC 605-45, Revenue Recognition, the Company includes shipping and handling revenues in net sales and shipping costs in cost of sales.

(15) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $98,000, $202,000, and $363,000 in 2015, 2014, and 2013, respectively.

(16) PRODUCT WARRANTY:  The Company’s Housewares/Small Appliance segment’s products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 1 to 12 years from date of purchase.  The Company allows a 60-day over-the-counter initial return privilege through cooperating dealers.  The Company services its products through a corporate service repair operation.  The Company estimates its product warranty liability based on historical percentages which have remained relatively consistent over the years.

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2015	2014
Beginning balance January 1	$377	$568
Accruals during the period	677	296
Charges / payments made under the warranties	(567)	(487)
Balance December 31	$487	$377

(17) STOCK-BASED COMPENSATION:  The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation.  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note F, the Company awards non-vested restricted stock to employees and executive officers.

(18) INCOME TAXES:  Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws.  The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year.  The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.  Income tax contingencies are accounted for in accordance with FASB ASC 740, Income Taxes.  See Note H for summaries of the provision, the effective tax rates, and the tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities.

(19) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required.  The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,  which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company early adopted ASU 2015-17 effective December 31, 2015, retrospectively. The adoption resulted in a $6,623,000 decrease in current Deferred tax assets,  a $2,335,000 increase in the long-term Deferred income taxes asset, net, and a  $4,288,000 decrease in the long-term Deferred income taxes liability in the Company’s Consolidated Balance Sheet at December 31, 2014. The adoption had no impact on the Company’s results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

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

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $27,394,000 and $24,909,000 as of December 31, 2015 and 2014, respectively, and consists of housewares/small appliance finished goods.  Under LIFO, inventories are valued at approximately $3,028,000 and $3,791,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2015 and 2014, respectively.  During the years ended December 31, 2015, 2014, and 2013, $0, $7,181,000, and $421,000, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2015	$763	$(505)	$(0.07)
2014	$643	$(422)	$(0.06)
2013	$1,941	$(1,263)	$(0.18)

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense, Absorbent Products, and raw materials of the Housewares/Small Appliance segments are valued under the FIFO method and total $71,228,000 and $64,149,000 at December 31, 2015 and 2014, respectively.  The December 31, 2015 FIFO total is comprised of $5,191,000 of finished goods, $57,484,000 of work in process, and $8,553,000 of raw material and supplies.  At December 31, 2014 the FIFO total was comprised of $5,399,000 of finished goods, $50,569,000 of work in process, and $8,181,000 of raw material and supplies.

C.   ACCRUED LIABILITIES:

At December 31, 2015, accrued liabilities consisted of payroll $5,164,000, product liability $5,370,000, environmental $1,180,000, and other $1,684,000.  At December 31, 2014, accrued liabilities consisted of payroll $7,045,000,  product liability $5,490,000, environmental $1,390,000, and other $1,755,000.

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

D.   TREASURY STOCK:

As of December 31, 2015, the Company has authority from the Board of Directors to reacquire an additional 504,512 shares.  During 2015, 88 shares were acquired from a participant in the Company’s Incentive Compensation Plan described in Note F to cover that participant’s tax withholding obligation related to a vested stock grant in accordance with the Plan’s rules. No shares were reacquired in 2014 or 2013.   Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

During 2015, 2014, and 2013, the Company granted 5,779,  7,367 and 8,102 shares of restricted stock, respectively, to 21 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plan, the restricted stock vests on specified dates in 2018 through 2021, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $333,000, $265,000, and $123,000 in 2015, 2014, and 2013, respectively. As of December 31, 2015, there was approximately $1,258,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 3.9 years.  There were 2,570,  0, and 0 shares of restricted stock that vested during 2015, 2014,  and 2013, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2015		2014		2013
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	23,668	$79.02	16,301	$84.96	8,393	$96.28
Granted	5,779	84.90	7,367	65.87	8,102	73.28
Vested	(2,570)	103.65	0		0
Forfeited	(290)	78.12	0		(194)	86.97
Non-vested at end of period	26,587	$78.02	23,668	$79.02	16,301	$84.96

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,098,000 in 2015, $1,066,000 in 2014, and $598,000 in 2013. In addition, the Company made cash contributions of $941,000 in 2015, $887,000 in 2014, and $812,000 in 2013 to the 401(k) Plan.  The Company also contributed $393,000, $307,000, and $364,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2015, 2014, and 2013, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes:

	For Years Ended December 31 (in thousands)
	2015	2014	2013
Current:
Federal	$20,568	$13,448	$20,224
State	724	1,377	(3,345)
	21,292	14,825	16,879
Deferred:
Federal	(989)	(651)	(531)
State	(9)	(354)	745
	(998)	(1,005)	214
Total tax provision	$20,294	$13,820	$17,093

The effective rate of the provision for income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	0.8%	1.6%	(2.9%)
Tax exempt interest and dividends	0.0%	(0.1%)	(0.2%)
Other	(2.7%)	(2.5%)	(2.6%)
Effective rate	33.1%	34.0%	29.3%

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

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2015	2014
Deferred tax assets
Goodwill and other intangibles	$4,915	$4,239
Doubtful accounts	3,561	3,365
Insurance (primarily product liability)	1,934	1,994
Vacation	993	954
Inventory	520	778
Other	847	905
Total deferred tax assets	12,770	12,235

Deferred tax liabilities
Depreciation	9,440	8,529
State tax refunds	-	1,371
Other	(6)	-
Total deferred tax liabilities	9,434	9,900

Net deferred tax assets (liabilities)	$3,336	$2,335

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2015, the carrying amount of the Company’s gross unrecognized tax benefits was $312,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2015 and 2014:

	(In thousands)
	2015	2014
Balance at January 1	$238	$204
Increases for tax positions taken related to the current year	83	66
Increases for tax positions taken related to prior years	23	-
Decreases for tax positions taken related to prior years	-	(8)
Lapse of statute of limitations	(32)	-
Settlements	-	(24)
Balance at December 31	$312	$238

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  For the year ended December 31, 2015, $482,000 of interest income associated with the tax refund mentioned above is included in tax expense.  During the years ended December 31, 2015 and 2014, the Company accrued approximately $13,000 and $9,000 in interest expense, respectively.

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

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 10% of consolidated net sales for the years ended December 31, 2015 and 2014.    No customers in the Housewares/Small Appliance or Absorbent Products segments accounted for more than 10% of consolidated net sales for the year ended December 31, 2013.

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

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2015, 2014, and 2013, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2015,  196 employees of Amron, or 18% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 29, 2020.

Raw materials for the Absorbent Products segment are commodities that are typically available from multiple sources.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the City of Eau Claire.  As of December 31, 2015, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2015, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $1,180,000 and $1,390,000 as of December 31, 2015 and 2014, respectively, and is included in accrued liabilities on the balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2016	$250
2017	185
2018	149
2019	134
2020	118
Thereafter	344
$1,180

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

In the following summary, operating profit represents earnings (loss) before other income (loss), principally interest income, and income taxes.  The Company's segments operate discretely from each other with no shared manufacturing facilities.  Costs associated with corporate activities (such as cash and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliance segment for all periods presented.

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Year ended December 31, 2015
External net sales	$125,944	$229,705	$72,041	$427,690
Gross profit (loss)	28,732	61,978	(1,133)	89,577
Operating profit (loss)	18,042	46,419	(4,067)	60,394
Total assets	184,386	143,189	59,809	387,384
Depreciation and amortization	923	7,905	6,772	15,600
Capital expenditures	3,955	121	2,385	6,461

Year ended December 31, 2014
External net sales	$125,653	$221,545	$65,165	$412,363
Gross profit (loss)	25,373	57,209	(5,381)	77,201
Operating profit (loss)	15,449	32,317	(7,835)	39,931
Total assets	161,813	149,466	62,792	374,071
Depreciation and amortization	954	14,555	6,310	21,819
Capital expenditures	571	1,165	9,551	11,287

Year ended December 31, 2013
External net sales	$137,225	$206,198	$76,765	$420,188
Gross profit	26,850	50,168	2,334	79,352
Operating profit	16,984	40,463	167	57,614
Total assets	164,900	159,775	62,106	386,781
Depreciation and amortization	1,072	2,241	5,631	8,944
Capital expenditures	947	23,728	11,581	36,256

M.   OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities and equipment under non-cancelable operating leases, many of which contain renewal options ranging from one to five years.  Rent expense was approximately $888,000, $825,000, and $866,000 for the years ended December 31, 2015, 2014, and 2013, respectively.  Future minimum annual rental payments required under operating leases are as follows:

Years ending December 31:	(In thousands)
2016	$407
2017	252
2018	226
2019	30
2020	13
$928

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2015 and 2014:

	(In thousands, except per share data)
Quarter	Net Sales	Gross Profit	Net Earnings	Earnings per Share (Basic & Diluted)
2015
First	$100,999	$20,879	$8,109	$1.17
Second	102,371	20,433	9,120	1.31
Third	90,901	19,121	8,111	1.17
Fourth	133,419	29,144	15,156	2.18
Total	$427,690	$89,577	$40,496	$5.83

2014
First	$86,554	$15,720	$4,690	$0.68
Second	88,312	16,142	4,171	0.60
Third	95,463	16,165	5,123	0.74
Fourth	142,034	29,174	12,493	1.80
Total	$412,363	$77,201	$26,477	$3.82

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The other segments are typically non-seasonal.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the third quarter. As of December 31, 2015 and 2014, the line of credit limit was set at $5,000,000, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.  In addition, the Company had issued commercial letters of credit totaling $303,138 and $200,000 as of December 31, 2015 and 2014, respectively, related to performance on certain customer contracts.  As of December 31, 2015, the entire balance of the issued letters of credit had not been drawn upon.

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

R.   CONTINGENT CONSIDERATION LIABILITY

During 2013, the Company adjusted its recorded liability for contingent consideration related to the 2011 acquisition of the assets of ALS Technologies, Inc. described above in Note L.  During the fourth quarter of 2013, the Company estimated that the earnings targets for the three calendar years following the year of acquisition, upon which the contingent consideration liability was based, would not be achieved.  As a result, the entire contingent consideration liability of $3,000,000 was reversed and resulted in an additional $3,000,000 of pre-tax earnings for 2013.  See Note A(9) for a discussion of a goodwill impairment loss of $2,840,000 in 2013 and Note A(10) for a discussion of the other intangible impairment loss of $2,063,000 in 2014 related to ALS.

S.   OTHER

The Company has entered into a licensing agreement with another firm that is developing certain products that would complement the assortment of products currently sold by the Housewares/Small Appliances segment.  Under the agreement, the Company has advanced the entity funds and has agreed to advance the entity additional funds as certain goals are achieved.  In addition, the Company has also agreed to pay royalties to the entity on the commercial sales of the developed products.  As of December 31, 2015, a note receivable plus accrued interest of $3,940,000 related to the license agreement was classified as Note Receivable on the Company’s Consolidated Balance Sheet.

T.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material events or transactions.

On February 12, 2016, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $4.05.  On March 15, 2016, a payment of $35,161,000 was made to the shareholders of record as of March 1, 2016.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying Schedule II, Valuation and Qualifying Accounts.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 15, 2016

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands)
Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2015	$1,419	$516	$-	$39	$1,896
Year ended December 31, 2014	$1,078	$532	$19	$210	$1,419
Year ended December 31, 2013	$6,111	$655	$130	$5,818	$1,078

Allowance for doubtful note receivable:
Year ended December 31, 2015	$-	$-	$-	$-	$-
Year ended December 31, 2014	$-	$-	$-	$-	$-
Year ended December 31, 2013	$1,592	$162	$-	$1,754	$-

Notes:
(A) Amounts charged to selling and general expenses.

(B)  Amounts charged to other accounts.  For the year ended December 31, 2013, this amount primarily reflects the reclassification of the Allowance for doubtful note receivable balance to Allowance for doubtful accounts.  For the year ended December 31, 2014, this amount reflects the reserve for doubtful accounts recorded in association with a business acquisition that was completed during 2014, which is described in Note P to the Company's Consolidated Financial Statements.

(C)  Principally bad debts written off, net of recoveries.  The amounts shown for the year ended December 31, 2013 were attributable to balances reserved in prior years.  The corresponding receivables were written off in 2013.