Form 10-Q
period 2016-04-03
NATIONAL PRESTO INDUSTRIES INC
filed 2016-05-13
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 3, 2016

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

There were 6,944,373  shares of the Issuer’s Common Stock outstanding as of May 1, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
April 3, 2016 and December 31, 2015
(Dollars in thousands)
	April 3, 2016 (Unaudited)		December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$29,876		$56,222

Marketable securities		36,318		32,259

Accounts receivable, net		55,823		67,528

Inventories:
Finished goods	$34,064		$32,585

Work in process	65,104		57,484

Raw materials and supplies	8,768	107,936	8,553	98,622

Other current assets		7,566		6,961

Total current assets		237,519		261,592

PROPERTY, PLANT AND EQUIPMENT	178,124		177,628

Less allowance for depreciation	88,602	89,522	86,322	91,306

GOODWILL		11,485		11,485

INTANGIBLE ASSETS, net		4,903		5,471

NOTE RECEIVABLE		3,972		3,940

DEFERRED INCOME TAXES		3,333		3,336

OTHER ASSETS		9,832		10,254

		$360,566		$387,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
April 3, 2016 and December 31, 2015
(Dollars in thousands)

	April 3, 2016 (Unaudited)		December 31, 2015
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$31,464		$32,536

Federal and state income taxes		3,314		2,196

Accrued liabilities		13,737		13,398

Total current liabilities		48,515		48,130

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441

Paid-in capital	7,239		6,775

Retained earnings	312,849		340,799

Accumulated other comprehensive loss	(4)		(9)

	327,525		355,006

Treasury stock, at cost	15,474		15,752

Total stockholders' equity		312,051		339,254

		$360,566		$387,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended April 3, 2016 and April 5, 2015
(Unaudited)
(In thousands except per share data)	Three Months Ended
	2016	2015
Net sales	$86,497	$100,999

Cost of sales	68,716	80,120

Gross profit	17,781	20,879

Selling and general expenses	6,503	6,161

Intangibles amortization	568	2,394

Operating profit	10,710	12,324

Other income	183	75

Earnings before provision for income taxes	10,893	12,399

Provision for income taxes	3,682	4,290

Net earnings	$7,211	$8,109

Weighted average shares outstanding:
Basic and diluted	6,964	6,943

Net earnings per share:
Basic and diluted	$1.04	$1.17

Comprehensive income:

Net earnings	$7,211	$8,109

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	5	7

Comprehensive income	$7,216	$8,116

Cash dividends declared and paid per common share	$5.05	$4.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 3, 2016 and April 5, 2015
(Unaudited)
(Dollars in thousands)
	2016	2015
Cash flows from operating activities:
Net earnings	$7,211	$8,109
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,411	2,485
Intangibles amortization	568	2,394
Provision for doubtful accounts	4	6
Noncash retirement plan expense	198	231
Other	89	38
Changes in:
Accounts receivable	11,701	17,400
Inventories	(9,314)	(4,171)
Other assets and current assets	(183)	(8,737)
Accounts payable and accrued liabilities	(733)	(1,194)
Federal and state income taxes	1,097	6,256
Net cash provided by operating activities	13,049	22,817

Cash flows from investing activities:
Marketable securities purchased	(5,313)	(2,015)
Marketable securities - maturities and sales	1,263	3,838
Purchase of property, plant and equipment	(629)	(1,553)
Sale of property, plant and equipment	2	22
Net cash provided by (used in) investing activities	(4,677)	292

Cash flows from financing activities:
Dividends paid	(35,161)	(28,114)
Proceeds from sale of treasury stock	443	323
Other	-	(5)
Net cash used in financing activities	(34,718)	(27,796)

Net decrease in cash and cash equivalents	(26,346)	(4,687)
Cash and cash equivalents at beginning of period	56,222	54,043
Cash and cash equivalents at end of period	$29,876	$49,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of December 31, 2015 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2015  Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

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

		(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended April 3, 2016
External net sales	$21,396	$44,546	$20,555	$86,497
Gross profit	4,606	11,761	1,414	17,781
Operating profit	1,698	8,439	573	10,710
Total assets	148,284	151,730	60,552	360,566
Depreciation and amortization	241	1,290	1,448	2,979
Capital expenditures	439	33	157	629

Quarter ended April 5, 2015
External net sales	$23,293	$59,678	$18,028	$100,999
Gross profit (loss)	4,840	16,088	(49)	20,879
Operating profit (loss)	2,026	11,074	(776)	12,324
Total assets	148,600	144,208	65,301	358,109
Depreciation and amortization	235	3,035	1,609	4,879
Capital expenditures	132	34	1,387	1,553

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

At April 3, 2016 and December 31, 2015, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the three months ended April 3, 2016.

(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 3, 2016
Tax-exempt Municipal Bonds	$23,242	$23,236	$6	$12
Variable Rate Demand Notes	13,082	13,082	-	-
Total Marketable Securities	$36,324	$36,318	$6	$12

December 31, 2015
Tax-exempt Municipal Bonds	$20,129	$20,115	$4	$18
Variable Rate Demand Notes	12,144	12,144	-	-
Total Marketable Securities	$32,273	$32,259	$4	$18

Proceeds from maturities and sales of available-for-sale securities totaled $1,263,000 and $3,838,000 for the three month periods ended April 3, 2016 and April 5, 2015,  respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains included in other comprehensive income were $9,000 and $12,000 before taxes for the three month periods ended April 3, 2016 and April 5, 2015,  respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at April 3, 2016 are as follows: $15,054,000 within one year; $11,336,000 beyond one year to five years; $5,551,000 beyond five years to ten years, and $4,377,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to three years.  As of April 3, 2016 and December 31, 2015, $15,832,000 and $16,254,000 of such prepayments, respectively, remained unused and outstanding.    At April 3, 2016 and December 31, 2015,  $6,000,000 of these amounts are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE I – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 provides guidance that simplifies some provisions in stock compensation accounting for tax consequences related to stock payments and amends how excess tax benefits and payments to cover the tax liabilities of award recipients should be classified. ASU 2016-09 also allows an entity to elect an accounting policy for forfeitures and revises the withholding requirements for classifying stock awards as equity. The guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2016-01 to have a material effect on its consolidated financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2015 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 17, 2016, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and information technology system failures or security breaches.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

Comparison of First Quarter 2016 and 2015

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended April 3, 2016 and April 5, 2015.

On a consolidated basis, sales decreased by $14,502,000 (14%), gross profit decreased by $3,098,000 (15%), selling and general expenses increased by $342,000 (6%), and intangibles amortization decreased by $1,826,000 (76%).  Earnings before the provision for income taxes decreased by $1,506,000 (12%), as did net earnings by $898,000 (11%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $1,897,000 from $23,293,000 to $21,396,000, or 8%, primarily due to a decrease in shipments.  Defense net sales decreased by $15,132,000 from $59,678,000 to $44,546,000, or 25%, also primarily reflecting a decrease in units shipped.  Absorbent Products net sales increased by $2,527,000 from $18,028,000 to $20,555,000, or 14%, which was primarily attributable to an increase in shipments.

Housewares/Small Appliance gross profit decreased $234,000 from $4,840,000 to $4,606,000, primarily reflecting the decrease in sales mentioned above.  Defense gross profit decreased $4,327,000 from $16,088,000 to $11,761,000, reflecting the decrease in sales mentioned above, offset by an improved product mix and an increase in production efficiencies.  Absorbent Products gross profit improved by $1,463,000, from a loss of $49,000 to a profit of $1,414,000, primarily reflecting the sales increase mentioned above, as well as improved operating costs incident to the higher sales.

Selling and general expenses for all segments were essentially comparable to last year’s.

Intangibles amortization decreased by $1,826,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the quarter’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2015 Consolidated Financial Statements on Form 10-K. For the quarters ended April 3, 2016 and April 5, 2015, the Company recorded amortization expense of $568,000 and $2,359,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $1,506,000 from $12,399,000 to $10,893,000.  The provision for income taxes decreased from $4,290,000 to $3,682,000, primarily reflecting a decrease in taxable earnings.  Net earnings decreased $898,000 from $8,109,000 to $7,211,000, or 11%.

Liquidity and Capital Resources

Net cash provided by operating activities was $13,049,000 and $22,817,000 for the three months ended April 3, 2016 and April 5, 2015, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first three months of 2016 were net earnings of $7,211,000, which included total non-cash depreciation and amortization expenses of $2,979,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, and a net increase in payable and accrual levels.    These were partially offset by an increase in inventory levels.  Of particular note during the first three months of 2015 were net earnings of $8,109,000, which included total non-cash depreciation and amortization expenses of $4,879,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, and a net increase in payable and accrual levels.  These were partially offset by increases in inventory levels and deposits made with raw material suppliers included in other assets and current assets.

Net cash used in investing activities was $4,677,000 during the first three months of 2016 as compared to $292,000 provided by investing activities during the first three months of 2015.  Of significance were a decrease in net proceeds from marketable securities activity, partially offset by a decrease in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first three months of 2016 and 2015 primarily differed as a result of the $1.00 per share increase in the extra dividend paid during those periods.  Cash flows for both three-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $24,458,000 during the first three months of 2016 to $189,004,000 at April 3, 2016 for the reasons stated above.  The Company's current ratio was 4.9 to 1.0 at April 3, 2016 and 5.4 to 1.0 at December 31, 2015.

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

Impairment and Valuation of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets consist of property, plant and equipment and intangible assets, including the value of a government sales contract. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, the amounts of the cash flows and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. The Company derives the required cash flow estimates from its historical experience and its internal business plans.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 3, 2016.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended April 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended April 3, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: May 13, 2016

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
101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended April 3, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.