Form 10-Q
period 2016-07-03
NATIONAL PRESTO INDUSTRIES INC
filed 2016-08-12
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 3, 2016

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

There were 6,946,318  shares of the Issuer’s Common Stock outstanding as of August 1, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
July 3, 2016 and December 31, 2015
(Dollars in thousands)
	July 3, 2016 (Unaudited)		December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$19,017		$56,222
Marketable securities		56,282		32,259
Accounts receivable, net		53,426		67,528
Inventories:
Finished goods	$37,240		$32,585
Work in process	69,277		57,484
Raw materials and supplies	9,927	116,444	8,553	98,622
Income tax receivable		4,332		-
Other current assets		7,553		6,961
Total current assets		257,054		261,592
PROPERTY, PLANT AND EQUIPMENT	179,643		177,628
Less allowance for depreciation	92,088	87,555	86,322	91,306
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		4,903		5,471
NOTES RECEIVABLE		6,427		3,940
DEFERRED INCOME TAXES		-		3,336
OTHER ASSETS		9,063		10,254
		$376,487		$387,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
July 3, 2016 and December 31, 2015
(Dollars in thousands)

	July 3, 2016 (Unaudited)		December 31, 2015
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$40,692		$32,536
Federal and state income taxes		-		2,196
Accrued liabilities		13,462		13,398
Total current liabilities		54,154		48,130
DEFERRED INCOME TAXES		1,723		-
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	7,450		6,775
Retained earnings	321,123		340,799
Accumulated other comprehensive income (loss)	9		(9)
	336,023		355,006
Treasury stock, at cost	15,413		15,752
Total stockholders' equity		320,610		339,254
		$376,487		$387,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended July 3, 2016 and July 5, 2015
(Unaudited)
(In thousands except per share data)	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Net sales	$87,985	$102,371	$174,482	$203,370
Cost of sales	69,569	81,938	138,285	162,058
Gross profit	18,416	20,433	36,197	41,312
Selling and general expenses	6,352	5,782	12,855	11,943
Intangibles amortization	-	888	568	3,282
Operating profit	12,064	13,763	22,774	26,087
Other income	185	101	368	176
Earnings before provision for income taxes	12,249	13,864	23,142	26,263
Provision for income taxes	3,975	4,744	7,657	9,034
Net earnings	$8,274	$9,120	$15,485	$17,229
Weighted average shares outstanding:
Basic and diluted	6,970	6,951	6,967	6,947
Net earnings per share:
Basic and diluted	$1.19	$1.31	$$2.22	$$2.48
Comprehensive income:
Net earnings	$8,274	$9,120	$15,485	$17,229
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	13	(1)	18	6
Comprehensive income	$8,287	$9,119	$15,503	$17,235
Cash dividends declared and paid per common share	$0.00	$0.00	$5.05	$4.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 3, 2016 and July 5, 2015
(Unaudited)
(Dollars in thousands)
	2016	2015
Cash flows from operating activities:
Net earnings	$15,485	$17,229
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	5,897	5,029
Intangibles amortization	568	3,282
Provision for doubtful accounts	8	77
Noncash retirement plan expense	374	399
Other	497	91
Changes in:
Accounts receivable	14,094	18,401
Inventories	(17,822)	(8,030)
Other assets and current assets	599	(7,337)
Accounts payable and accrued liabilities	8,220	(5,250)
Federal and state income taxes	(1,416)	1,791
Net cash provided by operating activities	26,504	25,682

Cash flows from investing activities:
Marketable securities purchased	(27,386)	(3,640)
Marketable securities - maturities and sales	3,391	4,349
Notes issued	(2,419)	-
Purchase of property, plant and equipment	(2,579)	(2,855)
Sale of property, plant and equipment	2	22
Net cash used in investing activities	(28,991)	(2,124)

Cash flows from financing activities:
Dividends paid	(35,161)	(28,114)
Proceeds from sale of treasury stock	443	323
Other	-	(5)
Net cash used in financing activities	(34,718)	(27,796)

Net decrease in cash and cash equivalents	(37,205)	(4,238)
Cash and cash equivalents at beginning of period	56,222	54,043
Cash and cash equivalents at end of period	$19,017	$49,805

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended July 3, 2016
External net sales	$19,280	$50,236	$18,469	$87,985
Gross profit	3,588	13,898	930	18,416
Operating profit	1,183	10,854	27	12,064
Total assets	161,310	155,032	60,145	376,487
Depreciation and amortization	257	1,776	1,453	3,486
Capital expenditures	453	1,090	407	1,950

Quarter ended July 5, 2015
External net sales	$21,963	$62,646	$17,762	$102,371
Gross profit (loss)	4,413	16,465	(445)	20,433
Operating profit (loss)	1,932	13,102	(1,271)	13,763
Total assets	152,300	142,780	63,876	358,956
Depreciation and amortization	234	1,582	1,616	3,432
Capital expenditures	847	90	365	1,302

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Six Months ended July 3, 2016
External net sales	$40,676	$94,782	$39,024	$174,482
Gross profit	8,194	25,659	2,344	36,197
Operating profit	2,881	19,293	600	22,774
Total assets	161,310	155,032	60,145	376,487
Depreciation and amortization	498	3,066	2,901	6,465
Capital expenditures	892	1,123	564	2,579

Six Months ended July 5, 2015
External net sales	$45,256	$122,324	$35,790	$203,370
Gross profit (loss)	9,253	32,553	(494)	41,312
Operating profit (loss)	3,958	24,176	(2,047)	26,087
Total assets	152,300	142,780	63,876	358,956
Depreciation and amortization	469	4,617	3,225	8,311
Capital expenditures	979	124	1,752	2,855

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

At July 3, 2016 and December 31, 2015, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the six months ended July 3, 2016.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 3, 2016
Tax-exempt Municipal Bonds	$31,177	$31,190	$19	$6
Variable Rate Demand Notes	25,092	25,092	-	-
Total Marketable Securities	$56,269	$56,282	$19	$6

December 31, 2015
Tax-exempt Municipal Bonds	$20,129	$20,115	$4	$18
Variable Rate Demand Notes	12,144	12,144	-	-
Total Marketable Securities	$32,273	$32,259	$4	$18

Proceeds from maturities and sales of available-for-sale securities totaled $2,128,000 and $511,000 for the three month periods ended July 3, 2016 and July 5, 2015,  respectively, and totaled $3,391,000 and $4,349,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains (losses) included in other comprehensive income were $19,000 and $(2,000) before taxes for the three month periods ended July 3, 2016 and July 5, 2015,  respectively, and were $28,000 and $10,000 before taxes for the six month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 3, 2016 are as follows: $21,346,000 within one year; $15,556,000 beyond one year to five years; $5,672,000 beyond five years to ten years, and $13,708,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to three years.  As of July 3, 2016 and December 31, 2015, $15,063,000 and $16,254,000 of such prepayments, respectively, remained unused and outstanding.    At July 3, 2016 and December 31, 2015,  $6,000,000 of these amounts are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE I – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance requires a modified retrospective transition method and early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2015 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held May 17, 2016, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and information technology system failures or security breaches.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

Comparison of Second Quarter 2016 and 2015

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended July 3, 2016 and July 5, 2015.

On a consolidated basis, sales decreased by $14,386,000 (14%), gross profit decreased by $2,017,000 (10%), selling and general expenses increased by $570,000 (10%), and intangibles amortization decreased by $888,000 (100%).  Earnings before the provision for income taxes decreased by $1,615,000 (12%), as did net earnings by $846,000 (9%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $2,683,000 from $21,963,000 to $19,280,000, or 12%, primarily due to a decrease in shipments.  Defense net sales decreased by $12,410,000 from $62,646,000 to $50,236,000, or 20%, also primarily reflecting a decrease in units shipped.  Absorbent Products net sales increased by $707,000 from $17,762,000 to $18,469,000, or 4%, which was primarily attributable to an increase in shipments.

Housewares/Small Appliance gross profit decreased $825,000 from $4,413,000 to $3,588,000, primarily reflecting the decrease in sales mentioned above.  Defense gross profit decreased $2,567,000 from $16,465,000 to $13,898,000, reflecting the decrease in sales mentioned above, offset by an improved product mix.  Absorbent Products gross profit improved by $1,375,000, from a loss of $445,000 to a profit of $930,000, primarily reflecting the sales increase mentioned above, as well as improved operating costs incident to the higher sales.

Selling and general expenses for the Housewares/Small Appliance segment were essentially comparable to last year’s.  Selling and general expenses for the Defense segment increased $569,000, primarily reflecting a non-cash write down of the book value of equipment and increased compensation costs.  The $77,000 increase in selling and general expenses for the Absorbent Products segment was largely due to the non-cash write down of the book value of equipment.

Intangibles amortization decreased by $888,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the quarter’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2015 Consolidated Financial Statements on Form 10-K. For the quarters ended July 3, 2016 and July 5, 2015, the Company recorded amortization expense of $0 and $854,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $1,615,000 from $13,864,000 to $12,249,000.  The provision for income taxes decreased from $4,744,000 to $3,975,000, primarily reflecting a decrease in taxable earnings.  Net earnings decreased $846,000 from $9,120,000 to $8,274,000, or 9%.

Comparison of First Six Months 2016 and 2015

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended July 3, 2016 and July 5, 2015.

On a consolidated basis, sales decreased by $28,888,000 (14%), gross profit decreased by $5,115,000 (12%), selling and general expenses increased by $912,000 (8%), and intangibles amortization decreased by $2,714,000 (83%).  Earnings before the provision for income taxes decreased by $3,121,000 (12%), as did net earnings by $1,744,000 (10%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $4,580,000 from $45,256,000 to $40,676,000, or 10%, primarily attributable to a decrease in shipments.  Defense net sales decreased by $27,542,000 from $122,324,000 to $94,782,000, or 23%, primarily reflecting a decrease in units shipped.  Absorbent Products net sales increased by $3,234,000 from $35,790,000 to $39,024,000, or 9%, which was primarily attributable to an increase in shipments.

Housewares/Small Appliance gross profit decreased $1,059,000 from $9,253,000 to $8,194,000, primarily reflecting the decrease in sales mentioned above.  Defense gross profit decreased $6,894,000 from $32,553,000 to $25,659,000, reflecting the decrease in sales mentioned above, offset by an improved product mix. Absorbent Products gross profit improved by $2,838,000, from a loss of $494,000 to a profit of $2,344,000, primarily reflecting the sales increase mentioned above, as well as improved operating costs incident to the higher sales.

Selling and general expenses for the Housewares/Small Appliance segment were essentially comparable to last year’s.  Selling and general expenses for the Defense segment increased $703,000, primarily reflecting a non-cash write down of the book value of equipment and increased compensation costs.  Selling and general expenses for the Absorbent Products segment increased $191,000, primarily reflecting increased costs related to the increase in sales and the non-cash write down of the book value of equipment mentioned above.

Intangibles amortization decreased by $2,714,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the period’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2015 Consolidated Financial Statements on Form 10-K. For the six months ended July 3, 2016 and July 5, 2015, the Company recorded amortization expense of $568,000 and $3,213,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $3,121,000 from $26,263,000 to $23,142,000.  The provision for income taxes decreased from $9,034,000 to $7,657,000, primarily reflecting a decrease in taxable earnings.  Net earnings decreased $1,744,000 from $17,229,000 to $15,485,000, or 10%.

Liquidity and Capital Resources

Net cash provided by operating activities was $26,504,000 and $25,682,000 for the six months ended July 3, 2016 and July 5, 2015, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first six months of 2016 were net earnings of $15,485,000, which included total non-cash depreciation and amortization expenses of $6,465,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, a net increase in payable and accrual levels, and a decrease in deposits made with raw material suppliers included in other assets and current assets.  These were partially offset by an increase in inventory levels.  Of particular note during the first six months of 2015 were net earnings of $17,229,000, which included total non-cash depreciation and amortization expenses of $8,311,000, and a decrease in accounts receivable levels stemming from cash collections on customer sales.  These were partially offset by increases in inventory levels and deposits made with raw material suppliers included in other assets and current assets; and a net decrease in payable and accrual levels.

Net cash used in investing activities was $28,991,000 during the first six months of 2016 as compared to $2,124,000 during the first six months of 2015.  Of significance were an increase in purchases of marketable securities and the issuance of a note receivable during 2016,  partially offset by a decrease in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first six months of 2016 and 2015 primarily differed as a result of the $1.00 per share increase in the extra dividend paid during those periods.  Cash flows for both six-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $10,562,000 during the first six months of 2016 to $202,900,000 at July 3, 2016 for the reasons stated above.  The Company's current ratio was 4.7 to 1.0 at July 3, 2016 and 5.4 to 1.0 at December 31, 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.0 year.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of July 3, 2016.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended July 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 3, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: August 12, 2016

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
101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 3, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.