Form 10-Q
period 2016-10-02
NATIONAL PRESTO INDUSTRIES INC
filed 2016-11-14
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 2, 2016

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

There were 6,948,664  shares of the Issuer’s Common Stock outstanding as of November 1, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
October 2, 2016 and December 31, 2015
(Dollars in thousands)
	October 2, 2016 (Unaudited)		December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$8,018		$56,222
Marketable securities		65,779		32,259
Accounts receivable, net		58,131		67,528
Inventories:
Finished goods	$40,605		$32,585
Work in process	78,967		57,484
Raw materials and supplies	8,462	128,034	8,553	98,622
Income tax receivable		3,662		-
Other current assets		7,959		6,961
Total current assets		271,583		261,592
PROPERTY, PLANT AND EQUIPMENT	180,965		177,628
Less allowance for depreciation	95,546	85,419	86,322	91,306
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		5,114		5,471
NOTES RECEIVABLE		6,481		3,940
DEFERRED INCOME TAXES		-		3,336
OTHER ASSETS		6,505		10,254
		$386,587		$387,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
October 2, 2016 and December 31, 2015
(Dollars in thousands)

	October 2, 2016 (Unaudited)		December 31, 2015
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$40,651		$32,536
Federal and state income taxes		-		2,196
Accrued liabilities		15,043		13,398
Total current liabilities		55,694		48,130
DEFERRED INCOME TAXES		1,708		-
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	7,675		6,775
Retained earnings	329,429		340,799
Accumulated other comprehensive (loss)	(20)		(9)
	344,525		355,006
Treasury stock, at cost	15,340		15,752
Total stockholders' equity		329,185		339,254
		$386,587		$387,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended October 2, 2016 and October 4, 2015
(Unaudited)
(In thousands except per share data)	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Net sales	$93,078	$90,901	$267,560	$294,271
Cost of sales	74,614	71,780	212,899	233,838
Gross profit	18,464	19,121	54,661	60,433
Selling and general expenses	6,226	6,624	19,081	18,567
Intangibles amortization	-	356	568	3,638
Operating profit	12,238	12,141	35,012	38,228
Other income	223	236	591	412
Earnings before provision for income taxes	12,461	12,377	35,603	38,640
Provision for income taxes	4,157	4,266	11,814	13,300
Net earnings	$8,304	$8,111	$23,789	$25,340
Weighted average shares outstanding:
Basic and diluted	6,972	6,953	6,969	6,948
Net earnings per share:
Basic and diluted	$1.19	$1.17	$$3.41	$$3.65
Comprehensive income:
Net earnings	$8,304	$8,111	$23,789	$25,340
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	29	7	11	1
Comprehensive income	$8,275	$8,104	$23,778	$25,339
Cash dividends declared and paid per common share	$0.00	$0.00	$5.05	$4.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 2, 2016 and October 4, 2015
(Unaudited)
(Dollars in thousands)
	2016	2015
Cash flows from operating activities:
Net earnings	$23,789	$25,340
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	9,390	7,700
Intangibles amortization	568	3,638
Provision for doubtful accounts	12	279
Non-cash retirement plan expense	578	586
Loss (gain) on disposal of property, plant and equipment	431	(21)
Other	126	177
Changes in:
Accounts receivable	9,385	17,588
Inventories	(29,412)	(27,165)
Other assets and current assets	2,751	(5,250)
Accounts payable and accrued liabilities	9,760	(2,678)
Federal and state income taxes	(764)	1,329
Net cash provided by operating activities	26,614	21,523

Cash flows from investing activities:
Marketable securities purchased	(49,256)	(9,871)
Marketable securities - maturities and sales	15,720	7,695
Notes issued	(2,419)	-
Acquisition of intangible assets	(211)	-
Purchase of property, plant and equipment	(3,936)	(5,559)
Sale of property, plant and equipment	2	23
Net cash used in investing activities	(40,100)	(7,712)

Cash flows from financing activities:
Dividends paid	(35,161)	(28,114)
Proceeds from sale of treasury stock	443	323
Other	-	(5)
Net cash used in financing activities	(34,718)	(27,796)

Net decrease in cash and cash equivalents	(48,204)	(13,985)
Cash and cash equivalents at beginning of period	56,222	54,043
Cash and cash equivalents at end of period	$8,018	$40,058

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Quarter ended October 2, 2016
External net sales	$23,716	$50,817	$18,545	$93,078
Gross profit	3,779	13,634	1,051	18,464
Operating profit	1,167	10,745	326	12,238
Total assets	165,523	161,663	59,401	386,587
Depreciation and amortization	257	1,778	1,458	3,493
Capital expenditures	-	967	390	1,357

Quarter ended October 4, 2015
External net sales	$27,704	$44,621	$18,576	$90,901
Gross profit	6,224	12,700	197	19,121
Operating profit (loss)	3,040	9,654	(553)	12,141
Total assets	162,606	144,239	62,924	369,769
Depreciation and amortization	219	1,050	1,758	3,027
Capital expenditures	2,400	(3)	307	2,704

	(in thousands)
	Housewares / Small Appliances	Defense Products	Absorbent Products	Total
Nine Months ended October 2, 2016
External net sales	$64,392	$145,599	$57,569	$267,560
Gross profit	11,973	39,293	3,395	54,661
Operating profit	4,048	30,038	926	35,012
Total assets	165,523	161,663	59,401	386,587
Depreciation and amortization	755	4,844	4,359	9,958
Capital expenditures	892	2,090	954	3,936

Nine Months ended October 4, 2015
External net sales	$72,960	$166,945	$54,366	$294,271
Gross profit (loss)	15,477	45,253	(297)	60,433
Operating profit (loss)	6,998	33,830	(2,600)	38,228
Total assets	162,606	144,239	62,924	369,769
Depreciation and amortization	688	5,667	4,983	11,338
Capital expenditures	3,379	121	2,059	5,559

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

At October 2, 2016 and December 31, 2015, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the nine months ended October 2, 2016.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
October 2, 2016
Tax-exempt Municipal Bonds	$28,913	$28,883	$2	$32
Variable Rate Demand Notes	36,896	36,896	-	-
Total Marketable Securities	$65,809	$65,779	$2	$32

December 31, 2015
Tax-exempt Municipal Bonds	$20,129	$20,115	$4	$18
Variable Rate Demand Notes	12,144	12,144	-	-
Total Marketable Securities	$32,273	$32,259	$4	$18

Proceeds from maturities and sales of available-for-sale securities totaled $12,329,000 and $3,346,000 for the three month periods ended October 2, 2016 and October 4, 2015,  respectively, and totaled $15,720,000 and $7,695,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $44,000 and $10,000 before taxes for the three month periods ended October 2, 2016 and October 4, 2015,  respectively, and were $16,000 and $1,000 before taxes for the nine month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at October 2, 2016 are as follows: $22,406,000 within one year; $11,721,000 beyond one year to five years; $6,638,000 beyond five years to ten years, and $25,014,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to three years.  As of October 2, 2016 and December 31, 2015,  $12,505,000 and $16,254,000 of such prepayments, respectively, remained unused and outstanding.    At October 2, 2016 and December 31, 2015, $6,000,000 of these amounts were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE I – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 provides guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

Comparison of Third Quarter 2016 and 2015

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended October 2, 2016 and October 4, 2015.

On a consolidated basis, sales increased by $2,177,000 (2%), gross profit decreased by $657,000 (3%), selling and general expenses decreased by $398,000 (6%), and intangibles amortization decreased by $356,000 (100%).  Earnings before the provision for income taxes increased by $84,000 (1%), as did net earnings by $193,000 (2%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $3,988,000 from $27,704,000 to $23,716,000, or 14%,  largely due to a decrease in shipments. Defense net sales increased by $6,196,000 from $44,621,000 to $50,817,000, or 14%, primarily reflecting an increase in units shipped.  Absorbent Products net sales were essentially flat.

Housewares/Small Appliance gross profit decreased $2,445,000 from $6,224,000 to $3,779,000, primarily reflecting the decrease in sales mentioned above and higher repairs and maintenance costs.  Defense gross profit increased $934,000 from $12,700,000 to $13,634,000, primarily reflecting the increase in sales mentioned above.  Absorbent Products gross profit improved by $854,000, from $197,000 to $1,051,000, primarily reflecting improved operating costs resulting from improved efficiencies and lower material costs.

Selling and general expenses for the Housewares/Small Appliance segment decreased $572,000, primarily reflecting lower employee benefit cost accruals of $1,319,000, partially offset by higher accruals for product liability of $546,000.  Selling and general expenses for the Defense segment increased $199,000, primarily reflecting increased legal and professional costs.    Selling and general expenses for the Absorbent Products segment were essentially flat.

Intangibles amortization decreased by $356,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the quarter’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2015 Consolidated Financial Statements on Form 10-K. For the quarters ended October 2, 2016 and October 4, 2015, the Company recorded amortization expense of $0 and $322,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $84,000 from $12,377,000 to $12,461,000.  The provision for income taxes decreased nominally from $4,266,000 to $4,157,000. Net earnings increased $193,000 from $8,111,000 to $8,304,000, or 2%.

Comparison of First Nine Months 2016 and 2015

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended October 2, 2016 and October 4, 2015.

On a consolidated basis, sales decreased by $26,711,000 (9%), gross profit decreased by $5,772,000 (10%), selling and general expenses increased by $514,000 (3%), and intangibles amortization decreased by $3,070,000 (84%).  Earnings before the provision for income taxes decreased by $3,037,000 (8%), as did net earnings by $1,551,000 (6%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $8,568,000 from $72,960,000 to $64,392,000, or 12%, primarily due to a decrease in shipments.  Defense net sales decreased by $21,346,000 from $166,945,000 to $145,599,000, or 13%, primarily reflecting a decrease in units shipped.  Absorbent Products net sales increased by $3,203,000 from $54,366,000 to $57,569,000, or 6%, which was primarily attributable to an increase in shipments.

Housewares/Small Appliance gross profit decreased $3,504,000 from $15,477,000 to $11,973,000, primarily reflecting the decrease in sales mentioned above and higher repairs and maintenance costs.  Defense gross profit decreased $5,960,000 from $45,253,000 to $39,293,000, primarily reflecting the decrease in sales mentioned above. Absorbent Products gross profit improved by $3,692,000, from a loss of $297,000 to a profit of  $3,395,000, primarily reflecting the sales increase mentioned above, improved operating costs incident to the higher sales,  improved efficiencies, and lower material costs.

Selling and general expenses for the Housewares/Small Appliance segment decreased $554,000, primarily reflecting lower employee benefit cost accruals of $1,363,000, partially offset by higher accruals for product liability of $404,000. Selling and general expenses for the Defense segment increased $902,000, primarily reflecting a non-cash write down of the book value of equipment of $375,000, increased employee compensation and benefit costs of $352,000, and increased legal and professional costs of $197,000. Selling and general expenses for the Absorbent Products segment increased $166,000, primarily reflecting increased costs related to the increase in sales.

Intangibles amortization decreased by $3,070,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the period’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2015 Consolidated Financial Statements on Form 10-K. For the nine months ended October 2, 2016 and October 4, 2015, the Company recorded amortization expense of $568,000 and $3,534,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $3,037,000 from $38,640,000 to $35,603,000.  The provision for income taxes decreased from $13,300,000 to $11,814,000, primarily reflecting a decrease in taxable earnings.  Net earnings decreased $1,551,000 from $25,340,000 to $23,789,000, or 6%.

Liquidity and Capital Resources

Net cash provided by operating activities was $26,614,000 and $21,523,000 for the nine months ended October 2, 2016 and October 4, 2015, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first nine months of 2016 were net earnings of $23,789,000, which included total non-cash depreciation and amortization expenses of $9,958,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, a net increase in payable and accrual levels, and a decrease in deposits made with raw material suppliers included in other assets and current assets.  These were partially offset by an increase in inventory levels.  Of particular note during the first nine months of 2015 were net earnings of $25,340,000, which included total non-cash depreciation and amortization expenses of $11,338,000, and a decrease in accounts receivable levels stemming from cash collections on customer sales.  These were partially offset by increases in inventory levels and deposits made with raw material suppliers included in other assets and current assets; and a net decrease in payable and accrual levels.

Net cash used in investing activities was $40,100,000 during the first nine months of 2016 as compared to $7,712,000 during the first nine months of 2015.  Of significance were an increase in purchases of marketable securities,  the issuance of a note receivable during 2016,  and the acquisition of intangible assets in the Defense segment.  These were partially offset by a decrease in the acquisition of property, plant, and equipment.

Cash flows from financing activities for the first nine months of 2016 and 2015 primarily differed as a result of the comparative $1.00 per share increase in the extra dividend paid during the 2016 period.  Cash flows for both nine-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital increased by $2,427,000 during the first nine months of 2016 to $215,889,000 at October 2, 2016 for the reasons stated above.  The Company's current ratio was 4.9 to 1.0 at October 2, 2016 and 5.4 to 1.0 at December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of October 2, 2016.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended October 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended October 2, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: November 14, 2016

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
101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended October 2, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.