Form 10-K
period 2016-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2017-03-16
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $459,511,275.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2017  was 6,953,780.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2016 Annual Report and portions of its Proxy Statement for its 2017 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

A.  DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company" or “National Presto”) consists of two business segments.  For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements.  The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances.  The Defense segment manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases; performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the U.S. Government and prime contractors; produces and sells a variety of less lethal products and support accessories, and provides training for the use of less lethal products; and manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $67,000,000, subject to customary post-closing adjustments.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion, at a future date.  As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note R to the Company’s Consolidated Financial Statements for further discussion. The operations of PAPI previously comprised the Company’s Absorbent Products segment which manufactured and sold private label and branded adult incontinence products.

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

For the year ended December 31, 2016, approximately 12% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 18% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, tea kettles, electric stainless steel appliances, non-cast fryers and heaters).  For the year ended December 31, 2015, approximately 13% of consolidated net sales were provided by cast products, and approximately 21% by noncast/thermal appliances.  For the year ended December 31, 2014, approximately 13% of consolidated net sales were provided by cast products, and approximately 22% by noncast/thermal appliances. For the years ended December 31, 2016, 2015 and 2014, this segment had one customer which accounted for 10% or more of the Company’s consolidated net sales.  That customer was Wal-Mart Stores, Inc., which accounted for 11%, 12%, and 12% of consolidated net sales in the years ended December 31, 2016, 2015, and 2014, respectively.  The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

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

The Company has a sales force of 11 employees that sell to and service most customers.  A few selected accounts are handled by manufacturers' representatives who may also sell other product lines.  Sales promotional activities are conducted primarily through the use of newspaper advertising, in store promotions, and digital advertising.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient.  Product competition extends to special product features, product pricing, product quality, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

Research and development costs related to new product development for the years 2016, 2015, and 2014 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

2. Defense Segment

AMTEC Corporation was acquired on February 24, 2001, and manufactures 40mm ammunition, and precision mechanical and electro-mechanical products for the U.S. Department of Defense (DOD) and DOD prime contractors.  AMTEC’s 106,000 square foot manufacturing facility located in Janesville, Wisconsin, which includes the Company’s 2016 construction of 31,000 square feet of manufacturing space to meet anticipated production needs, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators).  AMTEC is also the prime contractor for the 40mm ammunition system to the DOD (more fully described below).

Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors.  Spectra maintains 354,000 square feet of space located in East Camden, Arkansas, dedicated primarily to Load, Assemble and Pack (LAP) type work.

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

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years.  AMTEC was awarded the majority share of requirements, and the Army estimated the total for the two contract awards, if all of the options were fully exercised, to be $1.3 billion.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement.  The total dollar amount of this contract awarded to AMTEC was  $566,000,000.  The Company expects deliveries under this contract to continue into 2018.  In addition, as part of an acquisition of a group of assets from DSE, Inc. completed on November 7, 2013 (see Note Q to the Consolidated Financial Statements), AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the second 40mm contract were $147,000,000 through 2016.    Additional shipments under the contract will be made during 2017 and 2018.  The Company submitted its bid for a third contract, and although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remained and were subsequently awarded to AMTEC as the Army’s FY16 40mm requirements in a single award valued at $84,500,000.  The Company expects shipments under this FY16 contract will be made during 2017 and 2018.  AMTEC will be submitting a bid in early 2017 for the Army’s next five-year 40mm system contract to cover FY17-21 requirements, with an award decision expected in September 2017.

During June of 2015, the U.S. Army awarded AMTEC two contracts to develop the next generation of 40mm high and low velocity training rounds.  Two contracts, one in each category, were also awarded to other contractors.  The values of AMTEC’s high and low velocity development awards were $2,985,000 and $2,990,000, respectively. Although the project was scheduled for completion in the first quarter of 2017, the work was finished during 2016 and samples were sent at year-end.  Each contract has three production option years beginning in 2018. If exercised, the first year would be at a low initial rate, while the last two years would be at a full production rates.  The Army will test each competitor’s samples and will select the rounds in each category that provide the best value, at which point it will decide whether to exercise the production options under the applicable contracts. The Army’s decision on both contracts is expected by September 2017.

During 2016, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2010 contract applied to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

B.  OTHER COMMENTS

1. Sources and Availability of Materials

See Note J to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses

Patents, particularly on new products, trademarks and know-how are considered significant to the Company’s Housewares/Small Appliance segment.  The Company's current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress).  Removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights.  The Company has dozens of U.S. and foreign patents pending and granted.  Of those U.S. patents granted, the following is a non-exhaustive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents):  Quick Release Appliance Cord Assemblies (US 6,719,576, December 2022,  and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,740 and 6,354,194, March 2019), Coffee brewer (US D695,064, December 2027), Griddle w/ folding legs (US 7,635,827, November 2027), Griddle w/ attached warming tray (US D674,656, January 2027), Low profile griddle (US D575,098, August 2022), Stirring popcorn maker (US D615,797, May 2024), and Parabolic Heater (US D633,189, February 2025).  To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.  The Defense segment holds a United States patent related to its non-dud signature training round (US 8,640,621, Oct 2029), which would be deemed significant to their respective operations.

3. Effects of Compliance with Environmental Regulations

In May 1986, the Company's Eau Claire, Wisconsin, site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of hazardous waste deposited on the property.  At year end 1998, all remediation projects at the Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.

Based on factors known as of December 31, 2016, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company

As of December 31, 2016, the Company and its subsidiaries had 1,138 employees compared to 1,090 employees at the end of December 2015.

Approximately 174 employees of Amron are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 29, 2020.

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

The contract backlog of the Defense segment was approximately $359,000,000, $284,000,000, and $407,000,000 at December 31, 2016, 2015, and 2014, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period, after December 31, 2016.

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

ITEM 1A. RISK FACTORS

The Company’s two business segments described above are all subject to a number of risk factors, the occurrence of any one or more of which could have a significant adverse impact on the business, financial condition, or results of operations of the Company as a whole.

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

Tax reform could have a negative impact on top line and after tax profitability.

One element of proposed tax reforms is a border adjustment tax, which disallows any imported item as an expense.  If implemented, the adjustment could increase the Company’s corporate income tax and ultimately might require significant price increases that could have a negative impact on unit volume and in turn top line volume and operating profits.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

The Company's Eau Claire facility is approximately 522,000 square feet, of which approximately 380,000 square feet was formerly occupied by Presto Absorbent Products, Inc. and subsequently, beginning on January 3, 2017, is leased to Drylock Technologies, LTD mentioned in Item  1 of this Form 10-K.  The Company's corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin; East Camden, Arkansas; Perry, Florida; and Clear Lake, South Dakota.

The Janesville, Wisconsin facility is comprised of approximately 106,000 square feet, which includes the Company’s 2016 construction of 31,000 square feet of manufacturing space to meet anticipated needs.   The Antigo, Wisconsin facility is comprised of approximately 208,000 square feet and the Perry, Florida facility is comprised of approximately 54,000 square feet. The East Camden, Arkansas operation leases approximately 354,000 square feet.  The Company acquired the 88,000 square foot Clear Lake, South Dakota facility in 2014 as part of a business combination, which is described in Note P to the Company’s Consolidated Financial Statements.

There are two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance segment.  The Jackson facility contains 252,000 square feet.  The Company also leases a 255,000 square foot building in Canton which is used primarily for warehousing and distribution and some activities for product service functions.  An additional 72,000 square feet has been leased in adjacent Canton buildings for warehousing.

The facilities in use for each of the Company’s business segments are believed to be adequate for their ongoing business needs.

ITEM 3.  LEGAL PROCEEDINGS

See Note I to the Company’s Consolidated Financial Statements.

See Item 1-B-3 of this Form 10-K and Note K to the Consolidated Financial Statements for information regarding certain environmental matters.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2016			2015
	Applicable			Applicable
	Dividends Paid	Market Price		Dividends Paid	Market Price
	per Share	High	Low	per Share	High	Low

First Quarter*	$5.05	$88.00	$72.30	$4.05	$67.90	$56.31
Second Quarter	—	94.98	81.96	—	81.74	61.77
Third Quarter	—	96.25	85.14	—	87.96	63.87
Fourth Quarter	—	108.70	83.68	—	93.97	78.13

Full Year	$5.05	$108.70	$72.30	$4.05	$93.97	$56.31

* First quarter 2016 includes a regular dividend of $1.00 and an extra dividend of $4.05.  First quarter 2015 includes a regular dividend of $1.00 and an extra dividend of $3.05.

On February 10, 2017, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $4.50.  On March 15, 2017, a payment of $38,405,000 was made to the shareholders of record as of March 1, 2017.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 1, 2017, there were 274 holders of record of the Company’s common stock.  This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2016, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2016 Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2016	2015	2014	2013		2012
Net sales	$341,905	$355,649	$347,198	$343,423		$390,021

Earnings from continuing operations	$41,915	$42,162	$30,752	$39,985		$44,701
Earnings (loss) from discontinued operations, net of tax	2,649	(1,666)	(4,275)	1,267		(5,826)
Net earnings	44,564	40,496	26,477	41,252		38,875

Earnings (loss) per share - basic and diluted
From continuing operations	$6.01	$6.07	$4.44	$5.79		$6.49
From discontinued operations, net of tax	0.38	(0.24)	(0.62)	0.18		(0.85)
Net earnings per share	6.39	5.83	3.82	5.97		5.64

Total assets	$417,594	$387,384	$374,071	$386,781		$346,544

Dividends paid per common share applicable to current year
Regular	$1.00	$1.00	$1.00	$-		$1.00
Extra	4.05	3.05	4.05	-		5.00
2013 Regular	-	-	-	-	*	1.00	*
2013 Extra	-	-	-	-	*	5.50	*
Total	$5.05	$4.05	$5.05	$-		$12.50

* Fiscal year 2012 reflects the 2012 dividend paid in March, as well as a second accelerated payment made in late December of the annual 2013 dividend.  The acceleration was occasioned by the uncertainty over the federal income tax rate that would be in effect in 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2016 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 16, 2017, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production;  shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts which could result, among other things, in the modification or termination of existing contracts;  dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of tooling and equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

DISCONTINUED OPERATIONS

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The operations of PAPI previously comprised the Company’s Absorbent Products segment.

2016 COMPARED TO 2015

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s two business segments for the years ended December 31, 2016 and 2015.

On a consolidated basis, sales decreased by $13,744,000 (4%), gross profit decreased by $3,771,000 (4%), selling and general expense increased by $694,000 (3%), and intangibles amortization decreased by $4,452,000 (86%).  Other income, principally interest, increased by $413,000  (104%), while earnings from continuing operations before provision for income taxes increased by $400,000 (1%), and earnings from continuing operations decreased by $247,000 (1%). Earnings from discontinued operations, net of tax, increased $4,315,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $17,816,000, from $125,944,000 to $108,128,000, or 14%, primarily due to a decrease in shipments.  Defense net sales increased by $4,072,000, from $229,705,000 to $233,777,000, or 2%, reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $6,492,000 from $27,455,000 (22% of sales) in 2015 to $20,963,000 (19% of sales) in 2016, primarily reflecting the decrease in sales mentioned above and higher repairs and maintenance costs of approximately $883,000.  Defense gross profit increased $2,721,000 from $61,978,000 (27% of sales) to $64,699,000 (28% of sales), primarily reflecting the increase in sales mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment were essentially flat.  Defense segment selling and general expenses increased $757,000, primarily reflecting increased employee compensation and benefit costs of $381,000, increased legal and professional costs of $327,000, and a non-cash write-down of the book value of equipment of $353,000.  These were partially offset by a decrease in the provision for bad debts of $462,000.

Intangible assets primarily consist of the value of a government sales contract, and consulting and non-compete agreements recognized as a result of the acquisition of certain assets of DSE, Inc., more fully described in Note Q to the Company’s Consolidated Financial Statements, and the value of customer relationships, trademarks and non-compete agreements related to AMTEC Less Lethal Systems, Inc. (“ALS”), a reporting unit in the Company’s Defense segment.  ALS was formed in 2011 following the acquisition of certain assets of ALS Technologies, Inc.  The intangible assets are all attributable to the Defense segment.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets were amortized on a straight-line basis that approximates economic use, over periods ranging from 1 to 10 years.  The decrease in amortization is primarily attributable to fewer units shipped under the acquired government sales contract in 2016 than in 2015.

The above items were responsible for the change in operating profit.

Other income increased $413,000, which was primarily attributable to an increase in interest income to the Company’s cash equivalents and marketable securities, due to increased interest rates.

Earnings from continuing operations before provision for income taxes increased $400,000 from $62,922,000 to $63,322,000.  The provision for income taxes from continuing operations increased from $20,760,000 to $21,407,000, which resulted in an effective income tax rate increase from 33% in 2015 to 34% in 2016.  Earnings from continuing operations decreased $247,000 from $42,162,000 to $41,915,000.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Income from discontinued operations increased $4,315,000, from a loss of $1,666,000 to income of $2,649,000, primarily attributable to higher sales and production and a gain on the involuntary conversion of machinery and equipment.

Net earnings increased $4,068,000 from $40,496,000 to $44,564,000.

2015 COMPARED TO 2014

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s two business segments for the years ended December 31, 2015 and 2014.

On a consolidated basis, sales increased by $8,451,000 (2%), gross profit increased by $8,127,000 (10%), selling and general expense increased by $313,000 (2%), and intangibles amortization decreased by $6,818,000 (57%).  Other income, principally interest, increased by $30,000 (8%), while earnings from continuing operations before provision for income taxes increased by $16,725,000 (36%), and earnings from continuing operations increased by $11,410,000 (37%).  Earnings from discontinued operations, net of tax, increased $2,609,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales were essentially flat.  Defense net sales increased by $8,160,000, from $221,545,000 to $229,705,000, or 4%, reflecting an increase in units shipped.

Housewares/Small Appliance gross profit increased $3,358,000 from $24,097,000 (19% of sales) in 2014 to $27,455,000 (22% of sales) in 2015, primarily reflecting a more favorable product mix.  Defense gross profit increased $4,769,000 from $57,209,000 (26% of sales) to $61,978,000 (27% of sales), primarily reflecting the increase in sales mentioned above, augmented by an improved product mix and increased production efficiencies.

Selling and general expenses for the Housewares/Small Appliance segment increased by $765,000, largely due to increases in insurance accruals for employee health benefits and an increased adjustment to the products liability reserve. Defense segment selling and general expenses decreased $452,000, primarily reflecting a decrease in accruals for legal fees of $411,000, the absence of last year’s one time transitional costs of $176,000 associated with the purchase of Tech Ord, which is described in Note P to the Consolidated Financial Statements included in Item 8 of this Form 10-K, and a decrease in employee compensation costs of $159,000.  These decreases were offset mainly by higher costs for information technology upgrades.

Intangible assets primarily consist of the value of a government sales contract, product backlogs, and consulting and non-compete agreements recognized as a result of the acquisition of certain assets of DSE, Inc., more fully described in Note Q to the Company’s Consolidated Financial Statements, and the value of customer relationships, trademarks and non-compete agreements related to AMTEC Less Lethal Systems, Inc. (“ALS”), a reporting unit in the Company’s Defense segment.  ALS was formed in 2011 following the acquisition of certain assets of ALS Technologies, Inc.  The intangible assets are all attributable to the Defense segment.  The government sales contract intangible asset is amortized based on units fulfilled under the three year contract, while the other intangible assets were amortized on a straight-line basis that approximates economic use, over periods ranging from one to ten years.  The decrease in amortization is primarily attributable to fewer units shipped under the acquired government sales contract in 2015 than in 2014.

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

Earnings from continuing operations before provision for income taxes increased $16,725,000 from $46,197,000 to $62,922,000.  The provision for income taxes from continuing operations increased from $15,445,000 to $20,760,000, which resulted in an effective income tax rate of  33% in both years.  Earnings from continuing operations increased $11,410,000 from $30,752,000 to $42,162,000.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Income from discontinued operations improved $2,609,000, from a loss of $4,275,000 to a loss of $1,666,000, primarily attributable to higher sales and lower material costs.

Net earnings increased $14,019,000 from $26,477,000 to $40,496,000.

LIQUIDITY AND CAPITAL RESOURCES

2016 COMPARED TO 2015

Cash provided by operating activities was $66,376,000 during 2016 as compared to $46,275,000 during 2015.  The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2016 were net earnings of $44,564,000, which included total non-cash depreciation and amortization expenses of $14,683,000 and the deferred income tax provision of $6,360,000; increases in net payables; and a decrease in deposits with vendors included in other assets and current assets. These were partially offset by increases in accounts receivable and inventory levels.  Cash provided by discontinued operations was $4,477,000.    Of particular note during 2015 were net earnings of $40,496,000, which included total non-cash depreciation and amortization expenses of $15,600,000; increases in net payables; and a decrease in accounts receivable levels. These were partially offset by an increase in inventory levels and a net increase in deposits with vendors included in other assets and current assets. Cash provided by discontinued operations was $4,733,000.

Net cash used in investing activities was $60,846,000 during 2016 as compared to $16,300,000 used during 2015.  During 2016, the Company expanded its Defense segment’s Janesville, Wisconsin facility, as noted in Item 2 of this 10-K, and continued its expansion of its Absorbent Products business by purchasing plant and equipment, in the combined amount of $6,950,000.  Also of significance were net purchases of marketable securities of $52,256,000; the issuance of a note receivable of $2,419,000; and the acquisition of intangible assets in the Defense segment of $211,000.  These cash outflows were partially offset by proceeds from an insurance settlement of $987,000. Cash used by discontinued operations was $1,139,000. During 2015, the Company expanded its Housewares/Small Appliance segment distribution facility and continued its expansion of the Absorbent Products business by purchasing plant and equipment, in the amount of $6,461,000.  These cash outflows were augmented by net purchases of marketable securities of $9,864,000. Cash used in discontinued operations was $2,385,000.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2016 and 2015, $46,306,000 and $12,144,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2016 and 2015 primarily differed as a result of the $1.00 per share increase in the extra dividend paid during those years.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

As a result of the foregoing factors, cash and cash equivalents decreased in 2016 by $29,188,000 to $27,034,000.

Working capital increased by $62,679,000 to $276,141,000 at December 31, 2016 for the reasons stated above.  The Company’s current ratio was 5.3 to 1.0 at December 31, 2016, compared to 5.4 to 1.0 at December 31, 2015.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments per existing authorized projects and for additional projects if the appropriate return on investment is projected.  See Item 1-A-2.

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

2015 COMPARED TO 2014

Cash provided by operating activities was $46,275,000 during 2015 as compared to $73,213,000 during 2014.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2015 were net earnings of $40,496,000, which included total non-cash depreciation and amortization expenses of $15,600,000; increases in net payables; and a decrease in accounts receivable levels. These were partially offset by an increase in inventory levels and a net increase in deposits with vendors included in other assets and current assets.  Cash provided by discontinued operations was $4,733,000. Of particular note during 2014 were net earnings of $26,477,000, which included total non-cash depreciation and amortization expenses of $21,819,000 and impairment of intangible assets charges of $2,063,000; decreases in accounts receivable and inventory levels; and decreases in deposits with vendors included in other assets and current assets.  These were partially offset by decreases in net payables. Cash provided by discontinued operations was $3,517,000.

Net cash used in investing activities was $16,300,000 during 2015 as compared to $7,531,000 used during 2014.  During 2015, the Company expanded its Housewares/Small Appliance segment distribution facility, as noted in Item 2 of this 10-K, and continued its expansion of the Absorbent Products business by purchasing plant and equipment, in the amount of $6,461,000.  These cash outflows were augmented by net purchases of marketable securities of $9,864,000. Cash used in discontinued operations was $2,385,000. During 2014, the Company continued its expansion of the Absorbent Products business by purchasing plant and equipment in the amount of $11,287,000.  The Company also acquired substantially all of the assets of Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC, which is described in Note P to the Company’s Consolidated Financial Statements, totaling $10,534,000.  These were partially offset by net maturities/sales of marketable securities of $13,983,000.  Cash used in discontinued operations was $9,551,000.

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

Working capital increased by $31,594,000 to $213,462,000 at December 31, 2015 for the reasons stated above.  The Company’s current ratio was 5.4 to 1.0 at December 31, 2015, compared to 5.2 to 1.0 at December 31, 2014.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $359,000,000 at December 31, 2016, and $284,000,000 at December 31, 2015.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period.

CONTRACTUAL OBLIGATIONS

The table below discloses a summary of the Company’s specified contractual obligations at December 31, 2016:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease Obligations	$744	$437	$285	$22	$0
Purchase obligations(1)	192,744	192,744	0	0	0
Total	$193,488	$193,181	$285	$22	$0

(1)Purchase obligations includes outstanding purchase orders at December 31, 2016.  Included are purchase orders issued to the Company’s housewares manufacturers in the Orient and to material suppliers and building contractors in the Defense segment and discontinued operations of the Company’s Absorbent Products business (see Note R to the Company’s Consolidated Financial Statements).  The amount related to discontinued operations is approximately $4,756,000.  The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s or other customers’ products in other applications or return the material to their supplier.  As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

Inventories

New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  There were no such obsolescence issues that had a material effect during the current year and, accordingly, the Company did not record a reserve for obsolete product.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

Sales and Returns

Sales for the Housewares/Small Appliance segment are recorded net of discounts and returns.  The latter pertain primarily to warranty returns, returns of seasonal items, and returns of those newly introduced products sold with a return privilege. The calculation of warranty returns is based in large part on historical data, while seasonal and new product returns are primarily developed using customer provided information.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC 230, the Company’s 7-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market.  The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 0.8 year.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.

The Consolidated Financial Statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Registered Public Accounting Firm can be found on pages F-1 through F-23.

B.	Quarterly financial data is contained in Note N to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2016.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  National Presto Industries, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Assessment of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Presto Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 16, 2017

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	64

Randy F. Lieble	Vice President, Chief Financial Officer, Treasurer, and Director	63

Douglas J. Frederick	Secretary and General Counsel	46

Spencer W. Ahneman	Vice President, Sales	62

Jeffery A. Morgan	Vice President, Engineering	59

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

The information under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders is incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation and Other Information”  and “Summary Compensation Table” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2016 and 2015	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2016, 2015 and 2014	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015 and 2014	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2016, 2015 and 2014	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-22

		f.	Report of Independent Registered Public Accounting Firm	F-23

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-24

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

* Compensatory Plans

Exhibit Number	Description

Exhibit 21	Subsidiaries of the Registrant

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

The following financial information from National Presto Industries, Inc.’s annual report on Form 10-K for the period ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vi) Schedule II - Valuation and Qualifying Accounts.

(c) Schedules:

            Reference is made to Item 15(a)2 of this Form 10-K.

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC. (registrant)

	By:	/S/ Maryjo Cohen
Maryjo Cohen
President and Chief Executive Officer
Date: March 16, 2017

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
Randy F. Lieble
Vice President, Chief Financial
Officer (Principal Financial
Officer), Treasurer, and Director

Date:	March 16, 2017

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

December 31	2016		2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$27,034		$56,222
Marketable securities		84,457		32,259
Accounts receivable	$69,101		$57,374
Less allowance for doubtful accounts	1,816	67,285	1,796	55,578
Inventories:
Finished goods	25,200		27,765
Work in process	66,528		57,397
Raw materials and supplies	3,675	95,403	3,747	88,909
Assets held for sale		58,893		21,663
Other current assets		7,423		6,961
Total current assets		340,495		261,592
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	4,933		4,807
Buildings	47,012		43,392
Machinery and equipment	49,218		48,701
	101,163		96,900
Less allowance for depreciation and amortization	51,688	49,475	43,741	53,159
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		4,961		5,471
NOTES RECEIVABLE		6,534		3,940
DEFERRED INCOME TAXES		-		3,336
ASSETS HELD FOR SALE		-		38,147
OTHER ASSETS		4,644		10,254
		$417,594		$387,384
The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

December 31	2016		2015
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$39,584		$27,748
Federal and state income taxes		6,273		2,196
Accrued liabilities		12,244		12,570
Liabilities held for sale		6,253		5,616
Total current liabilities		64,354		48,130
DEFERRED INCOME TAXES		3,004		-
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2016 and 2015
Issued: 7,440,518 shares at December 31, 2016 and 2015
Outstanding: 6,950,786 and 6,935,471 shares at December 31, 2016 and 2015, respectively	$7,441		$7,441
Paid-in capital	7,913		6,775
Retained earnings	350,203		340,799
Accumulated other comprehensive loss	(47)		(9)
	365,510		355,006
Less treasury stock, at cost, 489,732 and 505,047 shares at December 31, 2016 and 2015, respectively	15,274		15,752
Total stockholders' equity		350,236		339,254
		$417,594		$387,384
The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share data)
	For the years ended December 31,
	2016	2015	2014
Net sales	$341,905	$355,649	$347,198
Cost of sales	256,243	266,216	265,892
Gross profit	85,662	89,433	81,306
Selling and general expenses	22,429	21,735	21,422
Intangibles amortization	721	5,173	11,991
Impairment of finite lived intangible assets	-	-	2,063
Operating profit	62,512	62,525	45,830
Other income, principally interest	810	397	367
Earnings from continuing operations before provision for income taxes	63,322	62,922	46,197
Provision for income taxes from continuing operations	21,407	20,760	15,445
Earnings from continuing operations	41,915	42,162	30,752
Earnings (loss) from discontinued operations, net of tax	2,649	(1,666)	(4,275)
Net earnings	$44,564	$40,496	$26,477

Weighted average common shares outstanding:
Basic and diluted	6,970	6,951	6,930

Earnings (loss) per share, basic and diluted:
From continuing operations	$6.01	$6.07	$4.44
From discontinued operations	0.38	(0.24)	(0.62)
Net earnings per share	$6.39	$5.83	$3.82

Comprehensive income:
Net earnings	44,564	40,496	26,477
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	38	6	11
Comprehensive income	$44,526	$40,490	$26,466

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$44,564	$40,496	$26,477
Adjustments to reconcile net earnings to net cash provided by operating activities:
Intangibles amortization	721	5,173	11,991
Provision for depreciation	13,962	10,427	9,828
Deferred income tax provision (benefit)	6,360	(998)	(1,005)
Impairment of finite lived intangible assets	-	-	2,063
Gain on involuntary conversion of machinery and equipment	(968)	-	-
Loss (gain) on disposal and impairment of property, plant and equipment	434	70	(2)
Provision for doubtful accounts	1	516	532
Noncash retirement plan expense	782	775	705
Other	217	220	141
Changes in operating accounts:
Accounts receivable	(13,539)	708	16,536
Inventories	(7,528)	(9,398)	8,144
Other assets and current assets	5,148	(2,894)	5,291
Accounts payable and accrued liabilities	12,145	(2,684)	(6,033)
Federal and state income taxes receivable/payable	4,077	3,864	(1,455)
Net cash provided by operating activities	66,376	46,275	73,213

Cash flows from investing activities:
Marketable securities purchased	(86,119)	(20,170)	(8,976)
Marketable securities - maturities and sales	33,863	10,306	22,959
Purchase of property, plant and equipment	(6,950)	(6,461)	(11,287)
Note issued	(2,419)	-	-
Proceeds from insurance settlement	987	-	-
Acquisition of intangible assets	(211)	-	-
Sale of property, plant and equipment	3	25	307
Acquisition of businesses, net of cash acquired	-	-	(10,534)
Net cash used in investing activities	(60,846)	(16,300)	(7,531)

Cash flows from financing activities:
Dividends paid	(35,161)	(28,114)	(34,954)
Proceeds from sale of treasury stock	443	323	362
Other	-	(5)	-
Net cash used in financing activities	(34,718)	(27,796)	(34,592)

Net increase (decrease) in cash and cash equivalents	(29,188)	2,179	31,090
Cash and cash equivalents at beginning of year	56,222	54,043	22,953
Cash and cash equivalents at end of year	$27,034	$56,222	$54,043

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$17,278	$21,930	$17,411

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2013	6,902	$7,441	$4,998	$336,895	$8	$(16,791)	$332,551
Net earnings				26,477			26,477
Unrealized loss on available-for-sale securities, net of tax					(11)		(11)
Dividends paid March 14, $1.00 per share regular, $4.05 per share extra				(34,954)			(34,954)
Other	15		908	(1)		473	1,380
Balance December 31, 2014	6,917	7,441	5,906	328,417	(3)	(16,318)	325,443
Net earnings				40,496			40,496
Unrealized loss on available-for-sale securities, net of tax					(6)		(6)
Dividends paid March 13, $1.00 per share regular, $3.05 per share extra				(28,114)			(28,114)
Other	18		869			566	1,435
Balance December 31, 2015	6,935	7,441	6,775	340,799	(9)	(15,752)	339,254
Net earnings				44,564			44,564
Unrealized loss on available-for-sale securities, net of tax					(38)		(38)
Dividends paid March 15, $1.00 per share regular, $4.05 per share extra				(35,161)			(35,161)
Other	16		1,138	1		478	1,617
Balance December 31, 2016	6,951	$7,441	$7,913	$350,203	$(47)	$(15,274)	$350,236

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

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $67,000,000, subject to customary post-closing adjustments.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion, at a future date.  As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note R for further discussion.

(3)  RECLASSIFICATIONS:  In addition to the reclassifications mentioned in Note A(2) above, certain reclassifications have been made to the prior periods' financial statements to conform to the current period’s financial statement presentation.  These reclassifications did not affect net earnings or stockholders’ equity as previously reported.

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $5,883,000 and $4,071,000 at December 31, 2016 and 2015, respectively, are included as reductions of cash and cash equivalents or bank overdrafts in accounts payable, as appropriate.

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

At December 31, 2016 and 2015, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during 2016 and 2015.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2016
Tax-exempt Municipal Bonds	$38,223	$38,151	$1	$73
Variable Rate Demand Notes	46,306	46,306	-	-
Total Marketable Securities	$84,529	$84,457	$1	$73

December 31, 2015
Tax-exempt Municipal Bonds	$20,129	$20,115	$4	$18
Variable Rate Demand Notes	12,144	12,144	-	-
Total Marketable Securities	$32,273	$32,259	$4	$18

Proceeds from sales and maturities of marketable securities totaled $33,863,000 in 2016, $10,306,000 in 2015, and $22,959,000 in 2014.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2016, 2015 and 2014.  Net unrealized losses included in other comprehensive income were $57,000, $9,000 and $17,000 before taxes for the years ended December 31, 2016 2015, and 2014, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2016 are as follows: $29,852,000 within one year; $14,601,000 beyond one year to five years; $5,117,000 beyond five years to ten years, and $34,887,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which, as noted above, can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

(6)  ACCOUNTS RECEIVABLE:  The Company's accounts receivable is related to sales of products.  Credit is extended based on prior experience with the customer and evaluation of customers' financial condition.  Accounts receivable are primarily due within 25 to 60 days.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on the Company's historical collection experience, adverse situations that may affect the customer's ability to pay, and prevailing economic conditions.

(7)  INVENTORIES:  Housewares/Small Appliance segment inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method.  Defense segment inventories are stated at the lower cost or market determined principally on the first-in, first-out (FIFO) method.  Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts associated with recognized sales, utilizing a standard costing type method.  The Company evaluates inventories to determine if there are any excess or obsolete inventories on hand.

(8)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long-lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  Approximately $3,461,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings at December 31, 2016 and is expected to be completed during the first quarter of 2017.  Approximately $3,100,000 of construction in progress in the Company’s Housewares/Small Appliance segment is presented on the Consolidated Balance Sheet as Buildings at December 31, 2015. In addition, $8,928,000 of construction in progress associated with the acquisition of a competitor’s assets in the Defense segment described in Note Q is presented as Machinery and equipment at December 31, 2015.

(9)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  No  goodwill impairments were recognized during 2016, 2015,  or 2014.

The Company's goodwill as of December 31, 2016 and 2015 was $11,485,000, relating entirely to its Defense segment, which had no cumulative impairment charges at December 31, 2016.

(10) INTANGIBLE ASSETS:  Intangible assets primarily consist of the value of a government sales contract and consulting and non-compete agreements recognized as a result of the acquisition of certain assets of DSE, Inc., more fully described in Note Q, and the value of customer relationships, trademarks and other non-compete agreements.  The intangible assets are all attributable to the Defense segment.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from 1 to 10 years.

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  During 2014, the Company noted that the carrying amount of the customer relationships, certain trademarks and non-compete agreements exceeded the undiscounted cash flows expected to result from their use.  As a result, an impairment loss of $2,063,000 was recognized based on the Company’s analysis comparing the fair value of the intangible assets and their carrying amounts.  The fair value of the intangible assets was determined using a discounted cash flow model.

The gross carrying amounts of the government sales contract and other intangible assets subject to amortization were $21,690,000 and $211,000, respectively, totaling $21,901,000 at December 31, 2016.  The gross carrying amount of the government sales contract subject to amortization was $21,690,000 at December 31, 2015.  Accumulated amortization was $16,940,000 and $16,219,000 at December 31, 2016 and 2015, respectively.  Amortization expense was $721,000, $5,173,000, and $11,991,000 during the years ended December 31, 2016, 2015, and 2014, respectively.  Estimated amortization expense as of December 31, 2016 for the five succeeding years is shown in the following table:

Years ending December 31:	(In thousands)
2017	$3,024
2018	1,778
2019	21
2020	21
2021	21

(11) OTHER ASSETS: Other assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to two years.  As of December 31, 2016 and 2015,  $10,974,000 and $16,254,000 of such prepayments, respectively, remained unused and outstanding.  At December 31, 2016 and 2015,  $6,330,000 and $6,000,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

(13) SALES & RETURNS: Sales are recorded net of estimated discounts and returns.  The latter pertain primarily to warranty returns, returns of seasonal items, and returns of those newly introduced products sold with a return privilege within the Housewares/Small Appliance segment.  The calculation of warranty returns is based in large part on historical data, while seasonal and new product returns are primarily developed using customer provided information.

(14) SHIPPING AND HANDLING COSTS:  In accordance with FASB ASC 605-45, Revenue Recognition, the Company includes shipping and handling revenues in net sales and shipping costs in cost of sales.

(15) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $369,000, $98,000, and $202,000 in 2016, 2015, and 2014, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2016	2015
Beginning balance January 1	$487	$377
Accruals during the period	549	677
Charges / payments made under the warranties	(493)	(567)
Balance December 31	$543	$487

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

(19) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The standard is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 806): Clarifying the Definition of a Business, which provides guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation.  The guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted under certain circumstances.  The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company expects to adopt ASU 2014-09 as of January 1, 2018, and continues to deliberate on the transition method.  While the Company’s evaluation of the impact of the standard is ongoing, representative samples of existing revenue contracts have been considered.  The Company continues to evaluate if there will be any effect on the timing and pattern of revenue recognition,  and additional disclosures may be required.  The Company will continue assessing the impact of ASU 2014-09 on its consolidated financial statements through the date of adoption.

Other pronouncements issued but not effective until after December 31, 2016, are not expected to have a material impact on the Company's consolidated financial statements.

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $25,031,000 and $27,394,000 as of December 31, 2016 and 2015, respectively, and consists of housewares/small appliance finished goods.  Under LIFO, inventories are valued at approximately $2,585,000 and $3,028,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2016 and 2015, respectively.  During the years ended December 31, 2016, 2015, and 2014, $2,451,000,  $0, and $7,181,000, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2016	$443	$(292)	$(0.04)
2015	$763	$(505)	$(0.07)
2014	$643	$(422)	$(0.06)

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense and raw materials of the Housewares/Small Appliance segments are valued under the FIFO method and total $70,372,000 and $61,515,000 at December 31, 2016 and 2015, respectively.  The December 31, 2016 FIFO total is comprised of $169,000 of finished goods, $66,528,000 of work in process, and $3,675,000 of raw material.  At December 31, 2015 the FIFO total was comprised of $371,000 of finished goods, $57,397,000 of work in process, and $3,747,000 of raw material.

C.   ACCRUED LIABILITIES:

At December 31, 2016, accrued liabilities consisted of payroll $4,948,000, product liability $5,172,000, environmental $1,010,000, and other $1,114,000.  At December 31, 2015, accrued liabilities consisted of payroll $4,576,000,  product liability $5,370,000, environmental $1,180,000, and other $1,444,000.

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

D.   TREASURY STOCK:

As of December 31, 2016, the Company has authority from the Board of Directors to reacquire an additional 504,512 shares.  During 2015, 88 shares were acquired from a participant in the Company’s Incentive Compensation Plan described in Note F to cover that participant’s tax withholding obligation related to a vested stock grant in accordance with the Plan’s rules. No shares were reacquired in 2016 or 2014.   Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

During 2016, 2015, and 2014, the Company granted 3,162, 5,779 and 7,367 shares of restricted stock, respectively, to 21 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plan, the restricted stock vests on specified dates in 2019 through 2022, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $391,000, $333,000, and $265,000 in 2016, 2015, and 2014, respectively. As of December 31, 2016, there was approximately $1,150,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 3.6 years.  There were 1,284,  2,570, and 0 shares of restricted stock that vested during 2016, 2015,  and 2014, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2016		2015		2014
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	26,587	$78.00	23,668	$79.02	16,301	$84.96
Granted	3,162	89.10	5,779	84.90	7,367	65.87
Vested	(1,284)	106.92	(2,570)	103.65	0
Forfeited	0		(290)	78.12	0
Non-vested at end of period	28,465	$77.93	26,587	$78.00	23,668	$79.02

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,225,000 in 2016, $1,098,000 in 2015, and $1,066,000 in 2014. In addition, the Company made cash contributions of $924,000 in 2016, $941,000 in 2015, and $887,000 in 2014 to the 401(k) Plan.  The Company also contributed $358,000, $393,000, and $307,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2016, 2015, and 2014, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes from continuing operations:

	For Years Ended December 31 (in thousands)
	2016	2015	2014
Current:
Federal	$14,391	$21,346	$15,190
State	656	412	1,260
	15,047	21,758	16,450
Deferred:
Federal	5,799	(989)	(651)
State	561	(9)	(354)
	6,360	(998)	(1,005)
Total tax provision	$21,407	$20,760	$15,445

The effective rate of the provision for income taxes on earnings from continuing operations before income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.2%	0.4%	1.3%
Tax exempt interest and dividends	(0.2%)	0.0%	(0.1%)
Other	(2.2%)	(2.4%)	(2.8%)
Effective rate	33.8%	33.0%	33.4%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2016	2015
Deferred tax assets
Goodwill and other intangibles	$-	$4,915
Doubtful accounts	2,878	3,561
Insurance (primarily product liability)	1,594	1,934
Vacation	893	993
Inventory	628	520
Deferred compensation	338	304
Other	430	549
Total deferred tax assets	6,761	12,776

Deferred tax liabilities
Depreciation	8,067	9,440
Goodwill and other intangibles	1,698	-
Total deferred tax liabilities	9,765	9,440

Net deferred tax assets (liabilities)	$(3,004)	$3,336

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2016, the carrying amount of the Company’s gross unrecognized tax benefits was $288,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2016 and 2015:

	(In thousands)
	2016	2015
Balance at January 1	$312	$238
Increases for tax positions taken related to the current year	80	83
Increases for tax positions taken related to prior years	-	23
Decreases for tax positions taken related to prior years	(8)	-
Lapse of statute of limitations	-	(32)
Settlements	(96)	-
Balance at December 31	$288	$312

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  For the year ended December 31, 2015, $482,000 of interest income associated with tax refunds is included in tax expense.  During the years ended December 31, 2016 and 2015, the Company accrued approximately $15,000 and $13,000 in interest expense, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  During June of 2016, the Internal Revenue Service completed its audits of the tax years 2012 and 2013.  As a result of the audits, the tax amortization period of certain intangible assets was shortened.  During January of 2015, the state of Wisconsin completed its audits of the tax years 2009 through 2012. For all states in which it does business, the Company is subject to state audit statutes.

I.   COMMITMENTS AND CONTINGENCIES:

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 11%,  12%, and 12% of consolidated net sales for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2016, 2015, and 2014,  substantially all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2016,  174 employees of Amron, or 15% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 29, 2020.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the City of Eau Claire.  As of December 31, 2016, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2016, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $1,010,000 and $1,180,000 as of December 31, 2016 and 2015, respectively, and is included in accrued liabilities on its  balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2017	$240
2018	154
2019	138
2020	122
2021	106
Thereafter	250
$1,010

L.   BUSINESS SEGMENTS:

The Company operates in two business segments.  The Company identifies its segments based on the Company's organization structure, which is primarily by principal products.  The principal product groups are Housewares/Small Appliance and Defense.  Sales for both segments are primarily to customers in North America. On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The operations of PAPI previously comprised the Company’s Absorbent Products segment.  See Note R for further discussion.

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

	(in thousands)
	Housewares / Small Appliance	Defense	Assets Held for Sale	Total
Year ended December 31, 2016
External net sales	$108,128	$233,777		$341,905
Gross profit	20,963	64,699		85,662
Operating profit	9,677	52,835		62,512
Total assets	200,639	158,062	$58,893	417,594
Depreciation and amortization	1,045	7,830		8,875
Capital expenditures	1,351	3,473		4,824

Year ended December 31, 2015
External net sales	$125,944	$229,705		$355,649
Gross profit	27,455	61,978		89,433
Operating profit	16,106	46,419		62,525
Total assets	184,385	143,189	$59,810	387,384
Depreciation and amortization	923	7,905		8,828
Capital expenditures	3,955	121		4,076

Year ended December 31, 2014
External net sales	$125,653	$221,545		$347,198
Gross profit	24,097	57,209		81,306
Operating profit	13,513	32,317		45,830
Total assets	161,812	149,466	$62,793	374,071
Depreciation and amortization	954	14,555		15,509
Capital expenditures	571	1,165		1,736

M.   OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities and equipment under non-cancelable operating leases, many of which contain renewal options ranging from one to five years.  Rent expense was approximately $1,040,000,  $888,000, and $825,000 for the years ended December 31, 2016, 2015, and 2014, respectively.  Future minimum annual rental payments required under operating leases are as follows:

Years ending December 31:	(In thousands)
2017	$437
2018	242
2019	43
2020	22
$744

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2016 and 2015:

	(In thousands, except per share data)
						Per Share (basic and diluted)
Quarter	Net Sales	Gross Profit	Earnings from Continuing Operations	Earnings (Loss) from Discontinued Operations, net of tax	Net Earnings	Earnings from Continuing Operations	Earnings (Loss) from Discontinued Operations, net of tax	Net Earnings
2016
First	$65,942	$16,048	$6,510	$701	$7,211	$0.94	$0.10	$1.04
Second	69,516	17,167	7,936	338	8,274	1.14	0.05	1.19
Third	74,533	17,094	7,767	537	8,304	1.11	0.08	1.19
Fourth	131,914	35,353	19,702	1,073	20,775	2.82	0.15	2.97
Total	$341,905	$85,662	$41,915	$2,649	$44,564	$6.01	$0.38	$6.39

2015
First	$82,971	$20,609	$8,299	$(190)	$8,109	$1.20	$(0.03)	$1.17
Second	84,609	20,560	9,636	(516)	9,120	1.38	(0.07)	1.31
Third	72,325	18,605	8,157	(46)	8,111	1.18	(0.01)	1.17
Fourth	115,744	29,659	16,070	(914)	15,156	2.31	(0.13)	2.18
Total	$355,649	$89,433	$42,162	$(1,666)	$40,496	$6.07	$(0.24)	$5.83

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment orders/purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The Defense segment  is typically non-seasonal.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the third quarter. As of December 31, 2016 and 2015, the line of credit limit was set at $5,000,000, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.  In addition, the Company had issued commercial letters of credit totaling $1,803,000 and $303,000 as of December 31, 2016 and 2015, respectively, related to performance on certain customer contracts.  As of December 31, 2016, the entire balance of the issued letters of credit had not been drawn upon.

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

The Company’s results of operations for 2014 includes revenue of $13,732,000 and earnings of $1,268,000 from the acquired facility from the date of acquisition through December 31, 2014.  The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2014.

(unaudited)
(in thousands, except per share data)
2014

Net sales	$347,833
Net earnings	26,197

Net earnings per share (basic and diluted)	$3.78
Weighted average shares outstanding (basic and diluted)	6,930

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

R.   DISCONTINUED OPERATIONS

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $67,000,000, subject to customary post-closing adjustments.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion, at a future date.  As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. As the selling price less selling costs exceeded the carrying value of the assets and liabilities subject to the purchase agreement, no impairment was indicated or recorded as of December 31, 2016.

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	For the years ended December 31,
(in thousands)	2016	2015	2014
Net sales	$76,555	$72,041	$65,165
Cost of sales	(70,848)	(71,897)	(69,270)
Selling and general expenses	(2,618)	(2,275)	(1,794)
Other income (expense)	976	(1)	(1)
Earnings (loss) from discontinued operations before provision for income taxes	4,065	(2,132)	(5,900)
Provision for (benefit from) income taxes from discontinued operations	1,416	(466)	(1,625)
Earnings (loss) from discontinued operations, net of tax	$2,649	$(1,666)	$(4,275)

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

	Year Ended December 31,
(in thousands)	2016	2015
Accounts receivable, net	$13,781	$11,950
Inventories	10,747	9,713
Property, plant and equipment, net	34,365	38,147
Assets held for sale	$58,893	$59,810

Accounts payable	$5,245	$4,788
Accrued liabilities	1,008	828
Liabilities held for sale	$6,253	$5,616

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash provided by operating activities from discontinued operations was $4,477,000,  $4,733,000, and $3,517,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Cash used in investing activities related to discontinued operations was $1,139,000,  $2,385,000, and $9,551,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provides for total annual payments of $1,288,000 initially and provides Drylock an option for early termination of the lease after the initial five years and an option to modify the space subject to the agreement. The agreement also allows for adjustments to the rental payments based on certain price indices.  The Company has also entered into a transition services agreement with Drylock which is expected to continue through the end of 2017.

S.   OTHER

The Company has entered into a licensing agreement with another firm that holds intellectual property on certain products that would complement the assortment of products currently sold by the Housewares/Small Appliance segment.  Under the agreement, the Company has advanced the entity funds and has agreed to pay royalties to the entity on the commercial sales of the developed products.  As of December 31, 2016 and 2015, notes receivable plus accrued interest of $6,534,000 and $3,940,000, respectively, related to the license agreement were classified as Notes Receivable on the Company’s Consolidated Balance Sheet.

T.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material events or transactions.

See Note R for a discussion of subsequent events related to discontinued operations.

On February 10, 2017, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $4.50.  On March 15, 2017, a payment of $38,405,000  was made to the shareholders of record as of March 1, 2017.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

National Presto Industries, Inc.

Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying Schedule II, Valuation and Qualifying Accounts.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Presto Industries, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Presto Industries, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 16, 2017

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands)
Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2016	$1,796	$1	$-	$(19)	$1,816
Year ended December 31, 2015	$1,319	$516	$-	$39	$1,796
Year ended December 31, 2014	$938	$488	$19	$126	$1,319

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