Form 10-Q
period 2017-04-02
NATIONAL PRESTO INDUSTRIES INC
filed 2017-05-12
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 2, 2017

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

______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

There were 6,963,475  shares of the Issuer’s Common Stock outstanding as of May 1, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
April 2, 2017 and December 31, 2016
(Dollars in thousands)
	April 2, 2017 (Unaudited)		December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$16,620		$27,034
Marketable securities		143,379		84,457
Accounts receivable, net		41,251		67,285
Inventories:
Finished goods	$25,077		$25,200
Work in process	81,070		66,528
Raw materials	3,634	109,781	3,675	95,403
Assets held for sale		4,501		58,893
Other current assets		7,537		7,423
Total current assets		323,069		340,495
PROPERTY, PLANT AND EQUIPMENT	$101,823		$101,163
Less allowance for depreciation	53,361	48,462	51,688	49,475
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		4,594		4,961
NOTES RECEIVABLE		6,588		6,534
DEFERRED INCOME TAXES		4,908		-
OTHER ASSETS		3,634		4,644
		$402,740		$417,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
April 2, 2017 and December 31, 2016
(Dollars in thousands)

	April 2, 2017 (Unaudited)		December 31, 2016
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$36,214		$39,584
Federal and state income taxes		23,272		6,273
Accrued liabilities		12,321		12,244
Liabilities held for sale		90		6,253
Total current liabilities		71,897		64,354
DEFERRED INCOME TAXES		-		3,004
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	8,424		7,913
Retained earnings	329,953		350,203
Accumulated other comprehensive (loss)	(19)		(47)
	345,799		365,510
Treasury stock, at cost	14,956		15,274
Total stockholders' equity		330,843		350,236
		$402,740		$417,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended April 2, 2017 and April 3, 2016
(Unaudited)
(In thousands except per share data)	Three Months Ended
	2017	2016
Net sales	$72,854	$65,942
Cost of sales	52,728	49,894
Gross profit	20,126	16,048
Selling and general expenses	5,760	5,827
Intangibles amortization	367	568
Operating profit	13,999	9,653
Other income	950	183
Earnings from continuing operations before provision for income taxes	14,949	9,836
Provision for income taxes from continuing operations	4,976	3,326
Earnings from continuing operations	$9,973	$6,510
Earnings from discontinued operations, net of tax	8,182	701
Net earnings	$18,155	$7,211

Weighted average shares outstanding:
Basic and diluted	6,981	6,964

Earnings per share, basic and diluted:
From continuing operations	$1.43	$0.94
From discontinued operations	1.17	0.10
Net earnings per share	$2.60	$1.04

Comprehensive income:
Net earnings	$18,155	$7,211
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	28	5
Comprehensive income	$18,183	$7,216

Cash dividends declared and paid per common share	$5.50	$5.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 2, 2017 and April 3, 2016
(Unaudited)
(Dollars in thousands)
	2017	2016
Cash flows from operating activities:
Net earnings	$18,155	$7,211
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,739	2,411
Intangibles amortization	367	568
Provision for doubtful accounts	5	4
Non-cash retirement plan expense	183	198
Gain on involuntary conversion of machinery and equipment	(1,580)	-
Gain on disposal of property, plant and equipment	(2)	-
Gain on divestiture of business	(10,704)	-
Other	67	89
Changes in operating accounts:
Accounts receivable, net	25,874	11,701
Inventories	(14,072)	(9,314)
Other assets and current assets	896	(183)
Accounts payable and accrued liabilities	(4,584)	(733)
Federal and state income taxes	9,055	1,097
Net cash provided by operating activities	25,399	13,049

Cash flows from investing activities:
Marketable securities purchased	(85,715)	(5,313)
Marketable securities - maturities and sales	26,835	1,263
Proceeds from divestiture of business, net	63,324	-
Purchase of property, plant and equipment	(2,257)	(629)
Sale of property, plant and equipment	1	2
Net cash provided by (used in) investing activities	2,188	(4,677)

Cash flows from financing activities:
Dividends paid	(38,405)	(35,161)
Proceeds from sale of treasury stock	519	443
Other	(115)	-
Net cash used in financing activities	(38,001)	(34,718)

Net decrease in cash and cash equivalents	(10,414)	(26,346)
Cash and cash equivalents at beginning of period	27,034	56,222
Cash and cash equivalents at end of period	$16,620	$29,876

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of December 31, 2016 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2016  Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $67,000,000, subject to customary post-closing adjustments.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion, at a future date.  As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note I for further discussion.

NOTE B – RECLASSIFICATIONS

In addition to the reclassifications mentioned in Note A above, certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s financial statement presentation.  These reclassifications did not affect net earnings or stockholders’ equity as previously reported.

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

NOTE D – BUSINESS SEGMENTS

In the following summary, operating profit represents earnings before other income and income taxes.  The Company's segments operate discretely from each other with no shared manufacturing facilities.  Costs associated with corporate activities (such as cash and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliances segment for all periods presented.

	(in thousands)
	Housewares / Small Appliances	Defense Products	Assets Held for Sale		Total
Quarter ended April 2, 2017
External net sales	$20,047	$52,807	$		$72,854
Gross profit	3,169	16,957			20,126
Operating profit	547	13,452			13,999
Total assets	238,143	160,096		4,501	402,740
Depreciation and amortization	303	1,754			2,057
Capital expenditures	460	217			677

Quarter ended April 3, 2016
External net sales	$21,396	$44,546	$		$65,942
Gross profit	4,287	11,761			16,048
Operating profit	1,214	8,439			9,653
Total assets	148,284	151,730		60,552	360,566
Depreciation and amortization	241	1,290			1,531
Capital expenditures	439	33			472

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

The carrying amounts for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments.

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

At April 2, 2017 and December 31, 2016, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the three months ended April 2, 2017.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 2, 2017
Tax-exempt Municipal Bonds	$32,736	$32,707	$8	$37
Variable Rate Demand Notes	110,672	110,672	-	-
Total Marketable Securities	$143,408	$143,379	$8	$37

December 31, 2016
Tax-exempt Municipal Bonds	$38,223	$38,151	$1	$73
Variable Rate Demand Notes	46,306	46,306	-	-
Total Marketable Securities	$84,529	$84,457	$1	$73

Proceeds from maturities and sales of available-for-sale securities totaled $26,835,000 and $1,263,000 for the three month periods ended April 2, 2017 and April 3, 2016,  respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains included in other comprehensive income were $42,000 and $9,000 before taxes for the three month periods ended April 2, 2017 and April 3, 2016,  respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at April 2, 2017 are as follows: $26,201,000 within one year; $16,234,000 beyond one year to five years; $5,117,000 beyond five years to ten years, and $95,827,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to three years.  As of April 2, 2017 and December 31, 2016,  $9,964,000 and $10,974,000 of such prepayments, respectively, remained unused and outstanding.    At April 2, 2017 and December 31, 2016, $6,330,000 of these amounts were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE I – DISCONTINUED OPERATIONS

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $67,000,000, subject to customary post-closing adjustments.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion, at a future date.  As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The Company’s pre-tax gain on sale of $10,704,000, net of one-time transaction costs, was recorded in the first quarter of 2017 within earnings from discontinued operations.  This amount is subject to the post-closing adjustments mentioned above.

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	Three Months Ended (Unaudited)
(in thousands)	April 2, 2017	April 3, 2016
Net sales	$421	$20,555
Cost of sales	(468)	(18,822)
Selling and general expenses	(26)	(676)
Gain on divestiture, net	10,704	-
Other income	1,648	-
Earnings from discontinued operations before provision for income taxes	12,279	1,057
Provision for income taxes from discontinued operations	4,097	356
Earnings from discontinued operations, net of tax	$8,182	$701

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

(in thousands)	April 2, 2017 (Unaudited)	December 31,2016
Accounts receivable, net	$1,934	$13,781
Inventories	-	10,747
Property, plant and equipment, net	2,567	34,365
Assets held for sale	$4,501	$58,893

Accounts payable	$77	$5,245
Accrued liabilities	13	1,008
Liabilities held for sale	$90	$6,253

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash provided by (used in) operating activities from discontinued operations was $(5,196,000) and $1,020,000 for the three months ended April 2, 2017 and April 3, 2016, respectively. Cash provided by (used in) investing activities related to discontinued operations was $61,744,000 and $(157,000) for the three months ended April 2, 2017 and April 3, 2016, respectively.

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

NOTE J – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation.  The guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted under certain circumstances.  The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2016 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 16, 2017, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and information technology system failures or security breaches.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

Comparison of First Quarter 2017 and 2016

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the quarters ended April 2, 2017 and April 3, 2016.

On a consolidated basis, sales increased by $6,912,000 (11%), gross profit increased by $4,078,000 (25%), selling and general expenses decreased by $67,000 (1%), and intangibles amortization decreased by $201,000 (35%).  Other income increased by $767,000 (419%), while earnings from continuing operations before provision for income taxes increased by $5,113,000 (52%), and earnings from continuing operations increased by $3,463,000 (45%). Earnings from discontinued operations, net of tax, increased $7,481,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $1,349,000 from $21,396,000 to $20,047,000, or 6%,  primarily attributable to a  decrease in shipments. Defense net sales increased by $8,261,000 from $44,546,000 to $52,807,000, or 19%, primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $1,118,000 from $4,287,000 to $3,169,000, largely reflecting the decrease in sales mentioned above, along with increases in various operating costs. Defense gross profit increased $5,196,000 from $11,761,000 to $16,957,000, primarily reflecting the increase in sales mentioned above and an improved product mix.

Selling and general expenses for the Housewares/Small Appliance segment decreased $452,000, primarily reflecting lower employee benefit cost accruals.  Selling and general expenses for the Defense segment increased $384,000, primarily reflecting increased legal and professional costs.

Intangibles amortization decreased by $201,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the quarter’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2016 Consolidated Financial Statements on Form 10-K. For the quarters ended April 2, 2017 and April 3, 2016, the Company recorded amortization expense of $361,000 and $568,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Other income increased $767,000, approximately half of which is attributable to interest income, reflecting increased interest rates and funds invested.  The balance of the increase is attributable to lease and transition services income mentioned in Note I to the Consolidated Financial Statements.

Earnings from continuing operations before provision for income taxes increased $5,113,000 from $9,836,000 to $14,949,000.  The provision for income taxes from continuing operations increased from $3,326,000 to $4,976,000, which resulted in an effective income tax rate decrease from 34% to 33%.  Earnings from continuing operations increased $3,463,000 from $6,510,000 to $9,973,000, or 53%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings from discontinued operations, net of tax, increased $7,481,000, from $701,000 to $8,182,000, primarily attributable to the gain on sale mentioned above of $10,704,000 and a gain on the involuntary conversion of machinery and equipment of $1,580,000, partially offset by the absence of sales and production during the remainder of the three months ended April 2, 2017.

Net earnings increased $10,944,000 from $7,211,000 to $18,155,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $25,399,000 and $13,049,000 for the three months ended April 2, 2017 and April 3, 2016, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first three months of 2017 were net earnings of $18,155,000, which included total non-cash depreciation and amortization expenses of $2,106,000, and non-cash gains on the sale of the Absorbent Products business and on an involuntary conversion of machinery and equipment of $10,704,000 and $1,580,000, respectively.  Also contributing to the increase were a decrease in accounts receivable levels stemming from cash collections on customer sales and a net increase in payable and accrual levels, partially offset by an increase in inventory levels.  Cash used in operating activities from discontinued operations was $5,196,000.  Of particular note during the first three months of 2016 were net earnings of $7,211,000, which included total non-cash depreciation and amortization expenses of $2,979,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, and a net increase in payable and accrual levels.  These were partially offset by an increase in inventory levels.  Cash provided by operating activities from discontinued operations was $1,020,000.

Net cash provided by (used in) investing activities was $2,188,000 during the first three months of 2017 as compared to $(4,677,000) during the first three months of 2016.  Of significance were the proceeds from the 2017 sale of the Absorbent Products business, partially offset by increases in net purchases of marketable securities and the acquisition of property, plant, and equipment.  Cash provided by (used in) discontinued operations for the first three months of 2017 and 2016 were $61,744,000 and $(157,000), respectively.

Cash flows from financing activities for the first three months of 2017 and 2016 primarily differed as a result of the comparative $0.45 per share increase in the extra dividend paid during the 2017 period.  Cash flows for both three-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $24,969,000 during the first three months of 2017 to $251,172,000 at April 2, 2017 for the reasons stated above.  The Company's current ratio was 4.5 to 1.0 at April 2, 2017 and 5.3 to 1.0 at December 31, 2016.

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

Sales and Returns

Sales are recorded net of discounts and returns for the Housewares/Small Appliance segment.  The latter pertain primarily to warranty returns, returns of seasonal items, and returns of those newly introduced products sold with a return privilege.   The calculation of warranty returns is based in large part on historical data, while seasonal and new product returns are primarily developed using customer provided information.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 0.7 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 2, 2017.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended April 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended April 2, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: May 12, 2017

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
101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended April 2, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.