Form 10-Q
period 2017-07-02
NATIONAL PRESTO INDUSTRIES INC
filed 2017-08-11
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 2, 2017

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

There were 6,965,043  shares of the Issuer’s Common Stock outstanding as of August 1, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
July 2, 2017 and December 31, 2016
(Dollars in thousands)
	July 2, 2017 (Unaudited)		December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$10,026		$27,034
Marketable securities		128,706		84,457
Accounts receivable, net		38,056		67,285
Inventories:
Finished goods	$29,211		$25,200
Work in process	83,178		66,528
Raw materials	4,511	116,900	3,675	95,403
Assets held for sale		5,335		58,893
Other current assets		7,028		7,423
Total current assets		306,051		340,495
PROPERTY, PLANT AND EQUIPMENT	$103,552		$101,163
Less allowance for depreciation	55,428	48,124	51,688	49,475
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		4,589		4,961
NOTES RECEIVABLE		6,642		6,534
DEFERRED INCOME TAXES		4,910		-
OTHER ASSETS		8,138		4,644
		$389,939		$417,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
July 2, 2017 and December 31, 2016
(Dollars in thousands)

	July 2, 2017 (Unaudited)		December 31, 2016
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$31,175		$39,584
Federal and state income taxes		5,579		6,273
Accrued liabilities		12,342		12,244
Liabilities held for sale		17		6,253
Total current liabilities		49,113		64,354
DEFERRED INCOME TAXES		-		3,004
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	8,650		7,913
Retained earnings	339,666		350,203
Accumulated other comprehensive (loss)	(24)		(47)
	355,733		365,510
Treasury stock, at cost	14,907		15,274
Total stockholders' equity		340,826		350,236
		$389,939		$417,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended July 2, 2017 and July 3, 2016
(Unaudited)
(In thousands except per share data)	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Net sales	$74,561	$69,516	$147,415	$135,458
Cost of sales	57,001	52,349	109,729	102,243
Gross profit	17,560	17,167	37,686	33,215
Selling and general expenses	5,418	5,614	11,178	11,441
Intangibles amortization	5	-	372	568
Operating profit	12,137	11,553	26,136	21,206
Other income	980	188	1,930	371
Earnings from continuing operations before provision for income taxes	13,117	11,741	28,066	21,577
Provision for income taxes from continuing operations	4,176	3,805	9,152	7,131
Earnings from continuing operations	$8,941	$7,936	$18,914	$14,446
Earnings from discontinued operations, net of tax	771	338	8,953	1,039
Net earnings	$9,712	$8,274	$27,867	$15,485

Weighted average shares outstanding:
Basic and diluted	6,990	6,970	6,985	6,967

Earnings per share, basic and diluted:
From continuing operations	$1.28	$1.14	$2.71	2.07
From discontinued operations	0.11	0.05	1.28	0.15
Net earnings per share	$1.39	$1.19	$3.99	$2.22

Comprehensive income:
Net earnings	$9,712	$8,274	$27,867	$15,485
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	(5)	13	23	18
Comprehensive income	$9,707	$8,287	$27,890	$15,503

Cash dividends declared and paid per common share	$0.00	$0.00	$5.50	$5.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 2, 2017 and July 3, 2016
(Unaudited)
(Dollars in thousands)
	2017	2016
Cash flows from operating activities:
Net earnings	$27,867	$15,485
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	3,912	5,897
Intangibles amortization	372	568
Provision for doubtful accounts	14	8
Non-cash retirement plan expense	357	374
Gain on involuntary conversion of machinery and equipment	(1,997)	-
Gain on disposal of property, plant and equipment	(2)	-
Gain on divestiture of business	(11,413)	-
Other	133	497
Changes in operating accounts:
Accounts receivable, net	29,060	14,094
Inventories	(21,191)	(17,822)
Other assets and current assets	(3,099)	599
Accounts payable and accrued liabilities	(9,675)	8,220
Federal and state income taxes	(8,656)	(1,416)
Net cash provided by operating activities	5,682	26,504

Cash flows from investing activities:
Marketable securities purchased	(109,465)	(27,386)
Marketable securities - maturities and sales	65,250	3,391
Proceeds from divestiture of business, net	64,033	-
Notes issued	-	(2,419)
Purchase of property, plant and equipment	(4,509)	(2,579)
Sale of property, plant and equipment	1	2
Net cash provided by (used in) investing activities	15,310	(28,991)

Cash flows from financing activities:
Dividends paid	(38,405)	(35,161)
Proceeds from sale of treasury stock	519	443
Other	(114)	-
Net cash used in financing activities	(38,000)	(34,718)

Net decrease in cash and cash equivalents	(17,008)	(37,205)
Cash and cash equivalents at beginning of period	27,034	56,222
Cash and cash equivalents at end of period	$10,026	$19,017

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

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000.  The proceeds amount differs from the amount previously disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion, at a future date.  As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note I for further discussion.

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Assets Held for Sale		Total
Quarter ended July 2, 2017
External net sales	$16,901	$57,660	$		$74,561
Gross profit	1,528	16,032			17,560
Operating profit (loss)	(949)	13,086			12,137
Total assets	222,165	162,439		5,335	389,939
Depreciation and amortization	308	1,870			2,178
Capital expenditures	463	1,372			1,835

Quarter ended July 3, 2016
External net sales	$19,280	$50,236	$		$69,516
Gross profit	3,269	13,898			17,167
Operating profit	699	10,854			11,553
Total assets	161,310	155,032		60,145	376,487
Depreciation and amortization	257	1,776			2,033
Capital expenditures	453	1,090			1,543

	(in thousands)
	Housewares / Small Appliances	Defense Products	Assets Held for Sale		Total
Six Months ended July 2, 2017
External net sales	$36,948	$110,467	$		$147,415
Gross profit	4,697	32,989			37,686
Operating profit (loss)	(402)	26,538			26,136
Total assets	222,165	162,439		5,335	389,939
Depreciation and amortization	611	3,624			4,235
Capital expenditures	923	1,589			2,512

Six Months ended July 3, 2016
External net sales	$40,676	$94,782	$		$135,458
Gross profit	7,556	25,659			33,215
Operating profit	1,913	19,293			21,206
Total assets	161,310	155,032		60,145	376,487
Depreciation and amortization	498	3,066			3,564
Capital expenditures	892	1,123			2,015

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

At July 2, 2017 and December 31, 2016, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the six months ended July 2, 2017.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 2, 2017
Tax-exempt Municipal Bonds	$25,020	$24,983	$9	$46
Variable Rate Demand Notes	103,723	103,723	-	-
Total Marketable Securities	$128,743	$128,706	$9	$46

December 31, 2016
Tax-exempt Municipal Bonds	$38,223	$38,151	$1	$73
Variable Rate Demand Notes	46,306	46,306	-	-
Total Marketable Securities	$84,529	$84,457	$1	$73

Proceeds from maturities and sales of available-for-sale securities totaled $38,415,000 and $2,128,000 for the three month periods ended July 2, 2017 and July  3, 2016,  respectively, and totaled $65,250,000 and $3,391,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains (losses) included in other comprehensive income were $(8,000) and $19,000 before taxes for the three month periods ended July 2, 2017 and July 3, 2016,  respectively, and were $34,000 and $28,000 before taxes for the six month periods then ended, respectively.    No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 2, 2017 are as follows: $20,218,000 within one year; $16,324,000 beyond one year to five years; $4,764,000 beyond five years to ten years, and $87,400,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to three years.  As of July 2, 2017 and December 31, 2016,  $14,068,000 and $10,974,000 of such prepayments, respectively, remained unused and outstanding.    At July 2, 2017 and December 31, 2016, $5,930,000 and $6,330,000, respectively, of these amounts were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE I – DISCONTINUED OPERATIONS

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000. The proceeds amount differs from the amount previously disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion, at a future date.  As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The Company’s pre-tax gain on sale of $11,413,000, net of one-time transaction costs, was recorded in the first six months of 2017 within earnings from discontinued operations.  This amount differs from the gain previously reported as a result of the post-closing adjustments mentioned above that were finalized in the second quarter of 2017.

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	Three Months Ended		Six Months Ended
(in thousands) (unaudited)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$-	$18,469	$421	$39,024
Cost of sales	(17)	(17,220)	(485)	(36,042)
Selling and general expenses	2	(738)	(24)	(1,414)
Gain on divestiture, net	709	-	11,413	-
Other income	430	(3)	2,078	(3)
Earnings from discontinued operations before provision for income taxes	1,124	508	13,403	1,565
Provision for income taxes from discontinued operations	353	170	4,450	526
Earnings from discontinued operations, net of tax	$771	$338	$8,953	$1,039

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

(in thousands)	July 2, 2017 (Unaudited)	December 31, 2016
Accounts receivable, net	$2,351	$13,781
Inventories	-	10,747
Property, plant and equipment, net	2,984	34,365
Assets held for sale	$5,335	$58,893

Accounts payable	$17	$5,245
Accrued liabilities	-	1,008
Liabilities held for sale	$17	$6,253

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash provided by (used in) operating activities from discontinued operations was $(5,625,000) and $2,507,000 for the six months ended July 2, 2017 and July 3, 2016, respectively. Cash provided by (used in) investing activities related to discontinued operations was $62,036,000 and $(487,000) for the six months ended July 2, 2017 and July 3, 2016, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provided for total annual payments of $1,288,000 initially. It also provides Drylock an option for early termination of the lease after the initial five years and an option to modify the space subject to the agreement.  Drylock elected the latter option as of June 30, 2017. The agreement allows as well for adjustments to the rental payments based on certain price indices.  The Company has also entered into a transition services agreement with Drylock which is expected to continue through the fourth quarter of 2017.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2016 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held on May 16, 2017, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and information technology system failures or security breaches.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

Comparison of Second Quarter 2017 and 2016

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the quarters ended July 2, 2017 and July 3, 2016.

On a consolidated basis, sales increased by $5,045,000 (7%), gross profit increased by $393,000 (2%), and selling and general expenses decreased by $196,000 (4%).  Other income increased by $792,000 (421%), while earnings from continuing operations before provision for income taxes increased by $1,376,000 (12%), and earnings from continuing operations increased by $1,005,000 (13%). Earnings from discontinued operations, net of tax, increased $433,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $2,379,000 from $19,280,000 to $16,901,000, or 12%,  primarily attributable to a  decrease in shipments. Defense net sales increased by $7,424,000 from $50,236,000 to $57,660,000, or 15%, primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $1,741,000 from $3,269,000 to $1,528,000, largely reflecting the decrease in sales mentioned above, along with increases in various operating costs that are part of cost of sales. Defense gross profit increased $2,134,000 from $13,898,000 to $16,032,000, primarily reflecting the increase in sales mentioned above.

Selling and general expenses for the Housewares/Small Appliance  segment were essentially flat, decreasing  $93,000.  Selling and general expenses for the Defense segment decreased $103,000, primarily reflecting the absence of the prior quarter’s non-cash write-down of the book value of equipment of $353,000, partially offset by increased administrative costs.

The above items were largely responsible for the change in operating profit.

Other income increased $792,000, approximately a third of which is attributable to interest income, reflecting increased interest rates and funds invested.  The balance of the increase is attributable to lease and transition services income mentioned in Note I to the Consolidated Financial Statements.

Earnings from continuing operations before provision for income taxes increased $1,376,000 from $11,741,000 to $13,117,000.  The provision for income taxes from continuing operations increased from $3,805,000 to $4,176,000, which resulted in an effective income tax rate of 32% for both quarters.  Earnings from continuing operations increased $1,005,000 from $7,936,000 to $8,941,000, or 13%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings from discontinued operations, net of tax, increased $433,000, from $338,000 to $771,000.  The increase was primarily attributable to an expected, customary post-closing adjustment related to the gain on sale mentioned above of $709,000, before taxes, and a gain on the involuntary conversion of machinery and equipment of $418,000, before taxes.  These were partially offset by the absence of sales and production during the three months ended July 2, 2017.

Net earnings increased $1,438,000 from $8,274,000 to $9,712,000.

Comparison of First Six Months 2017 and 2016

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the first six months ended July 2, 2017 and July 3, 2016.

On a consolidated basis, sales increased by $11,957,000 (9%), gross profit increased by $4,471,000 (14%), selling and general expenses decreased by $263,000 (2%), and intangibles amortization decreased by $196,000 (35%).  Other income increased by $1,559,000 (420%), while earnings from continuing operations before provision for income taxes increased by $6,489,000 (30%), and earnings from continuing operations increased by $4,468,000 (31%). Earnings from discontinued operations, net of tax, increased $7,914,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $3,728,000 from $40,676,000 to $36,948,000, or 9%, approximately 85% of which was attributable to a decrease in shipments, with the remainder attributable to a decrease in prices. Defense net sales increased by $15,685,000 from $94,782,000 to $110,467,000, or 17%, primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $2,859,000 from $7,556,000 to $4,697,000, largely reflecting the decrease in sales mentioned above, along with increases in various operating costs that are part of cost of sales.  Defense gross profit increased $7,330,000 from $25,659,000 to $32,989,000, primarily reflecting the increase in sales mentioned above and an improved product mix.

Selling and general expenses for the Housewares/Small Appliance segment decreased $544,000, primarily reflecting lower employee benefit cost accruals. Selling and general expenses for the Defense segment increased $281,000, primarily reflecting increased legal and professional costs of $360,000.  These were largely offset by the absence of the prior period’s non-cash write-down of the book value of equipment of $353,000.

Intangibles amortization decreased by $196,000. The decrease primarily reflects amortization of the customer contract intangible asset corresponding to the quarter’s comparatively lower shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2016 Consolidated Financial Statements on Form 10-K. For the six months ended July 2, 2017 and July 3, 2016, the Company recorded amortization expense of $361,000 and $568,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Other income increased $1,559,000, approximately a third of which is attributable to interest income, reflecting increased interest rates and funds invested.  The balance of the increase is attributable to lease and transition services income mentioned in Note I to the Consolidated Financial Statements.

Earnings from continuing operations before provision for income taxes increased $6,489,000 from $21,577,000 to $28,066,000.  The provision for income taxes from continuing operations increased from $7,131,000 to $9,152,000, which resulted in an effective income tax rate of 33% for both periods. Earnings from continuing operations increased $4,468,000 from $14,446,000 to $18,914,000, or 31%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings from discontinued operations, net of tax, increased $7,914,000, from $1,039,000 to $8,953,000.  The increase was primarily attributable to the gain on sale mentioned above of $11,413,000, before taxes, and a gain on the involuntary conversion of machinery and equipment of $1,997,000, before taxes.  These were partially offset by the absence of sales and production during the remainder of the six month period ended July 2, 2017.

Net earnings increased $12,382,000 from $15,485,000 to $27,867,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,682,000 and $26,504,000 for the six months ended July 2, 2017 and July 3, 2016, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first six months of 2017 were net earnings of $27,867,000, which included total non-cash depreciation and amortization expenses of $4,284,000, and non-cash gains on the sale of the Absorbent Products business and on an involuntary conversion of machinery and equipment of $11,413,000 and $1,997,000, respectively.  Contributing to the decrease were increases in inventory levels and deposits made with raw material suppliers included in other assets and current assets, and decreases in payable and accrual levels.  These were partially offset by a decrease in accounts receivable levels stemming from cash collections on customer sales.  Cash used in operating activities from discontinued operations was $5,625,000. Of particular note during the first six months of 2016 were net earnings of $15,485,000, which included total non-cash depreciation and amortization expenses of $6,465,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, a net increase in payable and accrual levels, and a decrease in deposits made with raw material suppliers included in other assets and current assets.  These were partially offset by an increase in inventory levels.  Cash provided by operating activities from discontinued operations was $2,507,000.

Net cash provided by (used in) investing activities was $15,310,000 during the first six months of 2017 as compared to $(28,991,000) during the first six months of 2016.  Significant factors contributing to the change in investing cash flows were the proceeds from the 2017 sale of the Absorbent Products business and the issuance of a note receivable during 2016.  These were partially offset by increases in net purchases of marketable securities and the acquisition of property, plant, and equipment.  Cash provided by (used in) discontinued operations for the first six months of 2017 and 2016 were $62,036,000 and $(487,000), respectively.

Cash flows from financing activities for the first six months of 2017 and 2016 primarily differed as a result of the comparative $0.45 per share increase in the extra dividend paid during the 2017 period.  Cash flows for both six-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $19,202,000 during the first six months of 2017 to $256,939,000 at July 2, 2017 for the reasons stated above.  The Company's current ratio was 6.2 to 1.0 at July 2, 2017 and 5.3 to 1.0 at December 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of July 2, 2017.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended July 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note H to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 10.1	2017 Incentive Compensation Plan
Exhibit 10.2	Form of Restricted Stock Award Agreement - 2017 Incentive Compensation Plan
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 2, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
President, Chief Executive Officer
(Principal Executive Officer), Director

/s/ Randy F. Lieble
Randy F. Lieble, Director, Vice President,
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: August 11, 2017

National Presto Industries, Inc.

Exhibit Index

Exhibit Number	Exhibit Description
10.1	2017 Incentive Compensation Plan
10.2	Form of Restricted Stock Award Agreement – 2017 Incentive Compensation Plan
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 2, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.