Form 10-Q
period 2017-10-01
NATIONAL PRESTO INDUSTRIES INC
filed 2017-11-13
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 1, 2017

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

There were 6,966,417  shares of the Issuer’s Common Stock outstanding as of November 1, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 1, 2017 and December 31, 2016

(Dollars in thousands)

	October 1, 2017 (Unaudited)		December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$6,125		$27,034
Marketable securities		121,291		84,457
Accounts receivable, net		44,637		67,285
Inventories:
Finished goods	$35,888		$25,200
Work in process	89,109		66,528
Raw materials	4,546	129,543	3,675	95,403
Assets held for sale		4,064		58,893
Other current assets		6,778		7,423
Total current assets		312,438		340,495
PROPERTY, PLANT AND EQUIPMENT	$103,885		$101,163
Less allowance for depreciation	56,712	47,173	51,688	49,475
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		4,110		4,961
NOTES RECEIVABLE		6,696		6,534
DEFERRED INCOME TAXES		4,904		-
OTHER ASSETS		6,832		4,644
		$393,638		$417,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 1, 2017 and December 31, 2016

(Dollars in thousands)

	October 1, 2017 (Unaudited)		December 31, 2016
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$27,685		$39,584
Federal and state income taxes		3,235		6,273
Accrued liabilities		13,196		12,244
Liabilities held for sale		105		6,253
Total current liabilities		44,221		64,354
DEFERRED INCOME TAXES		-		3,004
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	8,855		7,913
Retained earnings	347,997		350,203
Accumulated other comprehensive (loss)	(12)		(47)
	364,281		365,510
Treasury stock, at cost	14,864		15,274
Total stockholders' equity		349,417		350,236
		$393,638		$417,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended October 1, 2017 and October 2, 2016

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Net sales	$70,614	$74,533	$218,029	$209,991
Cost of sales	51,722	57,439	161,451	159,682
Gross profit	18,892	17,094	56,578	50,309
Selling and general expenses	5,729	5,666	16,907	17,107
Intangibles amortization	1,479	-	1,851	568
Operating profit	11,684	11,428	37,820	32,634
Other income	792	225	2,722	596
Earnings from continuing operations before provision for income taxes	12,476	11,653	40,542	33,230
Provision for income taxes from continuing operations	4,138	3,886	13,290	11,017
Earnings from continuing operations	$8,338	$7,767	$27,252	$22,213
Earnings (loss) from discontinued operations, net of tax	(6)	537	8,947	1,576
Net earnings	$8,332	$8,304	$36,199	$23,789
	-
Weighted average shares outstanding:
Basic and diluted	6,991	6,972	6,987	6,969

Earnings per share, basic and diluted:
From continuing operations	$1.19	$1.11	$3.90	3.18
From discontinued operations	0.00	0.08	1.28	0.23
Net earnings per share	$1.19	$1.19	$5.18	$3.41

Comprehensive income:
Net earnings	$8,332	$8,304	$36,199	$23,789
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	12	(29)	35	(11)
Comprehensive income	$8,344	$8,275	$36,234	$23,778

Cash dividends declared and paid per common share	$0.00	$0.00	$5.50	$5.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended October 1, 2017 and October 2, 2016

(Unaudited)

(Dollars in thousands)

	2017	2016
Cash flows from operating activities:
Net earnings	$36,199	$23,789
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	5,211	9,390
Intangibles amortization	1,851	568
Provision for doubtful accounts	41	12
Non-cash retirement plan expense	504	578
Gain on involuntary conversion of machinery and equipment	(1,997)	-
Loss on disposal of property, plant and equipment	14	431
Gain on divestiture of business	(11,413)	-
Other	292	126
Changes in operating accounts:
Accounts receivable, net	22,560	9,385
Inventories	(33,834)	(29,412)
Other assets and current assets	(1,543)	2,751
Accounts payable and accrued liabilities	(12,223)	9,760
Federal and state income taxes	(11,114)	(764)
Net cash provided by (used in) operating activities	(5,452)	26,614

Cash flows from investing activities:
Marketable securities purchased	(121,723)	(49,256)
Marketable securities - maturities and sales	84,942	15,720
Proceeds from divestiture of business, net of cash paid	64,033	-
Notes issued	-	(2,419)
Proceeds from insurance settlement	1,997	-
Acquisition of intangible assets	(1,000)	(211)
Purchase of property, plant and equipment	(5,707)	(3,936)
Sale of property, plant and equipment	1	2
Net cash provided by (used in) investing activities	22,543	(40,100)

Cash flows from financing activities:
Dividends paid	(38,405)	(35,161)
Proceeds from sale of treasury stock	519	443
Other	(114)	-
Net cash used in financing activities	(38,000)	(34,718)

Net decrease in cash and cash equivalents	(20,909)	(48,204)
Cash and cash equivalents at beginning of period	27,034	56,222
Cash and cash equivalents at end of period	$6,125	$8,018

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

	(in thousands)
	Housewares / Small Appliances	Defense	Assets Held for Sale		Total
Quarter ended October 1, 2017
External net sales	$20,935	$49,679	$		$70,614
Gross profit	3,148	15,744			18,892
Operating profit	299	11,385			11,684
Total assets	219,811	169,762		4,065	393,638
Depreciation and amortization	344	2,434			2,778
Capital expenditures	579	(215)			364

Quarter ended October 2, 2016
External net sales	$23,716	$50,817	$		$74,533
Gross profit	3,460	13,634			17,094
Operating profit	683	10,745			11,428
Total assets	165,523	161,663		59,401	386,587
Depreciation and amortization	257	1,778			2,035
Capital expenditures	-	967			967

	(in thousands)
	Housewares / Small Appliances	Defense	Assets Held for Sale		Total
Nine Months ended October 1, 2017
External net sales	$57,883	$160,146	$		$218,029
Gross profit	7,845	48,733			56,578
Operating profit (loss)	(103)	37,923			37,820
Total assets	219,811	169,762		4,065	393,638
Depreciation and amortization	955	6,058			7,013
Capital expenditures	1,502	1,374			2,876

Nine Months ended October 2, 2016
External net sales	$64,392	$145,599	$		$209,991
Gross profit	11,016	39,293			50,309
Operating profit	2,596	30,038			32,634
Total assets	165,523	161,663		59,401	386,587
Depreciation and amortization	755	4,844			5,599
Capital expenditures	892	2,090			2,982

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

At October 1, 2017 and December 31, 2016, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the nine months ended October 1, 2017.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
October 1, 2017
Tax-exempt Municipal Bonds	$27,013	$26,994	$7	$26
Variable Rate Demand Notes	94,297	94,297	-	-
Total Marketable Securities	$121,310	$121,291	$7	$26

December 31, 2016
Tax-exempt Municipal Bonds	$38,223	$38,151	$1	$73
Variable Rate Demand Notes	46,306	46,306	-	-
Total Marketable Securities	$84,529	$84,457	$1	$73

Proceeds from maturities and sales of available-for-sale securities totaled $19,692,000 and $12,329,000 for the three month periods ended October 1, 2017 and October 2, 2016,  respectively, and totaled $84,942,000 and $15,720,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains (losses) included in other comprehensive income were $18,000 and $(44,000) before taxes for the three month periods ended October 1, 2017 and October 2, 2016,  respectively, and were $53,000 and $(16,000) before taxes for the nine month periods then ended, respectively.    No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at October 1, 2017 are as follows: $23,785,000 within one year; $14,438,000 beyond one year to five years; $8,451,000 beyond five years to ten years, and $74,617,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to three years.  As of October 1, 2017 and December 31, 2016,  $12,762,000 and $10,974,000 of such prepayments, respectively, remained unused and outstanding.    At October 1, 2017 and December 31, 2016, $5,930,000 and $6,330,000, respectively, of these amounts were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands) (unaudited)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales	$-	$18,545	$421	$57,569
Cost of sales	(133)	(17,175)	(618)	(53,217)
Selling and general expenses	-	(560)	(24)	(1,974)
Gain on divestiture, net	-	-	11,413	-
Other income (expense)	-	(2)	2,078	(5)
Earnings from discontinued operations before provision for income taxes	(133)	808	13,270	2,373
Provision for income taxes from discontinued operations	(127)	271	4,323	797
Earnings from discontinued operations, net of tax	$(6)	$537	$8,947	$1,576

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

(in thousands)	October 1, 2017 (Unaudited)	December 31, 2016
Accounts receivable, net	$246	$13,781
Inventories	-	10,747
Property, plant and equipment, net	3,819	34,365
Assets held for sale	$4,065	$58,893

Accounts payable	$105	$5,245
Accrued liabilities	-	1,008
Liabilities held for sale	$105	$6,253

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash provided by (used in) operating activities from discontinued operations was $(5,437,000) and $3,314,000 for the nine months ended October 1, 2017 and October 2, 2016, respectively. Cash provided by (used in) investing activities related to discontinued operations was $63,199,000 and $(954,000) for the nine months ended October 1, 2017 and October 2, 2016, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provided for total annual payments of $1,288,000 initially. It also provides Drylock an option for early termination of the lease after the initial five years and an option to modify the space subject to the agreement.  Drylock elected the latter option as of June 30, 2017. The agreement allows as well for adjustments to the rental payments based on certain price indices.  The Company has also entered into a transition services agreement with Drylock, which is expected to continue through the fourth quarter of 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company expects to adopt ASU 2014-09 as of January 1, 2018, and continues to deliberate on the transition method.  The Company’s evaluation of the impact of the standard on its two business segments, Housewares/Small Appliances and Defense, is ongoing.  Representative samples of existing revenue contracts for each material revenue stream are being considered and evaluated.  That evaluation entails a review of the “five-step” model established by ASU 2014-09 to identify the contact, performance obligations, the transactions price, the process for allocating the transaction price to performance obligations, the timing and pattern of revenue recognition, and additional disclosures that may be required.  The Company will continue assessing the impact of ASU 2014-09 on its consolidated financial statements through the date of adoption.

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

Comparison of Third Quarter 2017 and 2016

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the quarters ended October 1, 2017 and October 2, 2016.

On a consolidated basis, sales decreased by $3,919,000 (5%), gross profit increased by $1,798,000 (11%), selling and general expenses increased by $63,000 (1%) and intangibles amortization increased by $1,479,000.  Other income increased by $567,000 (252%), while earnings from continuing operations before provision for income taxes increased by $823,000 (7%), and earnings from continuing operations increased by $571,000 (7%). Earnings from discontinued operations, net of tax, decreased $543,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $2,781,000 from $23,716,000 to $20,935,000, or 12%,  primarily attributable to a  decrease in shipments. Defense net sales decreased by $1,138,000 from $50,817,000 to $49,679,000, or 2%, primarily reflecting a decrease in units shipped.

Housewares/Small Appliance gross profit decreased $312,000 from $3,460,000 to $3,148,000, primarily reflecting the decrease in sales mentioned above. Defense gross profit increased $2,110,000 from $13,634,000 to $15,744,000, reflecting improved product mix and operating efficiencies, partially offset by the decrease in sales mentioned above.

Selling and general expenses for both the Housewares/Small Appliance and Defense segments were essentially flat.

Intangibles amortization increased by $1,479,000. The increase primarily reflects amortization of the customer contract intangible asset corresponding to the quarter’s comparatively higher shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in

Note Q to the Company’s 2016 Consolidated Financial Statements on Form 10-K. For the three months ended October 1, 2017 and October 2, 2016, the Company recorded amortization expense of $1,474,000 and $0, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Other income increased $567,000, of which $163,000 is attributable to interest income, reflecting increased interest rates and funds invested.  The balance of the increase is attributable to lease and transition services income mentioned in Note I to the Consolidated Financial Statements.

Earnings from continuing operations before provision for income taxes increased $823,000 from $11,653,000 to $12,476,000.  The provision for income taxes from continuing operations increased from $3,886,000 to $4,138,000, which resulted in an effective income tax rate of 33% for both quarters.  Earnings from continuing operations increased $571,000 from $7,767,000 to $8,338,000, or 7%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings (loss) from discontinued operations, net of tax, decreased $543,000, from $537,000 to $(6,000).  The decrease was primarily attributable to the absence of activity in the former Absorbent Products segment during the three months ended October 1, 2017.

Net earnings increased $28,000 from $8,304,000 to $8,332,000.

Comparison of First Nine Months 2017 and 2016

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the first nine months ended October 1, 2017 and October 2, 2016.

On a consolidated basis, sales increased by $8,038,000 (4%), gross profit increased by $6,269,000 (13%), selling and general expenses decreased by $200,000 (1%), and intangibles amortization increased by $1,283,000 (226%).  Other income increased by $2,126,000 (357%), while earnings from continuing operations before provision for income taxes increased by $7,312,000 (22%), and earnings from continuing operations increased by $5,039,000 (23%). Earnings from discontinued operations, net of tax, increased $7,371,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $6,509,000 from $64,392,000 to $57,883,000, or 10%, primarily attributable to a decrease in shipments.  Defense net sales increased by $14,547,000 from $145,599,000 to $160,146,000, or 10%, primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $3,171,000 from $11,016,000 to $7,845,000, largely reflecting the decrease in sales mentioned above, along with increases in various operating costs that are part of cost of sales. Defense gross profit increased $9,440,000 from $39,293,000 to $48,733,000, primarily reflecting the increase in sales mentioned above and improved operating efficiencies.

Selling and general expenses for the Housewares/Small Appliance segment decreased $472,000, primarily reflecting lower accruals for self-insurance and professional fees  of $607,000 and lower compensation expense of $122,000, partially offset by higher employee benefit cost accruals of $344,000. Selling and general expenses for the Defense segment increased $272,000, primarily reflecting increases in compensation costs of $253,000, legal and professional costs of $191,000, and marketing and travel costs of $132,000.  These were largely offset by the absence of the prior period’s non-cash write-down of the book value of equipment of $353,000.

Intangibles amortization increased by $1,283,000. The increase primarily reflects amortization of the customer contract intangible asset corresponding to the period’s comparatively higher shipments of a portion of the backlog acquired in late 2013 from DSE, Inc., one of the Company’s former competitors in the Defense segment. The DSE asset acquisition is described in Note Q to the Company’s 2016 Consolidated Financial Statements on Form 10-K. For the nine months ended October 1, 2017 and October 2, 2016, the Company recorded amortization expense of $1,835,000 and $568,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Other income increased $2,126,000, approximately 30% of which is attributable to interest income, reflecting increased interest rates and funds invested.  The balance of the increase is attributable to lease and transition services income mentioned in Note I to the Consolidated Financial Statements.

Earnings from continuing operations before provision for income taxes increased $7,312,000 from $33,230,000 to $40,542,000.  The provision for income taxes from continuing operations increased from $11,017,000 to $13,290,000, which resulted in an effective income tax rate of 33% for both periods. Earnings from continuing operations increased $5,039,000 from $22,213,000 to $27,252,000, or 23%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, effective in the fourth quarter of 2016, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings from discontinued operations, net of tax, increased $7,371,000, from $1,576,000 to $8,947,000.  The increase was primarily attributable to the gain on sale mentioned above of $11,413,000, before taxes, and a gain on the involuntary conversion of machinery and equipment of $1,997,000, before taxes.  These were partially offset by the absence of sales and production during the remainder of the nine month period ended October 1, 2017.

Net earnings increased $12,410,000 from $23,789,000 to $36,199,000.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $(5,452,000) and $26,614,000 for the nine months ended October 1, 2017 and October 2, 2016, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during the first nine months of 2017 were net earnings of $36,199,000, which included total non-cash depreciation and amortization expenses of $7,062,000, and non-cash gains on the sale of the Absorbent Products business and on an involuntary conversion of machinery and equipment of $11,413,000 and $1,997,000, respectively.  Contributing to the decrease were increases in inventory levels and deposits made with raw material suppliers included in other assets and current assets, and decreases in payable and accrual levels, which included payments of income taxes related to the 2017 divestiture of the Absorbent Products business.  These were partially offset by a decrease in accounts receivable levels stemming from cash collections on customer sales.  Cash used in operating activities from discontinued operations was $5,437,000. Of particular note during the first nine months of 2016 were net earnings of $23,789,000, which included total non-cash depreciation and amortization expenses of $9,958,000, a decrease in accounts receivable levels stemming from cash collections on customer sales, a net increase in payable and accrual levels, and a decrease in deposits made with raw material suppliers included in other assets and current assets.  These were partially offset by an increase in inventory levels.    Cash provided by operating activities from discontinued operations was $3,314,000.

Net cash provided by (used in) investing activities was $22,543,000 during the first nine months of 2017 as compared to $(40,100,000) during the first nine months of 2016.  Significant factors contributing to the change in investing cash flows were the proceeds from the 2017 sale of the Absorbent Products business, insurance proceeds received in 2017 from an involuntary conversion of machinery and equipment, and the issuance of a note receivable during 2016.  These were partially offset by increases in net purchases of marketable securities and the acquisition of property, plant, and equipment and intangible assets.  Cash provided by (used in) discontinued operations for the first nine months of 2017 and 2016 were $63,199,000 and $(954,000), respectively.

Cash flows from financing activities for the first nine months of 2017 and 2016 primarily differed as a result of the comparative $0.45 per share increase in the extra dividend paid during the 2017 period.  Cash flows for both nine-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $7,924,000 during the first nine months of 2017 to $268,217,000 at October 1, 2017 for the reasons stated above.  The Company's current ratio was 7.1 to 1.0 at October 1, 2017 and 5.3 to 1.0 at December 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of October 1, 2017.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended October 1, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
Chief Financial Officer (Principal
Financial Officer), Treasurer

Date: November 13, 2017

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
101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended October 1, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.