Form 10-K
period 2017-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2018-03-16
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $544,256,037.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2018 was 6,968,120.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2017 Annual Report and portions of its Proxy Statement for its 2018 Annual Meeting of Stockholders.

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

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000.  The proceeds amount differs from the amount previously disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion, at a future date.  As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note P to the Company’s Consolidated Financial Statements for further discussion. The operations of PAPI previously comprised the Company’s Absorbent Products segment which manufactured and sold private label and branded adult incontinence products.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control single thermostatic control line of skillets in several sizes, griddles, woks and multi-purpose cookers; slow cookers;  deep fryers of various sizes; air fryers;  waffle makers; pizza ovens; slicer/shredders; electric heaters; corn poppers (hot air, oil, and microwave); dehydrators; rice cookers; microwave bacon cookers; coffeemakers and coffeemaker accessories; electric tea kettles; electric knife sharpeners; a line of kitchen gadgets; and timers.  Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.  Currently, sales include fire extinguishers sold by its subsidiary, Rusoh, Inc.

For the year ended December 31, 2017, approximately 12% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 16% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, slow cookers,  tea kettles, electric stainless steel appliances, non-cast fryers,  air fryers and heaters).  For the year ended December 31, 2016, approximately 12% of consolidated net sales were provided by cast products, and approximately 18% by noncast/thermal appliances.  For the year ended December 31, 2015, approximately 13% of consolidated net sales were provided by cast products, and approximately 21% by noncast/thermal appliances. For the years ended December 31, 2017,  2016 and 2015, this segment had one customer which accounted for 10% or more of the Company’s consolidated net sales.  That customer was Wal-Mart Stores, Inc., which accounted for 10%, 11%, and 12% of consolidated net sales in the years ended December 31, 2017, 2016, and 2015, respectively.  The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

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

Research and development costs related to new product development for the years 2017, 2016, and 2015 were absorbed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors.  Spectra maintains  376,000 square feet of space located in East Camden, Arkansas, dedicated primarily to Load, Assemble and Pack (LAP) type work.

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

AMTEC Less Lethal Systems, Inc., a subsidiary of AMTEC Corporation, holds the assets that were purchased from ALS Technologies, Inc, a small Arkansas manufacturer of less lethal ammunition, on November 1, 2011.  The subsidiary’s products include smoke and tear gas grenades, specialty impact munitions, diversionary devices and stun munitions, support accessories like launchers and gas masks, as well as training for the use of its products.  The subsidiary’s state-of-the-art less lethal ammunition manufacturing and training facility, which was completed in 2013, is 54,000 square feet and is located in Perry, Florida.

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

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement.  The total dollar amount of this contract awarded to AMTEC was  $566,000,000.  The Company expects deliveries under this contract to continue into 2018.  In addition, as part of an acquisition of a group of assets from DSE, Inc, a 40mm competitor, which was completed on November 7, 2013, AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the novated DSE 40mm contract were $169,000,000 through 2017.    Additional shipments under the contract will be made during 2018.  The Company submitted its bid for a third contract, and although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remained and were subsequently awarded to AMTEC as the Army’s FY16 40mm requirements in a single award valued at $84,500,000.  The Company expects shipments under this FY16 contract to continue into 2018.  On August 30, 2017, the Army awarded AMTEC, as the sole prime contractor, a third five-year 40mm system contract covering FY17-21 requirements.  The value is approximately $79,000,000 for FY17, with deliveries scheduled to commence in late 2018.  The actual annual and cumulative dollar volume with the Army over the balance of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense.

During 2017, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2010 contract applied to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

B.  OTHER COMMENTS

1. Sources and Availability of Materials

See Note J to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses

Patents, particularly on new products, trademarks and know-how are considered significant to the Company’s Housewares/Small Appliance segment.  The Company's current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress).  Removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights.  The Company has dozens of U.S. and foreign patents pending and granted.  Of those U.S. patents granted, the following is a non-exhaustive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents):  Quick Release Appliance Cord Assemblies (US 6,719,576, December 2022,  and 6,527,570, October 2021), Rotatable Cooking Apparatus (US 6,125,740 and 6,354,194, March 2019), Coffee Brewer (US D695,064, December 2027), Cooking Apparatus with Safety Device (US 7,635,827, November 2027), Griddle with Attached Warming Tray (US D674,656, January 2027), Low Profile Griddle (US D575,098, August 2022), Stirring Popcorn Maker (US D615,797, May 2024), and Parabolic Heater (US D633,189, February 2025).  To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.  The Defense segment holds a United States patent related to its non-dud signature training round (US 8,640,621, Oct 2029), which would be deemed significant to its respective operations.

3. Effects of Compliance with Environmental Regulations

In May 1986, the Company's Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of hazardous waste deposited on the property.  At year end 1998, all remediation projects at the Eau Claire, Wisconsin, site had been installed, were fully operational, and restoration activities had been completed.

Based on factors known as of December 31, 2017, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company

As of December 31, 2017, the Company and its subsidiaries had 982 employees compared to 1,138 employees at the end of December 2016.

Approximately 169 employees of Amron are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 29, 2020.

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

The contract backlog of the Defense segment was approximately $308,173,000, $358,931,000, and $284,355,000 at December 31, 2017, 2016, and 2015, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period, after December 31, 2017.

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

None.

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

The Company's Eau Claire facility is approximately 522,000 square feet, of which approximately 354,000 square feet was formerly occupied by Presto Absorbent Products, Inc. and subsequently, beginning on January 3, 2017, is leased to Drylock Technologies, LTD mentioned in Item 1 of this Form 10-K.  The Company's corporate office occupies the balance of the space in Eau Claire.

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin; East Camden, Arkansas; Perry, Florida; and Clear Lake, South Dakota.

The Janesville, Wisconsin facility is comprised of approximately 106,000 square feet, which includes the Company’s 2016 construction of 31,000 square feet of manufacturing space to meet anticipated needs.   The Antigo, Wisconsin facility is comprised of approximately 208,000 square feet and the Perry, Florida facility is comprised of approximately 54,000 square feet. The East Camden, Arkansas operation leases approximately 376,000 square feet.  The Clear Lake, South Dakota facility is comprised of approximately 88,000 square feet.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2017			2016
	Applicable			Applicable
	Dividends			Dividends
	Paid	Market Price		Paid	Market Price
	per Share	High	Low	per Share	High	Low

First Quarter*	$5.50	$112.00	$91.85	$5.05	$88.00	$72.30
Second Quarter	—	112.45	98.10	—	94.98	81.96
Third Quarter	—	114.70	95.90	—	96.25	85.14
Fourth Quarter	—	121.00	95.90	—	108.70	83.68
Full Year	$5.50	$121.00	$91.85	$5.05	$108.70	$72.30

* First quarter 2017 includes a regular dividend of $1.00 and an extra dividend of $4.50.  First quarter 2016 includes a regular dividend of $1.00 and an extra dividend of $4.05.

On February 9, 2018, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $5.00.  On March 15, 2018, a payment of $41,989,000 was made to the shareholders of record as of March 1, 2018.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 1, 2018, there were 258 holders of record of the Company’s common stock.  This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2017, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2017 Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2017	2016	2015	2014	2013
Net sales	$333,633	$341,905	$355,649	$347,198	$343,423

Earnings from continuing operations	$43,314	$41,915	$42,162	$30,752	$39,985
Earnings (loss) from discontinued operations, net of tax	9,645	2,649	(1,666)	(4,275)	1,267
Net earnings	52,959	44,564	40,496	26,477	41,252

Earnings (loss) per share - basic and diluted
From continuing operations	$6.20	$6.01	$6.07	$4.44	$5.79
From discontinued operations, net of tax	1.38	0.38	(0.24)	(0.62)	0.18
Net earnings per share	7.58	6.39	5.83	3.82	5.97

Total assets	$411,873	$417,594	$387,384	$374,071	$386,781

Dividends paid per common share applicable to current year
Regular	$1.00	$1.00	$1.00	$1.00	$-	*
Extra	4.50	4.05	3.05	4.05	-	*
Total	$5.50	$5.05	$4.05	$5.05	$-

* An accelerated payment of the annual 2013 dividend ($1.00 per common share regular, $5.50 per common share extra) was made in December 2012.  The acceleration was occasioned by the uncertainty over the federal income tax rate that would be in effect in 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2017 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 15, 2018, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production;  shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts which could result, among other things, in the modification or termination of existing contracts;  dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of tooling and equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

DISCONTINUED OPERATIONS

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The operations of PAPI previously comprised the Company’s Absorbent Products segment.

2017 COMPARED TO 2016

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s two business segments for the years ended December 31, 2017 and 2016.

On a consolidated basis, sales decreased by $8,272,000 (2%), gross profit increased by $1,572,000 (2%), selling and general expense increased by $471,000 (2%), and intangibles amortization increased by $1,909,000 (265%).  Other income increased by $2,771,000  (342%), while earnings from continuing operations before provision for income taxes increased by $1,963,000 (3%), and earnings from continuing operations increased by $1,399,000 (3%). Earnings from discontinued operations, net of tax, increased $6,996,000 (264%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $10,829,000, from $108,128,000 to $97,299,000, or 10%, primarily due to a decrease in shipments.  Defense net sales increased by $2,557,000, from $233,777,000 to $236,334,000, or 1%, reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $4,113,000 from $20,963,000 (19% of sales) in 2016 to $16,850,000 (17% of sales) in 2017, primarily reflecting the decrease in sales mentioned above.  Defense gross profit increased $5,685,000 from $64,699,000 (28% of sales) to $70,384,000 (30% of sales), primarily reflecting the increase in sales mentioned above and an improved product mix and increased efficiency.

Selling and general expenses for the Housewares/Small Appliance segment decreased $700,000, primarily reflecting lower employee compensation and benefit costs of $443,000 and legal costs of $314,000.  Defense segment selling and general expenses increased $1,171,000, primarily reflecting increased employee compensation-related costs totaling  $983,000.

Intangible assets primarily consist of the value of an acquired government sales contract and the value of trademarks, trade secrets, and consulting agreements.  The intangible assets are all attributable to the Defense segment.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 10 years.  As of December 31, 2017, the Company determined that the trade secrets, which were acquired during 2017, had an indefinite life.  The increase in amortization is primarily attributable to more units shipped under the acquired government sales contract in 2017 than in 2016.

The above items were responsible for the change in operating profit.

Other income increased  $2,771,000, approximately a third of which was attributable to interest income, reflecting increased interest rates and funds invested.  The balance of the increase was primarily attributable to lease and transition services income mentioned in Note P to the Company’s Consolidated Financial Statements.

Earnings from continuing operations before provision for income taxes increased $1,963,000 from $63,322,000 to $65,285,000.  In December 2017, the United States enacted changes to its tax laws, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018.  The reduction in the tax rate resulted in a revaluation of the Company’s deferred tax assets and liabilities held at December 31, 2017, causing an increase in its 2017 income tax provision of $534,000.  The provision for income taxes from continuing operations increased from $21,407,000 to $21,971,000, which resulted in an effective income tax rate of 34% for both years.  Earnings from continuing operations increased $1,399,000 from $41,915,000 to $43,314,000.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Income from discontinued operations increased $6,996,000, from $2,649,000 to $9,645,000, which was primarily attributable to the gain recognized on the divestiture of PAPI and a gain on the involuntary conversion of machinery and equipment.  Readers are directed to Note P, “Discontinued Operations,” to the Company’s Consolidated Financial Statements for further information regarding the divestiture.

Net earnings increased $8,395,000 from $44,564,000 to $52,959,000.

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

Intangible assets primarily consist of the value of an acquired government sales contract and the value of trademarks, trade secrets, and consulting agreements.  The intangible assets are all attributable to the Defense segment.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 10 years.  The decrease in amortization is primarily attributable to fewer units shipped under the acquired government sales contract in 2016 than in 2015.

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

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Income from discontinued operations increased $4,315,000, from a loss of $1,666,000 to income of $2,649,000, primarily attributable to higher sales and production and a gain on the involuntary conversion of machinery and equipment.

Net earnings increased $4,068,000 from $40,496,000 to $44,564,000.

LIQUIDITY AND CAPITAL RESOURCES

2017 COMPARED TO 2016

Cash provided by operating activities was $24,278,000 during 2017 as compared to $66,376,000 during 2016.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2017 were net earnings of $52,959,000, which included total non-cash depreciation and amortization expenses of $9,888,000, the deferred income tax benefit of $4,001,000, the gain on divestiture of business of $11,413,000, and the net gain on involuntary conversion of machinery and equipment of $2,713,000; and a decrease in accounts receivable levels.  These were partially offset by decreases in net payables and increases in inventory levels. Cash used in discontinued operations was $5,447,000.  Of particular note during 2016 were net earnings of $44,564,000, which included total non-cash depreciation and amortization expenses of $14,683,000 and the deferred income tax provision of $6,360,000; increases in net payables; and a decrease in deposits with vendors included in other assets and current assets. These were partially offset by increases in accounts receivable and inventory levels.  Cash provided by discontinued operations was $4,477,000.

Net cash used in investing activities was $2,090,000 during 2017 as compared to $60,846,000 used during 2016.  During 2017, the Company received net proceeds of $64,033,000 from the divestiture of its Absorbent Products business, and $2,104,000 from an insurance settlement.  Also of note during 2017 were net purchases of marketable securities of $59,832,000, the purchase of plant and equipment of $7,396,000, which included expenditures to rebuild impaired machinery and equipment, improvements to the Company’s Eau Claire, Wisconsin facility, and augmentation of the

Company’s production facilities in the Defense segment, and the acquisition of an intangible asset of $1,000,000. During 2016, the Company expanded its Defense segment’s Janesville, Wisconsin facility, as noted in Item 2 of this 10-K, and continued its expansion of its Absorbent Products business by purchasing plant and equipment, in the combined amount of $6,950,000.  Also of significance were net purchases of marketable securities of $52,256,000; the issuance of a note receivable of $2,419,000; and the acquisition of intangible assets in the Defense segment of $211,000. These cash outflows were partially offset by proceeds from an insurance settlement of $987,000. Cash used by discontinued operations was $1,139,000.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2017 and 2016, $114,258,000 and $46,306,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2017 and 2016 primarily differed as a result of the $0.45 per share increase in the extra dividend paid during those years.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

As a result of the foregoing factors, cash and cash equivalents decreased in 2017 by $15,812,000 to $11,222,000.

Working capital increased by $16,870,000 to $293,011,000 at December 31, 2017 for the reasons stated above.  The Company’s current ratio was 7.4 to 1.0 at December 31, 2017, compared to 5.3 to 1.0 at December 31, 2016.

In December 2017, the United States enacted changes to its tax laws, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018.  The lower tax rate is expected to have a positive effect on the Company’s liquidity and cash flow.

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

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $308,173,000 at December 31, 2017, and $358,931,000 at December 31, 2016.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period.

CONTRACTUAL OBLIGATIONS

The table below discloses a summary of the Company’s specified contractual obligations at December 31, 2017:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease Obligations	$577	$456	$110	$11	$0
Purchase obligations(1)	190,721	190,721	0	0	0
Total	$191,298	$191,177	$110	$11	$0

(1)Purchase obligations includes outstanding purchase orders at December 31, 2017.  Included are purchase orders issued to the Company’s housewares manufacturers in the Orient and to material suppliers and building contractors in the Defense segment and discontinued operations of the Company’s Absorbent Products business (see Note P to the Company’s Consolidated Financial Statements).  The amount related to discontinued operations is approximately $224,000.  The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s or other customers’ products in other applications or return the material to their supplier.  As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

Impairment and Valuation of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets consist of property, plant and equipment and intangible assets, including the value of a government sales contract, trademarks, trade secrets, and consulting agreements. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, the amounts of the cash flows and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. The Company derives the required cash flow estimates from its historical experience and its internal business plans.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(19)  to the Company’s Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company’s Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC 230, the Company’s 7-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market.  The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 0.8 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.

The Consolidated Financial Statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Registered Public Accounting Firm can be found on pages F-1 through F-20.

B.	Quarterly financial data is contained in Note N to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2017.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited National Presto Industries Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in Item 15 and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Madison, Wisconsin

March 16, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	65

Randy F. Lieble	Vice President, Chief Financial Officer, Treasurer, and Director	64

Douglas J. Frederick	Secretary and General Counsel	47

Jeffery A. Morgan	Vice President, Engineering	60

Richard L. Jeffers	Vice President of Sales	65

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

Mr. Jeffers was elected Vice President of Sales in September 2017.  He has almost 40-years of experience in the housewares/small appliance industry, has held executive sales positions at Windmere, Applica, and Salton, and owned and operated a successful manufacturer’s representative firm. Prior to Vice President of Sales, Mr. Jeffers served as National Account Sales Manager for the Company. He has been with the Company for a total of 14 (non-consecutive) years.

The information under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders is incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation and Other Information”  and “Summary Compensation Table” in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2017 and 2016	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2017, 2016 and 2015	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016 and 2015	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2017, 2016 and 2015	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-20

		f.	Report of Independent Registered Public Accounting Firm	F-21

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-22

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 10.4*

Form of Restricted Stock Award Agreement – 2017 Incentive Compensation Plan - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

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

Exhibit 101

The following financial information from National Presto Industries, Inc.’s annual report on Form 10-K for the period ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vi) Schedule II - Valuation and Qualifying Accounts.

* Compensatory Plans

(c) Schedules:

            Reference is made to Item 15(a)2 of this Form 10-K.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC. (registrant)

	By:	/S/ Maryjo Cohen
Maryjo Cohen
President and Chief Executive Officer
Date: March 16, 2018

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
Randy F. Lieble
Vice President, Chief Financial
Officer (Principal Financial
Officer), Treasurer, and Director

Date:	March 16, 2018

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2017		2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$11,222		$27,034
Marketable securities		144,252		84,457
Accounts receivable	$67,089		$69,101
Less allowance for doubtful accounts	1,869	65,220	1,816	67,285
Inventories:
Finished goods	27,242		25,200
Work in process	72,219		66,528
Raw materials and supplies	4,978	104,439	3,675	95,403
Assets held for sale		6,189		58,893
Other current assets		7,186		7,423
Total current assets		338,508		340,495
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	4,985		4,933
Buildings	47,412		47,012
Machinery and equipment	51,141		49,218
	103,538		101,163
Less allowance for depreciation and amortization	58,370	45,168	51,688	49,475
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		3,330		4,961
NOTES RECEIVABLE		6,750		6,534
DEFERRED INCOME TAXES		995		-
OTHER ASSETS		5,637		4,644
		$411,873		$417,594
The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2017		2016
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$28,445		$39,584
Federal and state income taxes		3,750		6,273
Accrued liabilities		13,092		12,244
Liabilities held for sale		210		6,253
Total current liabilities		45,497		64,354
DEFERRED INCOME TAXES		-		3,004
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2017 and 2016
Issued: 7,440,518 shares at December 31, 2017 and 2016
Outstanding: 6,968,120 and 6,950,786 shares at December 31, 2017 and 2016, respectively	$7,441		$7,441
Paid-in capital	9,074		7,913
Retained earnings	364,757		350,203
Accumulated other comprehensive loss	(86)		(47)
	381,186		365,510
Less treasury stock, at cost, 472,398 and 489,732 shares at December 31, 2017 and 2016, respectively	14,810		15,274
Total stockholders' equity		366,376		350,236
		$411,873		$417,594
The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)
	For the years ended December 31,
	2017	2016	2015
Net sales	$333,633	$341,905	$355,649
Cost of sales	246,399	256,243	266,216
Gross profit	87,234	85,662	89,433
Selling and general expenses	22,900	22,429	21,735
Intangibles amortization	2,630	721	5,173
Operating profit	61,704	62,512	62,525
Other income	3,581	810	397
Earnings from continuing operations before provision for income taxes	65,285	63,322	62,922
Provision for income taxes from continuing operations	21,971	21,407	20,760
Earnings from continuing operations	43,314	41,915	42,162
Earnings (loss) from discontinued operations, net of tax	9,645	2,649	(1,666)
Net earnings	$52,959	$44,564	$40,496

Weighted average common shares outstanding:
Basic and diluted	6,989	6,970	6,951

Earnings (loss) per share, basic and diluted:
From continuing operations	$6.20	$6.01	$6.07
From discontinued operations	1.38	0.38	(0.24)
Net earnings per share	$7.58	$6.39	$5.83

Comprehensive income:
Net earnings	52,959	44,564	40,496
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	39	38	6
Comprehensive income	$52,920	$44,526	$40,490

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$52,959	$44,564	$40,496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	7,258	13,962	10,427
Intangibles amortization	2,630	721	5,173
Deferred income tax provision (benefit)	(4,001)	6,360	(998)
Gain on divestiture of business	(11,413)	-	-
Net gain on involuntary conversion of machinery and equipment	(2,713)	(968)	-
Loss on disposal and impairment of property, plant and equipment	248	434	70
Provision for doubtful accounts	70	1	516
Noncash retirement plan expense	675	782	775
Other	238	217	220
Changes in operating accounts:
Accounts receivable	1,848	(13,539)	708
Inventories	(8,730)	(7,528)	(9,398)
Other assets and current assets	(806)	5,148	(2,894)
Accounts payable and accrued liabilities	(11,462)	12,145	(2,684)
Federal and state income taxes receivable/payable	(2,523)	4,077	3,864
Net cash provided by operating activities	24,278	66,376	46,275

Cash flows from investing activities:
Marketable securities purchased	(192,584)	(86,119)	(20,170)
Marketable securities - maturities and sales	132,752	33,863	10,306
Proceeds from divestiture of business, net of cash paid	64,033	-	-
Purchase of property, plant and equipment	(7,396)	(6,950)	(6,461)
Note issued	-	(2,419)	-
Proceeds from insurance settlement	2,104	987	-
Acquisition of intangible assets	(1,000)	(211)	-
Sale of property, plant and equipment	1	3	25
Net cash used in investing activities	(2,090)	(60,846)	(16,300)

Cash flows from financing activities:
Dividends paid	(38,405)	(35,161)	(28,114)
Proceeds from sale of treasury stock	519	443	323
Other	(114)	-	(5)
Net cash used in financing activities	(38,000)	(34,718)	(27,796)

Net increase (decrease) in cash and cash equivalents	(15,812)	(29,188)	2,179
Cash and cash equivalents at beginning of year	27,034	56,222	54,043
Cash and cash equivalents at end of year	$11,222	$27,034	$56,222

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$32,837	$17,278	$21,930

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2014	6,917	$7,441	$5,906	$328,417	$(3)	$(16,318)	$325,443
Net earnings				40,496			40,496
Unrealized loss on available-for-sale securities, net of tax					(6)		(6)
Dividends paid March 13, $1.00 per share regular, $3.05 per share extra				(28,114)			(28,114)
Other	18		869			566	1,435
Balance December 31, 2015	6,935	7,441	6,775	340,799	(9)	(15,752)	339,254
Net earnings				44,564			44,564
Unrealized loss on available-for-sale securities, net of tax					(38)		(38)
Dividends paid March 15, $1.00 per share regular, $4.05 per share extra				(35,161)			(35,161)
Other	16		1,138	1		478	1,617
Balance December 31, 2016	6,951	7,441	7,913	350,203	(47)	(15,274)	350,236
Net earnings				52,959			52,959
Unrealized loss on available-for-sale securities, net of tax					(39)		(39)
Dividends paid March 15, $1.00 per share regular, $4.50 per share extra				(38,405)			(38,405)
Other	17		1,161			464	1,625
Balance December 31, 2017	6,968	$7,441	$9,074	$364,757	$(86)	$(14,810)	$366,376

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

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000.  The proceeds amount differs from the amount previously disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion, at a future date.  As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note P for further discussion.

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $3,157,000 and $5,883,000 at December 31, 2017 and 2016, respectively, are included as reductions of cash and cash equivalents or bank overdrafts in accounts payable, as appropriate.

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

At December 31, 2017 and 2016, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during 2017 and 2016.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2017
Tax-exempt Municipal Bonds	$30,103	$29,994	$-	$109
Variable Rate Demand Notes	114,258	114,258	-	-
Total Marketable Securities	$144,361	$144,252	$-	$109

December 31, 2016
Tax-exempt Municipal Bonds	$38,223	$38,151	$1	$73
Variable Rate Demand Notes	46,306	46,306	-	-
Total Marketable Securities	$84,529	$84,457	$1	$73

Proceeds from sales and maturities of marketable securities totaled $132,752,000 in 2017, $33,863,000 in 2016, and $10,306,000 in 2015.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2017, 2016 and 2015.  Net unrealized losses included in other comprehensive income were $37,000, $57,000 and $9,000 before taxes for the years ended December 31, 2017, 2016, and 2015, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2017 are as follows: $25,741,000 within one year; $16,226,000 beyond one year to five years; $12,175,000 beyond five years to ten years, and $90,110,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which, as noted above, can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

(7)  INVENTORIES:  Housewares/Small Appliance segment inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method.  Defense segment inventories are stated at the lower of cost and net realizable value determined principally on the first-in, first-out (FIFO) method.

Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts associated with recognized sales, utilizing a standard costing type method.  The Company evaluates inventories to determine if there are any excess or obsolete inventories on hand.

(8)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long-lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  Approximately $374,000 and $764,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings and Machinery and Equipment, respectively, at December 31, 2017. The construction in progress is expected to be completed by the  fourth quarter of 2018. Approximately $3,461,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings at December 31, 2016.

(9)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  No  goodwill impairments were recognized during 2017, 2016,  or 2015.

The Company's goodwill as of December 31, 2017 and 2016 was $11,485,000, relating entirely to its Defense segment, which had no cumulative impairment charges at December 31, 2017.

(10) INTANGIBLE ASSETS:  Intangible assets primarily consist of the value of an acquired government sales contract and the value of trademarks, trade secrets, and consulting agreements.  The intangible assets are all attributable to the Defense segment.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 10 years.  As of December 31, 2017, the Company determined that the trade secrets, which were acquired during 2017, had an indefinite life.

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  There were no impairments of intangible assets recognized during 2017, 2016, or 2015.

The gross carrying amounts of the government sales contract and other intangible assets subject to amortization were $21,690,000 and $211,000, respectively, totaling $21,901,000 at December 31, 2017 and 2016. Accumulated amortization was $19,570,000 and $16,940,000 at December 31, 2017 and 2016, respectively.  Amortization expense was $2,630,000, $721,000, and $5,173,000 during the years ended December 31, 2017, 2016, and 2015, respectively.  Estimated amortization expense as of December 31, 2017 for the five succeeding years is shown in the following table:

Years ending December 31:	(In thousands)
2018	$2,171
2019	21
2020	21
2021	21
2022	21

(11) OTHER ASSETS: Other assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to two years.  As of December 31, 2017 and 2016,  $11,567,000 and $10,974,000 of such prepayments, respectively, remained unused and outstanding.  At December 31, 2017 and 2016,  $5,930,000 and $6,330,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

(15) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $174,000, $369,000, and $98,000 in 2017, 2016, and 2015, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2017	2016
Beginning balance January 1	$543	$487
Accruals during the period	268	549
Charges / payments made under the warranties	(428)	(493)
Balance December 31	$383	$543

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

(18) INCOME TAXES:  Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws.  The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year.  The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.  Income tax contingencies are accounted for in accordance with FASB ASC 740, Income Taxes.  See Note H for summaries of the provision, the effective tax rates, and the tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities.  In December 2017, the United States enacted changes to its tax laws, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018.  The reduction in the tax rate resulted in a revaluation of the Company’s deferred tax assets and liabilities held at December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required.  The Company is in the early stages of evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2017.  The Company will adopt ASU 2014-09 as of January 1, 2018 utilizing the modified retrospective transition method.  The Company evaluated the impact of the standard on its two business segments, Housewares/Small Appliance and Defense.  Representative samples of existing revenue contracts for each material revenue stream were considered and evaluated.  That evaluation entailed a review of the “five-step” model established by ASU 2014-09 to identify the contract, performance obligations, the transaction price, the process for allocating the transaction price to performance obligations, the timing and pattern of revenue recognition, and additional disclosures that may be required.  The Company has determined that there are no material differences resulting from the adoption of ASU 2014-09.  As required by ASU 2014-09, the Company will present expanded disclosures related to revenues and contracts with customers in the first quarter of 2018, the assessment of which is ongoing.  The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASU 2014-09.

Other pronouncements issued but not effective until after December 31, 2017, are not expected to have a material impact on the Company's consolidated financial statements.

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $26,019,000 and $25,031,000 as of December 31, 2017 and 2016, respectively, and consists of housewares/small appliance finished goods.  Under LIFO, inventories are valued at approximately $3,835,000 and $2,585,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2017 and 2016, respectively.  During the years ended December 31, 2017, 2016, and 2015, $64,000,  $2,451,000, and $0, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2017	$(1,250)	$830	$0.12
2016	$443	$(292)	$(0.04)
2015	$763	$(505)	$(0.07)

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense and raw materials of the Housewares/Small Appliance segments are valued under the FIFO method and total $78,420,000 and $70,372,000 at December 31, 2017 and 2016, respectively.  At December 31, 2017, the FIFO total was comprised of $1,223,000 of finished goods, $72,219,000 of work in process, and $4,978,000 of raw material.  At December 31, 2016, the FIFO total was comprised of $169,000 of finished goods, $66,528,000 of work in process, and $3,675,000 of raw material.

C.   ACCRUED LIABILITIES:

At December 31, 2017, accrued liabilities consisted of payroll $5,827,000, product liability $4,965,000, environmental $1,150,000, and other $1,150,000.  At December 31, 2016, accrued liabilities consisted of payroll $4,948,000,  product liability $5,172,000, environmental $1,010,000, and other $1,114,000.

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

D.   TREASURY STOCK:

As of December 31, 2017, the Company has authority from the Board of Directors to reacquire an additional 503,373 shares.  During 2017 and 2015, 1,139 and 88 shares, respectively, were acquired from participants in the Company’s Incentive Compensation Plans described in Note F to cover those participants’ tax withholding obligations related to vested stock grants in accordance with the Plans’ rules. No shares were reacquired in 2016.   Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

F.   STOCK-BASED COMPENSATION:

The Company, from time to time, enters into separate non-vested share-based payment arrangements with employees and executive officers under the Incentive Compensation Plan approved by stockholders on May 18, 2010 and the 2017 Incentive Compensation Plan approved by shareholders on May 16, 2017, which authorized 50,000 and 150,000 shares, respectively, to be available for grants.  The Compensation Committee of the Company’s Board of Directors approves all stock-based compensation awards for employees and executive officers of the Company.  The Company grants restricted stock that is subject to continued employment and vesting conditions, but has dividend and voting rights, and uses the fair-market value of the Company’s common stock on the grant date to measure the fair value of the awards.  The fair value of restricted stock is recognized as expense ratably over the requisite serviced period, net of estimated forfeitures.

During 2017, 2016, and 2015, the Company granted 7,837,  3,162 and 5,779 shares of restricted stock, respectively, to 22 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plans, the restricted stock vests on specified dates in 2020 through 2023, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $545,000, $391,000, and $333,000 in 2017, 2016, and 2015, respectively. As of December 31, 2017, there was approximately $1,432,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 3.8 years.  There were 6,492,  1,284, and 2,570 shares of restricted stock that vested during 2017, 2016,  and 2015, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2017		2016		2015
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	28,465	$77.93	26,587	$78.00	23,668	$79.02
Granted	7,837	105.06	3,162	89.10	5,779	84.90
Vested	(6,492)	85.58	(1,284)	106.92	(2,570)	103.65
Forfeited	0		0	-	(290)	78.12
Non-vested at end of period	29,810	$83.40	28,465	$77.93	26,587	$78.00

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,194,000 in 2017, $1,225,000 in 2016, and $1,098,000 in 2015. In addition, the Company made cash contributions of $817,000 in 2017, $924,000 in 2016, and $941,000 in 2015 to the 401(k) Plan.  The Company also contributed $369,000, $358,000, and $393,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2017, 2016, and 2015, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes from continuing operations:

	For Years Ended December 31 (in thousands)
	2017	2016	2015
Current:
Federal	$24,200	$14,391	$21,346
State	1,772	656	412
	25,972	15,047	21,758
Deferred:
Federal	(4,008)	5,799	(989)
State	7	561	(9)
	(4,001)	6,360	(998)
Total tax provision	$21,971	$21,407	$20,760

The effective rate of the provision for income taxes on earnings from continuing operations before income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.8%	1.2%	0.4%
Tax exempt interest and dividends	(0.7%)	(0.2%)	0.0%
Other	(2.4%)	(2.2%)	(2.4%)
Effective rate	33.7%	33.8%	33.0%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2017	2016
Deferred tax assets
Insurance (primarily product liability)	$1,023	$1,594
Inventory	654	628
Vacation	596	893
Doubtful accounts	447	2,878
Environmental	275	320
Deferred compensation	253	338
Other	72	110
Total deferred tax assets	3,320	6,761

Deferred tax liabilities
Goodwill and other intangibles	1,112	1,698
Deferred revenue	875	-
Depreciation	338	8,067
Total deferred tax liabilities	2,325	9,765

Net deferred tax assets (liabilities)	$995	$(3,004)

In December 2017, the United States enacted changes to its tax laws, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018.  The reduction in the tax rate resulted in a revaluation of the Company’s deferred tax assets and liabilities held at December 31, 2017, causing an increase in its 2017 income tax provision of $534,000.  The Company believes its accounting assessment for the impact of the enacted changes to the United States tax laws is complete.

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2017, the carrying amount of the Company’s gross unrecognized tax benefits was $459,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2017 and 2016:

	(In thousands)
	2017	2016
Balance at January 1	$288	$312
Increases for tax positions taken related to the current year	128	80
Increases for tax positions taken related to prior years	66	-
Decreases for tax positions taken related to prior years	-	(8)
Lapse of statute of limitations	(23)	-
Settlements	-	(96)
Balance at December 31	$459	$288

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  For the year ended December 31, 2015, $482,000 of interest income associated with tax refunds is included in tax expense.  During the years ended December 31, 2017, 2016 and 2015, the Company accrued approximately $17,000,  $15,000 and $13,000 in interest expense, respectively.

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

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 10%,  11%, and 12% of consolidated net sales for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2017, 2016, and 2015,  substantially all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2017,  169 employees of Amron, or 17% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 29, 2020.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the City of Eau Claire.  As of December 31, 2017, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2017, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $1,150,000 and $1,010,000 as of December 31, 2017 and 2016, respectively, and is included in accrued liabilities on its  balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2018	$250
2019	181
2020	162
2021	143
2022	124
Thereafter	290
$1,150

L.   BUSINESS SEGMENTS:

The Company operates in two business segments.  The Company identifies its segments based on the Company's organization structure, which is primarily by principal products.  The principal product groups are Housewares/Small Appliance and Defense.  Sales for both segments are primarily to customers in North America. On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The operations of PAPI previously comprised the Company’s Absorbent Products segment.  See Note P for further discussion.

The Housewares/Small Appliance segment designs, markets, and distributes housewares and small appliances.  The housewares/small appliance products are sold primarily in the United States and Canada directly to retail outlets and also through independent distributors.  As more fully described in Note J, the Company primarily sources its Housewares/Small Appliance products from non-affiliated suppliers located in the Orient.  Sales are seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.

The Defense segment was started in 2001 with the acquisition of AMTEC Corporation, which manufactures precision mechanical and electromechanical assemblies for the U.S. Government and prime contractors.  During 2005, and again during 2010, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years.  In 2016, AMTEC was awarded a one-year contract, and in 2017, it was awarded a third five-year contract as the sole prime contractor.  AMTEC's manufacturing plant is located in Janesville, Wisconsin.  Since the inception of the Defense segment in 2001, the Company has expanded the segment by making several strategic business acquisitions, and has additional facilities located in East Camden, Arkansas;  Antigo, Wisconsin; Perry, Florida; and Clear Lake, South Dakota.  During 2003, the segment was expanded with the acquisition of Spectra Technologies, LLC of East Camden, Arkansas.  This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. Government and prime contractors.  During 2006, the segment was expanded with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin, which primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition.  In 2011 the segment was further augmented with the purchase of certain assets of ALS Technologies, Inc. of Bull Shoals, Arkansas, which manufactures less lethal ammunitions.  The Company subsequently relocated this operation to Perry, Florida.  During 2014, the Company continued the expansion of the Defense segment with the purchase of substantially all of the assets of Chemring Energetic Devices, Inc. located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC. The Clear Lake facility manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials. The Defense segment’s collection of facilities enables the Company to deliver in virtually all aspects of the manufacture of medium caliber training and tactical rounds and less lethal ammunition.  They include the fuze, the metal parts including the cartridge case, the load, assemble and pack of the final round, and the detonator.

In the following summary, operating profit represents earnings before other income, income taxes, and discontinued operations.  The Company's segments operate discretely from each other with no shared manufacturing facilities.  Costs associated with corporate activities (such as cash and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliance segment for all periods presented.

	(in thousands)
	Housewares / Small Appliance	Defense	Assets Held for Sale	Total
Year ended December 31, 2017
External net sales	$97,299	$236,334		$333,633
Gross profit	16,850	70,384		87,234
Operating profit	6,264	55,440		61,704
Total assets	242,815	162,869	$6,189	411,873
Depreciation and amortization	1,328	8,511		9,839
Capital expenditures	1,849	1,301		3,150

Year ended December 31, 2016
External net sales	$108,128	$233,777		$341,905
Gross profit	20,963	64,699		85,662
Operating profit	9,677	52,835		62,512
Total assets	200,639	158,062	$58,893	417,594
Depreciation and amortization	1,045	7,830		8,875
Capital expenditures	1,351	3,473		4,824

Year ended December 31, 2015
External net sales	$125,944	$229,705		$355,649
Gross profit	27,455	61,978		89,433
Operating profit	16,106	46,419		62,525
Total assets	184,385	143,189	$59,810	387,384
Depreciation and amortization	923	7,905		8,828
Capital expenditures	3,955	121		4,076

M.   OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities and equipment under non-cancelable operating leases, many of which contain renewal options ranging from one to five years.  Rent expense was approximately $994,000, $1,040,000, and $888,000 for the years ended December 31, 2017, 2016, and 2015, respectively.  Future minimum annual rental payments required under operating leases are as follows:

Years ending December 31:	(In thousands)
2018	$456
2019	71
2020	39
2021	11
$577

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2017 and 2016:

	(In thousands, except per share data)
						Per Share (basic and diluted)
Quarter	Net Sales	Gross Profit	Earnings from Continuing Operations	Earnings (Loss) from Discontinued Operations, net of tax	Net Earnings	Earnings from Continuing Operations	Earnings (Loss) from Discontinued Operations, net of tax	Net Earnings
2017
First	$72,854	$20,126	$9,973	$8,182	$18,155	$1.43	$1.17	$2.60
Second	74,561	17,560	8,941	771	9,712	1.28	0.11	1.39
Third	70,614	18,892	8,338	(6)	8,332	1.19	-	1.19
Fourth	115,604	30,656	16,062	698	16,760	2.30	0.10	2.40
Total	$333,633	$87,234	$43,314	$9,645	$52,959	$6.20	$1.38	$7.58

2016
First	$65,942	$16,048	$6,510	$701	$7,211	$0.94	$0.10	$1.04
Second	69,516	17,167	7,936	338	8,274	1.14	0.05	1.19
Third	74,533	17,094	7,767	537	8,304	1.11	0.08	1.19
Fourth	131,914	35,353	19,702	1,073	20,775	2.82	0.15	2.97
Total	$341,905	$85,662	$41,915	$2,649	$44,564	$6.01	$0.38	$6.39

As shown above, fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment orders/purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The Defense segment  is typically non-seasonal.  As discussed in Note P, the Company sold its Absorbent Products business on January 3, 2017, and the gain on divestiture was recorded primarily in the first quarter of 2017.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the third quarter. As of December 31, 2017 and 2016, the line of credit limit was set at $5,000,000, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.  In addition, the Company had issued commercial letters of credit totaling $1,197,000 and $1,803,000 as of December 31, 2017 and 2016, respectively, related to performance on certain customer contracts.  As of December 31, 2017, the entire balance of the issued letters of credit had not been drawn upon.

P.   DISCONTINUED OPERATIONS

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000.  The proceeds amount differs from the amount previously disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion, at a future date.  As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The Company’s pre-tax gain on the sale of $11,413,000, net of one-time transaction costs, was recorded in the first six months of 2017 within earnings from discontinued operations. This amount differs from the gain previously reported as a result of the post-closing adjustments mentioned above that were finalized in the second quarter of 2017.

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Net sales	$421	$76,555	$72,041
Cost of sales	(675)	(70,848)	(71,897)
Selling and general expenses	(25)	(2,618)	(2,275)
Gain on divestiture, net	11,413	-	-
Other income (expense)	2,753	976	(1)
Earnings (loss) from discontinued operations before provision for income taxes	13,887	4,065	(2,132)
Provision for (benefit from) income taxes from discontinued operations	4,242	1,416	(466)
Earnings (loss) from discontinued operations, net of tax	$9,645	$2,649	$(1,666)

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

	Year Ended December 31,
(in thousands)	2017	2016
Accounts receivable, net	$2,529	$13,781
Inventories	-	10,747
Property, plant and equipment, net	3,660	34,365
Assets held for sale	$6,189	$58,893

Accounts payable	$210	$5,245
Accrued liabilities	-	1,008
Liabilities held for sale	$210	$6,253

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash provided by (used in) operating activities from discontinued operations was $(5,447,000),  $4,477,000, and $4,733,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Cash provided by (used in) investing activities related to discontinued operations was $61,891,000,  $(1,139,000), and $(2,385,000) for the years ended December 31, 2017, 2016, and 2015, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provided for total annual payments of $1,288,000 initially. It also provides Drylock an option for early termination of the lease after the initial five years and an option to modify the space subject to the agreement.  Drylock elected the latter option as of June 30, 2017.  The agreement provides as well for adjustments to the rental payments based on certain price indices.  The Company also entered into a transition services agreement with Drylock which terminated at the end of 2017.  The amounts received from Drylock for transition services and rental income are recorded in Other Income on the Consolidated Statements of Comprehensive Income.

Q.   OTHER

The Company has entered into a licensing agreement with another firm that holds intellectual property on the Rusoh® self-service/self-reloadable fire extinguisher.  Under the agreement, the Company has advanced the entity funds and has agreed to pay royalties to the entity on the commercial sales of the developed products.  As of December 31, 2017 and 2016, notes receivable plus accrued interest of $6,750,000 and $6,534,000, respectively, related to the license agreement were classified as Notes Receivable on the Company’s Consolidated Balance Sheets.    The fire extinguisher was introduced to the commercial market in 2017, and the Company believes that collectability of the notes receivable is reasonably assured.

R.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material events or transactions.

On February 9, 2018, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $5.00.  On March 15, 2018, a payment of $41,989,000 was made to the shareholders of record as of March 1,  2018.

On February 26, 2018, AMTEC Corporation received a $58,200,000 option award under year two (Government Fiscal Year 2018) of AMTEC’s current five-year 40mm systems contract with the Department of the Army.  The option award is primarily for M430A1 cartridges, with deliveries scheduled to begin in early 2020.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2007.

Madison, Wisconsin

March 16, 2018

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands)
Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2017	$1,816	$70	$-	$17	$1,869
Year ended December 31, 2016	$1,796	$1	$-	$(19)	$1,816
Year ended December 31, 2015	$1,319	$516	$-	$39	$1,796

Notes:
(A) Amounts charged to selling and general expenses.
(B) Amounts charged to other accounts.
(C) Principally bad debts written off, net of recoveries.