Form 10-Q
period 2018-04-01
NATIONAL PRESTO INDUSTRIES INC
filed 2018-05-11
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 1, 2018

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

There were 6,977,023 shares of the Issuer’s Common Stock outstanding as of May 1, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 1, 2018 and December 31, 2017

(Dollars in thousands)

	April 1, 2018 (Unaudited)		December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$23,586		$11,222
Marketable securities		132,577		144,252
Accounts receivable, net		43,401		65,220
Inventories:
Finished goods	$27,695		$27,242
Work in process	68,717		72,219
Raw materials	4,968	101,380	4,978	104,439
Assets held for sale		4,417		6,189
Other current assets		7,620		7,186
Total current assets		312,981		338,508
PROPERTY, PLANT AND EQUIPMENT	$105,301		$103,538
Less allowance for depreciation	59,396	45,905	58,370	45,168
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		2,586		3,330
NOTES RECEIVABLE		6,804		6,750
DEFERRED INCOME TAXES		983		995
OTHER ASSETS		4,947		5,637
		$385,691		$411,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 1, 2018 and December 31, 2017

(Dollars in thousands)

	April 1, 2018 (Unaudited)		December 31, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$29,925		$28,445
Federal and state income taxes		7,029		3,750
Accrued liabilities		12,460		13,092
Liabilities held for sale		19		210
Total current liabilities		49,433		45,497
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	9,640		9,074
Retained earnings	333,754		364,757
Accumulated other comprehensive loss	(42)		(86)
	350,793		381,186
Treasury stock, at cost	14,535		14,810
Total stockholders' equity		336,258		366,376
		$385,691		$411,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended April 1, 2018 and April 2, 2017

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2018	2017
Net sales	$76,826	$72,854
Cost of sales	56,549	52,728
Gross profit	20,277	20,126
Selling and general expenses	6,151	5,760
Intangibles amortization	745	367
Operating profit	13,381	13,999
Other income	895	950
Earnings from continuing operations before provision for income taxes	14,276	14,949
Provision for income taxes from continuing operations	3,282	4,976
Earnings from continuing operations	$10,994	$9,973
Earnings (loss) from discontinued operations, net of tax	(8)	8,182
Net earnings	$10,986	$18,155

Weighted average shares outstanding:
Basic and diluted	6,999	6,981

Earnings per share, basic and diluted:
From continuing operations	$1.57	$1.43
From discontinued operations	0.00	1.17
Net earnings per share	$1.57	$2.60

Comprehensive income:
Net earnings	$10,986	$18,155
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	44	28
Comprehensive income	$11,030	$18,183

Cash dividends declared and paid per common share	$6.00	$5.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended April 1, 2018 and April 2, 2017

(Unaudited)

(Dollars in thousands)

	2018	2017
Cash flows from operating activities:
Net earnings	$10,986	$18,155
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,052	1,739
Intangibles amortization	745	367
Provision for doubtful accounts	6	5
Non-cash retirement plan expense	201	183
Gain on involuntary conversion of machinery and equipment	-	(1,580)
Loss (gain) on disposal of property, plant and equipment	1	(2)
Gain on divestiture of business	-	(10,704)
Other	107	67
Changes in operating accounts:
Accounts receivable, net	21,660	25,874
Inventories	3,059	(14,072)
Other assets and current assets	256	896
Accounts payable and accrued liabilities	657	(4,584)
Federal and state income taxes	3,236	9,055
Net cash provided by operating activities	41,966	25,399

Cash flows from investing activities:
Marketable securities purchased	(51,583)	(85,715)
Marketable securities - maturities and sales	63,313	26,835
Proceeds from divestiture of business, net of cash paid	-	63,324
Purchase of property, plant and equipment	(1,790)	(2,257)
Proceeds from insurance settlement	1,925	-
Sale of property, plant and equipment	-	1
Net cash provided by investing activities	11,865	2,188

Cash flows from financing activities:
Dividends paid	(41,989)	(38,405)
Proceeds from sale of treasury stock	528	519
Other	(6)	(115)
Net cash used in financing activities	(41,467)	(38,001)

Net increase (decrease) in cash and cash equivalents	12,364	(10,414)
Cash and cash equivalents at beginning of period	11,222	27,034
Cash and cash equivalents at end of period	$23,586	$16,620

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of December 31, 2017 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2017  Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000.  The proceeds amount differs from the amount previously disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion. The sale is expected in the second quarter of 2018.  As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note J for further discussion.

NOTE B – RECLASSIFICATIONS

In addition to the reclassifications mentioned in Note A above, certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s financial statement presentation.  These reclassifications did not affect net earnings or stockholders’ equity as previously reported.

NOTE C – REVENUES

The Company’s revenues are derived from short-term contracts and programs that are typically completed within 3 to 24 months and are recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. The standard was adopted on January 1, 2018 and did not result in any change to the Company’s pattern of revenue recognition.    The Company’s contracts each contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small Appliances segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliances segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

The Company's contracts in the Defense segment are primarily with the U.S. Department of Defense (DOD) and DOD prime contractors. As a consequence, this segment's business essentially depends on the product needs and governmental funding of the DOD. Substantially all of the work performed by the Defense segment directly or indirectly for the DOD is performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor.

Revenue is recognized at a point in time.  For the Housewares/Small Appliance segment, revenue is generally recognized as the completed, ordered product is shipped to the customer from the Company’s warehouses.  For the relatively few situations in which revenue should be recognized when product is received by the customer, the Company adjusts revenue accordingly.  For the Defense segment, revenue is recognized when the customer has legal title and formally documents that it has accepted the products.  In some situations, the customer may obtain legal title and accept the products at the Company’s facilities, arranging for transportation at a later date, typically in one to four weeks.  The Company does not consider the short-term storage of the customer owned products to be a material performance obligation, and no part of the transaction price is allocated to it.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of April 1, 2018 and December 31, 2017, $9,088,000 and $8,364,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  There were no material adjustments during the three-month periods ended April 1, 2018 and April 2, 2017.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations in the Company’s Defense segment were $335,487,000 and $308,173,000 as of April 1, 2018 and December 31, 2017, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from two segments:  Housewares/Small Appliance and Defense, as shown in Note E.  Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

NOTE D – EARNINGS PER SHARE

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

NOTE E – BUSINESS SEGMENTS

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

	(in thousands)
	Housewares / Small Appliance	Defense	Assets Held for Sale		Total
Quarter ended April 1, 2018
External net sales	$16,057	$60,769	$		$76,826
Gross profit	1,899	18,378			20,277
Operating profit (loss)	(875)	14,256			13,381
Total assets	231,875	149,399		4,417	385,691
Depreciation and amortization	336	1,461			1,797
Capital expenditures	1,709	81			1,790

Quarter ended April 2, 2017
External net sales	$20,047	$52,807	$		$72,854
Gross profit	3,169	16,957			20,126
Operating profit	547	13,452			13,999
Total assets	238,143	160,096		4,501	402,740
Depreciation and amortization	303	1,754			2,057
Capital expenditures	460	217			677

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE G - CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

At April 1, 2018 and December 31, 2017, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the three months ended April 1, 2018.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 1, 2018
Tax-exempt Municipal Bonds	$26,847	$26,794	$-	$53
Variable Rate Demand Notes	105,783	105,783	-	-
Total Marketable Securities	$132,630	$132,577	$-	$53

December 31, 2017
Tax-exempt Municipal Bonds	$30,103	$29,994	$-	$109
Variable Rate Demand Notes	114,258	114,258	-	-
Total Marketable Securities	$144,361	$144,252	$-	$109

Proceeds from maturities and sales of available-for-sale securities totaled $63,313,000 and $26,835,000 for the three month periods ended April 1, 2018 and April 2, 2017,  respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains included in other comprehensive income were $55,000 and $42,000 before taxes for the three month periods ended April 1, 2018 and April 2, 2017,  respectively.    No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at April 1, 2018 are as follows: $24,901,000 within one year; $15,921,000 beyond one year to five years; $7,456,000 beyond five years to ten years, and $84,299,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to two years.  As of April 1, 2018 and December 31, 2017,  $10,881,000 and $11,567,000 of such prepayments, respectively, remained unused and outstanding.    At April  1, 2018 and December 31, 2017, $5,934,000 and $5,930,000, respectively, of these amounts were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE I – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE J – DISCONTINUED OPERATIONS

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000. The proceeds amount differs from the amount previously disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provides for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion.  The sale is expected in the second quarter of 2018.  As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The Company’s pre-tax gain on sale of $11,413,000, net of one-time transaction costs, was recorded in the first six months of 2017 within earnings from discontinued operations.  This amount differs from the gain previously reported as a result of the post-closing adjustments mentioned above that were finalized in the second quarter of 2017.  A pre-tax gain of $10,704,000 was recorded in first quarter of 2017.

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	Three Months Ended (Unaudited)
(in thousands)	April 1, 2018	April 2, 2017
Net sales	$-	$421
Cost of sales	(11)	(468)
Selling and general expenses	-	(26)
Gain on divestiture, net	-	10,704
Other income	-	1,648
Earnings (loss) from discontinued operations before provision for income taxes	(11)	12,279
Provision for (benefit from) income taxes from discontinued operations	(3)	4,097
Earnings (loss) from discontinued operations, net of tax	$(8)	$8,182

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

(in thousands)	April 1, 2018 (Unaudited)	December 31,2017
Accounts receivable, net	$757	$2,529
Property, plant and equipment, net	3,660	3,660
Assets held for sale	$4,417	$6,189

Accounts payable	$19	$210
Liabilities held for sale	$19	$210

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash used in operating activities from discontinued operations was $353,000 and $5,196,000 for the three months ended April 1, 2018 and April 2, 2017,  respectively. Cash provided by investing activities related to discontinued operations was $1,925,000 and $61,744,000 for the three months ended April 1, 2018 and April 2, 2017, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provided for total annual payments of $1,288,000 initially. It also provides Drylock an option for early termination of the lease after the initial five years and an option to modify the space subject to the agreement.  Drylock elected the latter option as of June 30, 2017. The agreement allows as well for adjustments to the rental payments based on certain price indices.  The Company also entered into a transition services agreement with Drylock, which terminated at the end of 2017. The amounts received from Drylock for transition services and rental income are recorded in Other Income on the Consolidated Statements of Comprehensive Income.

NOTE K – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE L – SUBSEQUENT EVENT

On April 19, 2018, Spectra Technologies, LLC, a wholly-owned subsidiary of the Company, received a subcontract for the production of the warhead for the Small Diameter Bomb program.  The award, in combination with other recent subcontracts, represents a total value of approximately $43,000,000.  Deliveries on these awards will commence in 2018.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2017 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held on May 15, 2018, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and information technology system failures or security breaches.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

Comparison of First Quarter 2018 and 2017

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the quarters ended April 1, 2018 and April 2, 2017.

On a consolidated basis, sales increased by $3,972,000 (6%), gross profit increased by $151,000 (1%), selling and general expenses increased by $391,000 (7%) and intangibles amortization increased by $378,000 (103%).  Other income decreased by $55,000 (6%), while earnings from continuing operations before provision for income taxes decreased by $673,000 (5%), and earnings from continuing operations increased by $1,021,000 (10%). Earnings from discontinued operations, net of tax, decreased $8,190,000 (100%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $3,990,000 from $20,047,000 to $16,057,000, or 20%,  primarily attributable to a  decrease in shipments. Defense net sales increased by $7,962,000 from $52,807,000 to $60,769,000, or 15%, primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $1,270,000 from $3,169,000 to $1,899,000, primarily reflecting the decrease in sales mentioned above. Defense gross profit increased $1,421,000 from $16,957,000 to $18,378,000, reflecting the increase in sales mentioned above, partially offset by a less favorable product mix.

Selling and general expenses for the Housewares/Small Appliance segment increased $153,000, primarily reflecting increased marketing expenses. Selling and general expenses for the Defense segment increased $239,000, primarily reflecting increased compensation and benefit costs.

Intangibles amortization increased by $378,000. The increase primarily reflects the Defense segment’s amortization of the value of an acquired government sales contract corresponding to the quarter’s comparatively higher shipments from the contract’s backlog. For the three months ended April 1, 2018 and April 2, 2017, the Company recorded amortization expense of $739,000 and $361,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Other income was essentially flat.

Earnings from continuing operations before provision for income taxes decreased $673,000 from $14,949,000 to $14,276,000.  The provision for income taxes from continuing operations decreased from $4,976,000 to $3,282,000, which resulted in an effective income tax rate of 23%  in 2018 versus 33% in 2017.  The decrease in the effective income tax rate relates primarily to United States income tax reform enacted in December 2017, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018. Earnings from continuing operations increased $1,021,000 from $9,973,000 to $10,994,000, or 10%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings (loss) from discontinued operations, net of tax, for the three months ended April 1, 2018 and April 2, 2017 were $(8,000) and $8,182,000, respectively. The change in earnings from discontinued operations primarily relates to the gain on sale of the Absorbent Products business recorded in the first quarter of 2017.

Net earnings decreased $7,169,000 from $18,155,000 to $10,986,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $41,966,000 and $25,399,000 for the three months ended April 1, 2018 and April 2, 2017, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2018 were net earnings of $10,986,000, which included total non-cash depreciation and amortization expenses of $1,796,000.  Also contributing to the cash provided were a decrease in accounts receivable levels stemming from cash collections on customer sales, a decrease in inventory levels, and a net increase in payable and accrual levels.  Cash used in operating activities from discontinued operations was $353,000.  Of particular note during the first three months of 2017 were net earnings of $18,155,000, which included total non-cash depreciation and amortization expenses of $2,106,000, and non-cash gains on the sale of the Absorbent Products business and on an involuntary conversion of machinery and equipment of $10,704,000 and $1,580,000, respectively.  Also contributing to the cash provided were a decrease in accounts receivable levels stemming from cash collections on customer sales and a net increase in payable and accrual levels, partially offset by an increase in inventory levels.  Cash used in operating activities from discontinued operations was $5,196,000.

Net cash provided by investing activities was $11,865,000 during the first three months of 2018 as compared to $2,188,000 during the first three months of 2017.  Significant factors contributing to the change were net maturities and sales of marketable securities in 2018 of $11,730,000, in contrast with net purchases in 2017 of $58,880,000; proceeds from the 2017 sale of the Absorbent Products business of $63,324,000; and proceeds from an insurance settlement of $1,925,000 in 2018.  Cash provided by discontinued operations for the first three months of 2018 and 2017 were $1,925,000 and $61,744,000, respectively.

Cash flows from financing activities for the first three months of 2018 and 2017 primarily differed as a result of the comparative $0.50 per share increase in the extra dividend paid during the 2018 period.  Cash flows for both three-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $29,463,000 during the first three months of 2018 to $263,548,000 at April 1, 2018 for the reasons stated above.  The Company's current ratio was 6.3 to 1.0 at April 1, 2018 and 7.4 to 1.0 at December 31, 2017.

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

Revenues

Sales are recorded net of discounts and returns for the Housewares/Small Appliance segment.  Sales discounts and returns are key aspects of variable consideration, which is a significant estimate utilized in revenue recognition.  Sales returns pertain primarily to warranty returns, returns of seasonal items, and returns of those newly introduced products sold with a return privilege.  The calculation of warranty returns is based in large part on historical data, while seasonal and new product returns are primarily developed using customer provided information.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 0.5 years.  Accordingly,  changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 1, 2018.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note I to the Consolidated Financial Statements set forth under Part I - Item 1 above.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended April 1, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Date: May 11, 2018