Form 10-Q
period 2018-07-01
NATIONAL PRESTO INDUSTRIES INC
filed 2018-08-10
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 1, 2018

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

There were 6,978,446 shares of the Issuer’s Common Stock outstanding as of August 1, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 1, 2018 and December 31, 2017

(Dollars in thousands)

	July 1, 2018 (Unaudited)		December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$36,610		$11,222
Marketable securities		129,439		144,252
Accounts receivable, net		43,266		65,220
Inventories:
Finished goods	$26,536		$27,242
Work in process	65,569		72,219
Raw materials	5,543	97,648	4,978	104,439
Income tax receivable		607		-
Assets held for sale		528		6,189
Other current assets		6,852		7,186
Total current assets		314,950		338,508
PROPERTY, PLANT AND EQUIPMENT	$108,795		$103,538
Less allowance for depreciation	60,395	48,400	58,370	45,168
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		1,170		3,330
NOTES RECEIVABLE		6,858		6,750
DEFERRED INCOME TAXES		977		995
OTHER ASSETS		5,696		5,637
		$389,536		$411,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 1, 2018 and December 31, 2017

(Dollars in thousands)

	July 1, 2018 (Unaudited)		December 31, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$29,535		$28,445
Federal and state income taxes		-		3,750
Accrued liabilities		12,654		13,092
Liabilities held for sale		-		210
Total current liabilities		42,189		45,497
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	9,889		9,074
Retained earnings	344,529		364,757
Accumulated other comprehensive loss	(21)		(86)
	361,838		381,186
Treasury stock, at cost	14,491		14,810
Total stockholders' equity		347,347		366,376
		$389,536		$411,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended July 1, 2018 and July 2, 2017

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Net sales	$79,227	$74,561	$156,053	$147,415
Cost of sales	59,782	57,001	116,331	109,729
Gross profit	19,445	17,560	39,722	37,686
Selling and general expenses	5,631	5,418	11,782	11,178
Intangibles amortization	1,416	5	2,161	372
Operating profit	12,398	12,137	25,779	26,136
Other income	997	980	1,892	1,930
Earnings from continuing operations before provision for income taxes	13,395	13,117	27,671	28,066
Provision for income taxes from continuing operations	2,619	4,176	5,901	9,152
Earnings from continuing operations	$10,776	$8,941	$21,770	$18,914
Earnings (loss) from discontinued operations, net of tax	(1)	771	(9)	8,953
Net earnings	$10,775	$9,712	$21,761	$27,867

Weighted average shares outstanding:
Basic and diluted	7,006	6,990	7,002	6,985

Earnings per share, basic and diluted:
From continuing operations	$1.54	$1.28	$3.11	$2.71
From discontinued operations	0.00	0.11	0.00	1.28
Net earnings per share	$1.54	$1.39	$3.11	$3.99

Comprehensive income:
Net earnings	$10,775	$9,712	$21,761	$27,867
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	21	(5)	65	23
Comprehensive income	$10,796	$9,707	$21,826	$27,890

Cash dividends declared and paid per common share	$0.00	$0.00	$6.00	$5.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended July 1, 2018 and July 2, 2017

(Unaudited)

(Dollars in thousands)

	2018	2017
Cash flows from operating activities:
Net earnings	$21,761	$27,867
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,057	3,912
Intangibles amortization	2,161	372
Provision for doubtful accounts	12	14
Non-cash retirement plan expense	379	357
Gain on involuntary conversion of machinery and equipment	-	(1,997)
Gain on disposal of property, plant and equipment	-	(2)
Gain on divestiture of business	-	(11,413)
Other	139	133
Changes in operating accounts:
Accounts receivable, net	21,469	29,060
Inventories	6,791	(21,191)
Other assets and current assets	275	(3,099)
Accounts payable and accrued liabilities	(847)	(9,675)
Federal and state income taxes	(4,371)	(8,656)
Net cash provided by operating activities	49,826	5,682

Cash flows from investing activities:
Marketable securities purchased	(59,771)	(109,465)
Marketable securities - maturities and sales	74,666	65,250
Proceeds from divestiture of business, net of cash paid	3,660	64,033
Purchase of property, plant and equipment	(4,001)	(4,509)
Proceeds from insurance settlement	2,474	-
Sale of property, plant and equipment	1	1
Net cash provided by investing activities	17,029	15,310

Cash flows from financing activities:
Dividends paid	(41,989)	(38,405)
Proceeds from sale of treasury stock	528	519
Other	(6)	(114)
Net cash used in financing activities	(41,467)	(38,000)

Net increase (decrease) in cash and cash equivalents	25,388	(17,008)
Cash and cash equivalents at beginning of period	11,222	27,034
Cash and cash equivalents at end of period	$36,610	$10,026

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

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000.  The proceeds amount differs from the amount previously disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provided for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion. The sale of the delayed assets was consummated during the second quarter of 2018 and resulted in no gain or loss.  As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note J for further discussion.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of July 1, 2018 and December 31, 2017, $8,346,000 and $8,364,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $528,000 during the six-month period ended July 1, 2018 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During both the three and six month periods ended July 1, 2018 and July 2, 2017, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $324,937,000 and $308,173,000 as of July 1, 2018 and December 31, 2017, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Assets Held for Sale		Total
Quarter ended July 1, 2018
External net sales	$17,978	$61,249	$		$79,227
Gross profit	2,248	17,197			19,445
Operating profit (loss)	(298)	12,696			12,398
Total assets	247,352	141,656		528	389,536
Depreciation and amortization	332	2,089			2,421
Capital expenditures	3,203	297			3,500

Quarter ended July 2, 2017
External net sales	$16,901	$57,660	$		$74,561
Gross profit	1,528	16,032			17,560
Operating profit (loss)	(949)	13,086			12,137
Total assets	222,165	162,439		5,335	389,939
Depreciation and amortization	308	1,870			2,178
Capital expenditures	463	1,372			1,835

	(in thousands)
	Housewares / Small Appliances	Defense Products	Assets Held for Sale		Total
Six Months ended July 1, 2018
External net sales	$34,035	$122,018	$		$156,053
Gross profit	4,147	35,575			39,722
Operating profit (loss)	(1,173)	26,952			25,779
Total assets	247,352	141,656		528	389,536
Depreciation and amortization	668	3,550			4,218
Capital expenditures	4,912	378			5,290

Six Months ended July 2, 2017
External net sales	$36,948	$110,467	$		$147,415
Gross profit	4,697	32,989			37,686
Operating profit (loss)	(402)	26,538			26,136
Total assets	222,165	162,439		5,335	389,939
Depreciation and amortization	611	3,624			4,235
Capital expenditures	923	1,589			2,512

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

At July 1, 2018 and December 31, 2017, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.  There were no transfers into or out of Level 2 during the six months ended July 1, 2018.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 1, 2018
Tax-exempt Municipal Bonds	$27,602	$27,575	$-	$27
Variable Rate Demand Notes	101,864	101,864	-	-
Total Marketable Securities	$129,466	$129,439	$-	$27

December 31, 2017
Tax-exempt Municipal Bonds	$30,103	$29,994	$-	$109
Variable Rate Demand Notes	114,258	114,258	-	-
Total Marketable Securities	$144,361	$144,252	$-	$109

Proceeds from maturities and sales of available-for-sale securities totaled $11,353,000 and $38,415,000 for the three month periods ended July 1, 2018 and July 2, 2017,  respectively, and totaled $74,666,000 and $65,250,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains (losses) included in other comprehensive income were $27,000 and $(8,000) before taxes for the three month periods ended July 1, 2018 and July 2, 2017,  respectively, and were $82,000 and $34,000 before taxes for the six month periods then ended, respectively.    No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 1, 2018 are as follows: $26,741,000 within one year; $14,523,000 beyond one year to five years; $7,231,000 beyond five years to ten years, and $80,944,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to two years.  As of July 1, 2018 and December 31, 2017,  $10,126,000 and $11,567,000 of such prepayments, respectively, remained unused and outstanding.    At July  1, 2018 and December 31, 2017, $4,430,000 and $5,930,000, respectively, of these amounts were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE I – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE J – DISCONTINUED OPERATIONS

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000. The proceeds amount differs from the amount previously disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provided for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion.  The sale of the delayed assets was consummated during the second quarter of 2018 and resulted in no gain or loss.  As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The Company’s pre-tax gain on sale of $11,413,000, net of one-time transaction costs, was recorded in the first six months of 2017 within earnings from discontinued operations.  This amount differs from the gain previously reported as a result of the post-closing adjustments mentioned above that were finalized in the second quarter of 2017.

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	Three Months Ended		Six Months Ended
(in thousands) (unaudited)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales	$-	$-	$-	$421
Cost of sales	-	(17)	(11)	(485)
Selling and general expenses	-	2	-	(24)
Gain on divestiture, net	-	709	-	11,413
Other income	-	430	-	2,078
Earnings (loss) from discontinued operations before provision for income taxes	-	1,124	(11)	13,403
Provision for (benefit from) income taxes from discontinued operations	1	353	(2)	4,450
Earnings (loss) from discontinued operations, net of tax	$(1)	$771	$(9)	$8,953

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

(in thousands)	July 1, 2018 (Unaudited)	December 31, 2017
Accounts receivable, net	$528	$2,529
Property, plant and equipment, net	-	3,660
Assets held for sale	$528	$6,189

Accounts payable	$-	$210
Liabilities held for sale	$-	$210

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash used in operating activities from discontinued operations was $692,000 and $5,625,000 for the six months ended July 1, 2018 and July 2, 2017, respectively. Cash provided by investing activities related to discontinued operations was $6,134,000 and $62,036,000 for the six months ended July 1, 2018 and July 2, 2017, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required.  The Company continues to evaluate the impact of the adoption of ASU 2016-02 on its consolidated financial statements, which includes a comprehensive review of its current leasing arrangements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2017 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held on May 15, 2018, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and information technology system failures or security breaches.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

Comparison of Second Quarter 2018 and 2017

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the quarters ended July 1, 2018 and July 2, 2017.

On a consolidated basis, net sales increased by $4,666,000 (6%), gross profit increased by $1,885,000 (11%), selling and general expenses increased by $213,000 (4%) and intangibles amortization increased by $1,411,000.    Other income increased by $17,000 (2%), while earnings from continuing operations before provision for income taxes increased by $278,000 (2%), and earnings from continuing operations increased by $1,835,000 (21%). Earnings from discontinued operations, net of tax, decreased by $772,000 (100%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $1,077,000 from $16,901,000 to $17,978,000, or 6%,  primarily attributable to an increase in shipments. Defense net sales increased by $3,589,000 from $57,660,000 to $61,249,000, or 6%, primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit increased $720,000 from $1,528,000 to $2,248,000, primarily reflecting the increase in sales mentioned above. Defense gross profit increased $1,165,000 from $16,032,000 to $17,197,000, primarily reflecting the increase in sales mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment were essentially flat. Selling and general expenses for the Defense segment increased $144,000, primarily reflecting increased compensation costs.

Intangibles amortization increased by $1,411,000. The increase primarily reflects the Defense segment’s amortization of the value of an acquired government sales contract corresponding to the quarter’s comparatively higher shipments from the contract’s backlog. For the three months ended July 1, 2018 and July 2, 2017, the Company recorded amortization expense of $1,411,000 and $0, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Other income was essentially flat.

Earnings from continuing operations before provision for income taxes increased $278,000 from $13,117,000 to $13,395,000.  The provision for income taxes from continuing operations decreased from $4,176,000 to $2,619,000, which resulted in an effective income tax rate of 20%  in 2018 versus  32% in 2017.  The decrease in the effective income tax rate relates primarily to United States income tax reform enacted in December 2017, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018. Earnings from continuing operations increased $1,835,000 from $8,941,000 to $10,776,000, or 21%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings (loss) from discontinued operations, net of tax, for the three months ended July 1, 2018 and July 2, 2017 were $(1,000) and $771,000, respectively. The change in earnings from discontinued operations primarily relates to the post-closing adjustments on the gain on sale of the Absorbent Products business recorded in the second quarter of 2017.

Net earnings increased $1,063,000 from $9,712,000 to $10,755,000.

Comparison of First Six Months 2018 and 2017

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the first six months ended July 1, 2018 and July 2, 2017.

On a consolidated basis, sales increased by $8,638,000 (6%), gross profit increased by $2,036,000 (5%), selling and general expenses increased by $604,000 (5%) and intangibles amortization increased by $1,789,000 (481%).  Other income decreased by $38,000 (2%), while earnings from continuing operations before provision for income taxes decreased by $395,000 (1%), and earnings from continuing operations increased by $2,856,000 (15%). Earnings from discontinued operations, net of tax, decreased $8,962,000 (100%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $2,913,000 from $36,948,000 to $34,035,000, or  8%, primarily attributable to a decrease in shipments. Defense net sales increased by $11,551,000 from $110,467,000 to $122,018,000, or 11%, primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $550,000 from $4,697,000 to $4,147,000, primarily reflecting the decrease in sales mentioned above. Defense gross profit increased $2,586,000 from $32,989,000 to $35,575,000, primarily reflecting the increase in sales mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment increased $221,000, primarily reflecting higher employee compensation costs. Selling and general expenses for the Defense segment increased $383,000, primarily reflecting higher compensation and benefit costs.

Intangibles amortization increased by $1,789,000. The increase primarily reflects the Defense segment’s amortization of the value of an acquired government sales contract corresponding to the period’s comparatively higher shipments from the contract’s backlog. For the first six months ended July 1, 2018 and July 2, 2017, the Company recorded amortization expense of $2,150,000 and $361,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

Other income was essentially flat.

Earnings from continuing operations before provision for income taxes decreased $395,000 from $28,066,000 to $27,671,000.  The provision for income taxes from continuing operations decreased from $9,152,000 to $5,901,000, which resulted in an effective income tax rate of 21% in 2018 versus 33% in 2017.  The decrease in the effective income tax rate relates primarily to United States income tax reform enacted in December 2017, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018. Earnings from continuing operations increased $2,856,000 from $18,914,000 to $21,770,000, or 15%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings (loss) from discontinued operations, net of tax, for the first six months ended July 1, 2018 and July 2, 2017 were $(9,000) and $8,953,000, respectively. The change in earnings from discontinued operations primarily relates to the gain on sale of the Absorbent Products business recorded during the first six months of 2017.

Net earnings decreased $6,106,000 from $27,867,000 to $21,761,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $49,826,000 and $5,682,000 for the six months ended July 1, 2018 and July 2, 2017, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2018 were net earnings of $21,761,000, which included total non-cash depreciation and amortization expenses of $4,218,000.  Also contributing to the cash provided were a decrease in accounts receivable levels stemming from cash collections on customer sales and a decrease in inventory levels.  These were partially offset by a decrease in payable and accrual levels.  Cash used in operating activities from discontinued operations was $692,000.  Of particular note during the first six months of 2017 were net earnings of $27,867,000, which included total non-cash depreciation and amortization expenses of $4,284,000, and non-cash gains on the sale of the Absorbent Products business and on an involuntary conversion of machinery and equipment of $11,413,000 and $1,997,000, respectively. Also contributing to the operating cash flows for the first six months of 2017 were increases in inventory levels and deposits made with raw material suppliers included in other assets and current assets, and decreases in payable and accrual levels.  These were partially offset by a decrease in accounts receivable levels stemming from cash collections on customer sales. Cash used in operating activities from discontinued operations was $5,625,000.

Net cash provided by investing activities was $17,029,000 during the first six months of 2018 as compared to $15,310,000 during the first six months of 2017.  Significant factors contributing to the change were net maturities and sales of marketable securities in 2018 of $14,895,000, in contrast with net purchases in 2017 of $44,215,000; proceeds from the sale of the Absorbent Products business of $64,033,000 in 2017 as compared to proceeds of $3,660,000 in 2018 from the sale of the delayed assets described in Note A to the Consolidated Financial Statements; and proceeds from an insurance settlement of $2,474,000 in 2018.  Cash provided by discontinued operations for the first six months of 2018 and 2017 were $6,134,000 and $62,036,000, respectively.

Cash flows from financing activities for the first six months of 2018 and 2017 primarily differed as a result of the comparative $0.50 per share increase in the extra dividend paid during the 2018 period.  Cash flows for both six-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $20,250,000 during the first six months of 2018 to $272,761,000 at July 1, 2018 for the reasons stated above.  The Company's current ratio was 7.5 to 1.0 at July 1, 2018 and 7.4 to 1.0 at December 31, 2017.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 0.4 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of July 1, 2018.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended July 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended July 1, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Date: August 10, 2018