Form 10-Q
period 2018-09-30
NATIONAL PRESTO INDUSTRIES INC
filed 2018-11-09
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 6,979,601 shares of the Issuer’s Common Stock outstanding as of November 1, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

(Dollars in thousands)

	September 30, 2018 (Unaudited)		December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$80,538		$11,222
Marketable securities		102,516		144,252
Accounts receivable, net		43,771		65,220
Inventories:
Finished goods	$32,772		$27,242
Work in process	58,818		72,219
Raw materials	6,033	97,623	4,978	104,439
Income tax receivable		2,057		-
Assets held for sale		528		6,189
Other current assets		6,649		7,186
Total current assets		333,682		338,508
PROPERTY, PLANT AND EQUIPMENT	$107,119		$103,538
Less allowance for depreciation	60,896	46,223	58,370	45,168
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		1,118		3,330
NOTES RECEIVABLE		6,912		6,750
DEFERRED INCOME TAXES		986		995
OTHER ASSETS		3,966		5,637
		$404,372		$411,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

(Dollars in thousands)

	September 30, 2018 (Unaudited)		December 31, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$36,612		$28,445
Federal and state income taxes		-		3,750
Accrued liabilities		13,801		13,092
Liabilities held for sale		-		210
Total current liabilities		50,413		45,497
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	10,118		9,074
Retained earnings	350,906		364,757
Accumulated other comprehensive loss	(52)		(86)
	368,413		381,186
Treasury stock, at cost	14,454		14,810
Total stockholders' equity		353,959		366,376
		$404,372		$411,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2018 and October 1, 2017

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Net sales	$81,653	$70,614	$237,706	$218,029
Cost of sales	65,956	51,722	182,287	161,451
Gross profit	15,697	18,892	55,419	56,578
Selling and general expenses	5,829	5,729	17,611	16,907
Intangibles amortization	5	1,479	2,166	1,851
Impairment of long-lived assets	3,021	-	3,021	-
Operating profit	6,842	11,684	32,621	37,820
Other income	1,189	792	3,081	2,722
Earnings from continuing operations before provision for income taxes	8,031	12,476	35,702	40,542
Provision for income taxes from continuing operations	1,791	4,138	7,692	13,290
Earnings from continuing operations	6,240	8,338	28,010	27,252
Earnings (loss) from discontinued operations, net of tax	131	(6)	122	8,947
Net earnings	$6,371	$8,332	$28,132	$36,199

Weighted average shares outstanding:
Basic and diluted	7,007	6,991	7,004	6,987

Earnings per share, basic and diluted:
From continuing operations	$0.89	$1.19	$4.00	$3.90
From discontinued operations	0.02	0.00	0.02	1.28
Net earnings per share	$0.91	$1.19	$4.02	$5.18

Comprehensive income:
Net earnings	$6,371	$8,332	$28,132	$36,199
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	(31)	12	34	35
Comprehensive income	$6,340	$8,344	$28,166	$36,234

Cash dividends declared and paid per common share	$0.00	$0.00	$6.00	$5.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018 and October 1, 2017

(Unaudited)

(Dollars in thousands)

	2018	2017
Cash flows from operating activities:
Net earnings	$28,132	$36,199
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for depreciation	3,079	5,211
Intangibles amortization	2,166	1,851
Provision for doubtful accounts	18	41
Non-cash retirement plan expense	527	504
Gain on involuntary conversion of machinery and equipment	-	(1,997)
Loss on disposal of property, plant and equipment	-	14
Impairment of long-lived assets	3,021	-
Gain on divestiture of business	-	(11,413)
Other	86	292
Changes in operating accounts:
Accounts receivable, net	20,958	22,560
Inventories	6,816	(33,834)
Other assets and current assets	2,208	(1,543)
Accounts payable and accrued liabilities	8,666	(12,223)
Federal and state income taxes	(5,698)	(11,114)
Net cash provided by (used in) operating activities	69,979	(5,452)

Cash flows from investing activities:
Marketable securities purchased	(84,753)	(121,723)
Marketable securities - maturities and sales	126,532	84,942
Proceeds from divestiture of business, net of cash paid	3,660	64,033
Purchase of property, plant and equipment	(7,110)	(5,707)
Acquisition of intangible assets	-	(1,000)
Proceeds from insurance settlement	2,474	1,997
Sale of property, plant and equipment	1	1
Net cash provided by investing activities	40,804	22,543

Cash flows from financing activities:
Dividends paid	(41,989)	(38,405)
Proceeds from sale of treasury stock	528	519
Other	(6)	(114)
Net cash used in financing activities	(41,467)	(38,000)

Net increase (decrease) in cash and cash equivalents	69,316	(20,909)
Cash and cash equivalents at beginning of period	11,222	27,034
Cash and cash equivalents at end of period	$80,538	$6,125

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of September 30, 2018 and December 31, 2017, $11,026,000 and $8,364,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $5,093,000 during the nine-month period ended September 30, 2018 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During both the three and nine month periods ended September 30, 2018 and October 1, 2017, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $358,440,000 and $308,173,000 as of September 30, 2018 and December 31, 2017, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Assets Held for Sale		Total
Quarter ended September 30, 2018
External net sales	$22,714	$58,939	$		$81,653
Gross profit	3,040	12,657			15,697
Operating profit	56	6,786			6,842
Total assets	276,907	126,937		528	404,372
Depreciation and amortization	343	684			1,027
Capital expenditures	1,781	39			1,820

Quarter ended October 1, 2017
External net sales	$20,935	$49,679	$		$70,614
Gross profit	3,148	15,744			18,892
Operating profit	299	11,385			11,684
Total assets	219,811	169,762		4,065	393,638
Depreciation and amortization	344	2,434			2,778
Capital expenditures	579	(215)			364

	(in thousands)
	Housewares / Small Appliances	Defense Products	Assets Held for Sale		Total
Nine Months ended September 30, 2018
External net sales	$56,749	$180,957	$		$237,706
Gross profit	7,187	48,232			55,419
Operating profit (loss)	(1,117)	33,738			32,621
Total assets	276,907	126,937		528	404,372
Depreciation and amortization	1,011	4,234			5,245
Capital expenditures	6,693	417			7,110

Nine Months ended October 1, 2017
External net sales	$57,883	$160,146	$		$218,029
Gross profit	7,845	48,733			56,578
Operating profit (loss)	(103)	37,923			37,820
Total assets	219,811	169,762		4,065	393,638
Depreciation and amortization	955	6,058			7,013
Capital expenditures	1,502	1,374			2,876

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

At September 30, 2018 and December 31, 2017, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2018
Tax-exempt Municipal Bonds	$29,606	$29,541	$-	$65
Variable Rate Demand Notes	72,975	72,975	-	-
Total Marketable Securities	$102,581	$102,516	$-	$65

December 31, 2017
Tax-exempt Municipal Bonds	$30,103	$29,994	$-	$109
Variable Rate Demand Notes	114,258	114,258	-	-
Total Marketable Securities	$144,361	$144,252	$-	$109

Proceeds from maturities and sales of available-for-sale securities totaled $51,866,000 and $19,692,000 for the three month periods ended September 30, 2018 and October 1, 2017, respectively, and totaled $126,532,000 and $84,942,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains (losses) included in other comprehensive income were $(39,000) and $18,000 before taxes for the three month periods ended September 30, 2018 and October 1, 2017, respectively, and were $43,000 and $53,000 before taxes for the nine month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at September 30, 2018 are as follows: $14,316,000 within one year; $28,573,000 beyond one year to five years; $13,195,000 beyond five years to ten years, and $46,432,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to two years.  As of September 30, 2018 and December 31, 2017, $8,396,000 and $11,567,000 of such prepayments, respectively, remained unused and outstanding.  At September 30, 2018 and December 31, 2017, $4,430,000 and $5,930,000, respectively, of these amounts were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE I – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE J – DISCONTINUED OPERATIONS

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000. The proceeds amount differs from the amount previously disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provided for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion.  The sale of the delayed assets was consummated during the second quarter of 2018 and resulted in no gain or loss.  As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The Company’s pre-tax gain on sale of $11,413,000, net of one-time transaction costs, was recorded in 2017 within earnings from discontinued operations.  This amount differs from the gain previously reported as a result of the post-closing adjustments mentioned above that were finalized in the second quarter of 2017.

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands) (unaudited)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales	$-	$-	$-	$421
Cost of sales	68	(133)	57	(618)
Selling and general expenses	-	-	-	(24)
Gain on divestiture, net	-	-	-	11,413
Other income	-	-	-	2,078
Earnings (loss) from discontinued operations before provision for income taxes	68	(133)	57	13,270
Provision for (benefit from) income taxes from discontinued operations	(63)	(127)	(65)	4,323
Earnings (loss) from discontinued operations, net of tax	$131	$(6)	$122	$8,947

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

(in thousands)	September 30, 2018 (Unaudited)	December 31, 2017
Accounts receivable, net	$528	$2,529
Property, plant and equipment, net	-	3,660
Assets held for sale	$528	$6,189

Accounts payable	$-	$210
Liabilities held for sale	$-	$210

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash used in operating activities from discontinued operations was $562,000 and $5,437,000 for the nine months ended September 30, 2018 and October 1, 2017, respectively. Cash provided by investing activities related to discontinued operations was $6,134,000 and $63,199,000 for the nine months ended September 30, 2018 and October 1, 2017, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provided for total annual payments of $1,288,000 initially. During the fourth quarter of 2018, the lease agreement was amended to incorporate additional facilities that the Company built for Drylock.  The amended lease provides for an initial term of approximately 14 years, and allows for successive three-year renewal periods, as well as options to terminate the lease early after five and ten years. The amended lease also provides for adjustments to the rental payments based on certain price indices, taxes, and space occupied. The Company estimates that annual payments under the lease will total $1,755,000.  The Company also entered into a transition services agreement with Drylock, which terminated at the end of 2017. The amounts received from Drylock for transition services and rental income are recorded in Other Income on the Consolidated Statements of Comprehensive Income.

NOTE K – SUBSEQUENT EVENT

On October 17, 2018, the Company, through its wholly owned subsidiary AMTEC Corporation, sold the stock of its wholly owned subsidiary AMTEC Less Lethal Systems, Inc. (“ALS”) to PACEM Defense LLC (“PACEM”), a third party, in exchange for cash and promissory notes totaling $10,636,000, subject to customary post-closing adjustments.  Based on the high probability of the sale of ALS to PACEM at September 30, 2018, the Company tested long-lived assets for recoverability as of that date and recorded an impairment charge of $3,021,000.

NOTE L – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required.  The Company continues to evaluate the impact of the adoption of ASU 2016-02 on its consolidated financial statements.  The evaluation includes identifying, cataloging, and categorizing its current leasing arrangements and evaluating new disclosure requirements and certain practical expedients.

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

Comparison of Third Quarter 2018 and 2017

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the quarters ended September 30, 2018 and October 1, 2017.

On a consolidated basis, net sales increased by $11,039,000 (16%), gross profit decreased by $3,195,000 (17%), selling and general expenses increased by $100,000 (2%), intangibles amortization decreased by $1,474,000, and impairment of long-lived assets increased by 3,021,000.  Other income increased by $397,000 (50%), while earnings from continuing operations before provision for income taxes decreased by $4,445,000 (36%), and earnings from continuing operations decreased by $2,098,000 (25%). Earnings from discontinued operations, net of tax, increased by $137,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $1,779,000 from $20,935,000 to $22,714,000, or 9%, primarily attributable to an increase in shipments. Defense net sales increased by $9,260,000 from $49,679,000 to $58,939,000, or 19%, primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $108,000 from $3,148,000 to $3,040,000, primarily reflecting higher product costs on the increased sales mentioned above. Defense gross profit decreased $3,087,000 from $15,744,000 to $12,657,000, primarily reflecting a less favorable product mix of the increased sales mentioned above.

Selling and general expenses for both the Housewares/Small Appliance and Defense segments were essentially flat.

Intangibles amortization decreased by $1,474,000. The decrease primarily reflects the Defense segment’s amortization of the value of an acquired government sales contract that was fully amortized during the second quarter of 2018. For the three months ended September 30, 2018 and October 1, 2017, the Company recorded amortization expense of $0 and $1,474,000,  respectively, associated with the customer contract intangible asset.

On October 17, 2018, the Company, through its wholly owned subsidiary AMTEC Corporation, sold the stock of its wholly owned subsidiary AMTEC Less Lethal Systems, Inc. to PACEM Defense LLC in exchange for cash and promissory notes totaling $10,636,000, subject to customary post-closing adjustments.  As the carrying value of the assets and liabilities included with the transaction exceeded the selling price less selling costs, the Company recorded an impairment on the related long-lived assets of $3,021,000 in the third quarter of 2018.

The above items were responsible for the change in operating profit.

The $397,000 increase in other income was primarily attributable to an increase in marketable securities with higher yields stemming from the Federal Reserve’s ongoing rate increases.

Earnings from continuing operations before provision for income taxes decreased $4,445,000 from $12,476,000 to $8,031,000.  The provision for income taxes from continuing operations decreased from $2,347,000 to $1,791,000, which resulted in an effective income tax rate of 22% in 2018 versus 33% in 2017.  The decrease in the effective income tax rate relates primarily to United States income tax reform enacted in December 2017, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018. Earnings from continuing operations decreased $2,098,000 from $8,338,000 to $6,240,000, or 25%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings (loss) from discontinued operations, net of tax, for the three months ended September 30, 2018 and October 1, 2017 were $131,000 and $(6,000), respectively. The change in earnings from discontinued operations primarily relates to favorable adjustments related to workers compensation insurance and legal and professional expenses in the current quarter.

Net earnings decreased $1,961,000 from $8,332,000 to $6,371,000.

Comparison of First Nine Months 2018 and 2017

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the first nine months ended September 30, 2018 and October 1, 2017.

On a consolidated basis, sales increased by $19,677,000 (9%), gross profit decreased by $1,159,000 (2%), selling and general expenses increased by $704,000 (4%), intangibles amortization increased by $315,000 (17%), and impairment of long-lived assets increased by $3,021,000.  Other income increased by $359,000 (13%), while earnings from continuing operations before provision for income taxes decreased by $4,840,000 (12%), and earnings from continuing operations increased by $758,000 (3%). Earnings from discontinued operations, net of tax, decreased $8,825,000 (99%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $1,134,000 from $57,883,000 to $56,749,000, or 2%, primarily attributable to a decrease in shipments. Defense net sales increased by $20,811,000 from $160,146,000 to $180,957,000, or 13%, primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $658,000 from $7,845,000 to $7,187,000, primarily reflecting the decrease in sales mentioned above and higher product costs. Defense gross profit decreased $501,000 from $48,733,000 to $48,232,000, primarily reflecting a less favorable product mix of the increased sales mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment increased $356,000, primarily reflecting higher employee compensation costs of $240,000, higher marketing costs of $163,000, and higher software costs of $69,000, partially offset by net decreases in self-insurance reserves of $154,000. Selling and general expenses for the Defense segment increased

$348,000, primarily reflecting higher compensation costs of $537,000, partially offset by lower legal and professional costs of $210,000.

Intangibles amortization increased by $315,000. The increase primarily reflects the Defense segment’s amortization of the value of an acquired government sales contract corresponding to the period’s comparatively higher shipments from the contract’s backlog. For the first nine months ended September 30, 2018 and October 1, 2017, the Company recorded amortization expense of $2,150,000 and $1,835,000, respectively, associated with the customer contract intangible asset.

On October 17, 2018, the Company, through its wholly owned subsidiary AMTEC Corporation, sold the stock of its wholly owned subsidiary AMTEC Less Lethal Systems, Inc. to PACEM Defense LLC in exchange for cash and promissory notes totaling $10,636,000, subject to customary post-closing adjustments.  As the carrying value of the assets and liabilities included with the transaction exceeded the selling price less selling costs, the Company recorded an impairment on the related long-lived assets of $3,021,000 in the third quarter of 2018.

The above items were responsible for the change in operating profit.

Other income increased $359,000, which was primarily attributable to interest earned on an increase in marketable securities with higher yields stemming from the Federal Reserve’s ongoing rate increases.  The increase in interest income was partially offset by a $563,000 decrease in transition services income mentioned in Note J to the Consolidated Financial Statements.

Earnings from continuing operations before provision for income taxes decreased $4,840,000 from $40,542,000 to $35,702,000.  The provision for income taxes from continuing operations decreased from $13,290,000 to $7,692,000, which resulted in an effective income tax rate of 22% in 2018 versus 33% in 2017.  The decrease in the effective income tax rate relates primarily to United States income tax reform enacted in December 2017, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018. Earnings from continuing operations increased $758,000 from $27,252,000 to $28,010,000, or 3%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings from discontinued operations, net of tax, for the first nine months ended September 30, 2018 and October 1, 2017 were $122,000 and $8,947,000, respectively. The change in earnings from discontinued operations primarily relates to the gain on sale of the Absorbent Products business recorded during the first nine months of 2017.

Net earnings decreased $8,067,000 from $36,199,000 to $28,132,000.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $69,979,000 and $(5,452,000) for the nine months ended September 30, 2018 and October 1, 2017, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2018 were net earnings of $28,132,000, which included total non-cash depreciation and amortization expenses of $5,245,000 and a non-cash impairment of long-lived assets of $3,021,000.  Also contributing to the cash provided were a decreases in accounts receivable levels stemming from cash collections on customer sales, inventory levels, and deposits made with raw material suppliers included in other assets and current assets; and a net increase in payable and accrual levels.  Cash used in operating activities from discontinued operations was $562,000.  Of particular note during the first nine months of 2017 were net earnings of $36,199,000, which included total non-cash depreciation and amortization expenses of $7,062,000, and non-cash gains on the sale of the Absorbent Products business and on an involuntary conversion of machinery and equipment of $11,413,000 and $1,997,000, respectively.  Contributing to the decrease were increases in inventory levels and deposits made with raw material suppliers included in other assets and current assets, and decreases in payable and accrual levels, which included payments of income taxes related to the 2017 divestiture of the Absorbent Products business.  These were partially offset by a decrease in accounts receivable levels stemming from cash collections on customer sales.  Cash used in operating activities from discontinued operations was $5,437,000.

Net cash provided by investing activities was $40,804,000 during the first nine months of 2018 as compared to $22,543,000 during the first nine months of 2017.  Significant factors contributing to the change were net maturities and sales of marketable securities in 2018 of $41,779,000, in contrast with net purchases in 2017 of $36,781,000; proceeds from the sale of the Absorbent Products business of $64,033,000 in 2017 as compared to proceeds of $3,660,000 in 2018 from the sale of the delayed assets described in Note A to the Consolidated Financial Statements; and proceeds from an insurance settlement of $1,997,000 in 2017, as compared to $2,474,000 in 2018. Also contributing to the change in cash provided was an increase in the purchase of property, plant, and equipment, and the acquisition of an intangible asset in 2017. Cash provided by discontinued operations for the first nine months of 2018 and 2017 were $6,134,000 and $63,199,000, respectively.

Cash flows from financing activities for the first nine months of 2018 and 2017 primarily differed as a result of the comparative $0.50 per share increase in the extra dividend paid during the 2018 period.  Cash flows for both nine-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $9,742,000 during the first nine months of 2018 to $283,269,000 at September 30, 2018 for the reasons stated above.  The Company's current ratio was 6.6 to 1.0 at September 30, 2018 and 7.4 to 1.0 at December 31, 2017.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 1.3 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of September 30, 2018.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Date: November 9, 2018