Form 10-K
period 2018-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2019-03-15
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $613,060,092.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2019 was 6,981,085.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2018 Annual Report and portions of its Proxy Statement for its 2019 Annual Meeting of Stockholders.

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

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000.  The proceeds amount differs from the amount originally disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provided for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion.  The sale of the delayed assets was consummated during the second quarter of 2018 and resulted in no gain or loss.  As a result of the aforementioned transactions, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note P for further discussion. The operations of PAPI previously comprised the Company’s Absorbent Products segment which manufactured and sold private label and branded adult incontinence products.

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

For the year ended December 31, 2018, approximately 11% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 16% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, slow cookers, tea kettles, electric stainless steel appliances, non-cast fryers, air fryers and heaters).  For the year ended December 31, 2017, approximately 12% of consolidated net sales were provided by cast products, and approximately 16% by noncast/thermal appliances.  For the year ended December 31, 2016, approximately 12% of consolidated net sales were provided by cast products, and approximately 18% by noncast/thermal appliances.  For the years ended December 31, 2018, 2017 and 2016, this segment had one customer which accounted for 10% or more of the Company’s consolidated net sales.  That customer was Wal-Mart Stores, Inc., which accounted for 10%, 10%, and 11% of consolidated net sales in the years ended December 31, 2018, 2017, and 2016, respectively.  The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

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

The Company has a sales force of 12 employees that sell to and service most customers.  A few selected accounts are handled by manufacturers' representatives who may also sell other product lines.  Sales promotional activities are conducted primarily through the use of newspaper advertising, in store promotions, and digital advertising.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient.  Product competition extends to special product features, product pricing, product quality, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

Research and development costs related to new product development for the years 2018, 2017, and 2016 were expensed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors.  Spectra maintains 372,000 square feet of space located in East Camden, Arkansas, dedicated primarily to Load, Assemble and Pack (LAP) type work.

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

AMTEC Less Lethal Systems, Inc., a subsidiary of AMTEC Corporation, held the assets that were purchased from ALS Technologies, Inc, a small Arkansas manufacturer of less lethal ammunition, on November 1, 2011.  The subsidiary’s products included smoke and tear gas grenades, specialty impact munitions, diversionary devices and stun munitions, support accessories like launchers and gas masks, as well as training for the use of its products.  The subsidiary’s state-of-the-art less lethal ammunition manufacturing and training facility, which was completed in 2013, was 54,000 square feet and was located in Perry, Florida. In October of 2018, the Company divested itself of the less lethal business.  See Note Q to the Consolidated Financial Statements.

The Defense segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price.  This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement. Deliveries under this contract exceeded $566,000,000, with the final deliveries completed in 2018.  In addition, as part of an acquisition of a group of assets from DSE, Inc, a 40mm competitor, which was completed on November 7, 2013, AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the novated DSE 40mm contract were completed in 2018.  The Company submitted its bid for a third contract, and although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remained and were subsequently awarded to AMTEC as the Army’s FY16 40mm requirements in a single award valued at $84,500,000. Total deliveries for the FY16 contract were $82,000,000 through 2018.    Additional shipments under this contract will be made in 2019.  On August 30, 2017, the Army awarded AMTEC, as the sole prime contractor, a third five-year 40mm system contract covering FY17-21 requirements.  The value to date is approximately $199,000,000 for FY17 and FY18, with deliveries scheduled to continue in 2019.  The actual annual and cumulative dollar volume with the

Army over the balance of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense.

During 2018, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2017 contract applied to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

B.  OTHER COMMENTS

1. Sources and Availability of Materials

See Note J to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses

Patents, particularly on new products, trademarks and know-how are considered significant to the Company’s Housewares/Small Appliance segment.  The Company's current and future success depends upon judicial protection of its intellectual property rights (patents, trademarks and trade dress).  Removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights.  The Company has dozens of U.S. and foreign patents pending and granted.  Of those U.S. patents granted, the following is a non-exhaustive list of those relevant to current products and their expiration dates, assuming continued payment of maintenance fees (the date is the latest expiration date of the corresponding patents):  Quick Release Appliance Cord Assemblies (US 6,719,576, December 2022,  and 6,527,570, October 2021), Coffee Brewer (US D695,064, December 2027), Cooking Apparatus with Safety Device (US 7,635,827, November 2027), Griddle with Attached Warming Tray (US D674,656, January 2027), Low Profile Griddle (US D575,098, August 2022), Stirring Popcorn Maker (US D615,797, May 2024), and Parabolic Heater (US D633,189, February 2025).  The Company also has dozens of U.S. and foreign trademarks pending and granted.  Of those U.S. trademarks granted, the following is a non-exhaustive list of those relevant to current products and their grant dates:  Presto (February 1941), FryDaddy (November 1977), SaladShooter (September 1988), Pizzazz (July 1999), PopLite  (June 1989), ControlMaster (November 1956), Pan Gogh (December 2018), Nomad (August 2018) and HeatDish (November 1989).To date, the Company has vigorously protected its rights and enjoyed success in all its intellectual property suits.  The Defense segment holds a United States patent related to its non-dud signature training round (US 8,640,621, Oct 2029), which would be deemed significant to its respective operations.

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

Based on factors known as of December 31, 2018, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company

As of December 31, 2018, the Company and its subsidiaries had 949 employees compared to 982 employees at the end of December 2017.

Approximately 170 employees of Amron are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 29, 2020.

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

The contract backlog of the Defense segment was approximately $333,592,000, $308,173,000, and $358,931,000 at December 31, 2018, 2017, and 2016, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period, after December 31, 2018.

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

In addition, international manufacturing is subject to significant risks, including, among others, labor unrest, adverse social, political and economic conditions, interruptions in international shipments, tariffs and other trade barriers, legal and regulatory constraints and fluctuations in currency exchange rates. Although China currently enjoys “most favored nation” trading status with the United States, the U.S. Government has in the past proposed to revoke that status and to impose higher tariffs on products imported from China, which could have a material adverse effect on the Company’s business.  Currently, it has imposed a 10% tariff on some imports and has threatened to impose a 25% tariff on all products.  The latter, if imposed, would have a material adverse effect on the Company’s business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

The Company's Eau Claire facility is approximately 522,000 square feet, of which approximately 354,000 square feet was formerly occupied by Presto Absorbent Products, Inc. and subsequently, beginning on January 3, 2017, is leased to Drylock Technologies, LTD mentioned in Item 1 of this Form 10-K.  The Company's corporate office occupies the balance of the space in Eau Claire.  During 2018, the Company completed construction of a 30,000 square foot office building adjacent to its Eau Claire facility, which it also leases to Drylock Technologies, LTD.

The Company also has Defense manufacturing facilities located in Janesville and Antigo, Wisconsin; East Camden, Arkansas; and Clear Lake, South Dakota.  The Company sold its Perry, Florida facility in October 2018 with its divestiture of Amtec Less Lethal Systems, Inc. See Note Q to the Consolidated Financial Statements.

The Janesville, Wisconsin facility is comprised of approximately 106,000 square feet, which includes the Company’s 2016 construction of 31,000 square feet of manufacturing space to meet anticipated needs.  The Antigo, Wisconsin facility is comprised of approximately 208,000 square feet and the Perry, Florida facility was comprised of approximately 54,000 square feet. The East Camden, Arkansas operation leases approximately 372,000 square feet.  The Clear Lake, South Dakota facility is comprised of approximately 88,000 square feet.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Dividends Paid and Market Price of Common Stock

	2018			2017
	Applicable			Applicable
	Dividends			Dividends
	Paid	Market Price		Paid	Market Price
	per Share	High	Low	per Share	High	Low

First Quarter*	$6.00	$108.30	$88.95	$5.50	$112.00	$91.85
Second Quarter	—	136.50	92.00	—	112.45	98.10
Third Quarter	—	140.25	115.30	—	114.70	95.90
Fourth Quarter	—	133.95	109.95	—	121.00	95.90
Full Year	$6.00	$140.25	$88.95	$5.50	$121.00	$91.85

* First quarter 2018 includes a regular dividend of $1.00 and an extra dividend of $5.00.  First quarter 2017 includes a regular dividend of $1.00 and an extra dividend of $4.50.

On February 15, 2019, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $5.00.  On March 15, 2019, a payment of $42,087,000 was made to the shareholders of record as of March 1, 2019.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 1, 2019, there were 246 holders of record of the Company’s common stock.  This number does not reflect shareholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2018, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2018 Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2018	2017	2016	2015	2014
Net sales	$323,317	$333,633	$341,905	$355,649	$347,198

Earnings from continuing operations	$39,889	$43,314	$41,915	$42,162	$30,752
Earnings (loss) from discontinued operations, net of tax	51	9,645	2,649	(1,666)	(4,275)
Net earnings	39,940	52,959	44,564	40,496	26,477

Earnings (loss) per share - basic and diluted
From continuing operations	$5.69	$6.20	$6.01	$6.07	$4.44
From discontinued operations, net of tax	0.01	1.38	0.38	(0.24)	(0.62)
Net earnings per share	5.70	7.58	6.39	5.83	3.82

Total assets	$413,618	$411,873	$417,594	$387,384	$374,071

Dividends paid per common share applicable to current year
Regular	$1.00	$1.00	$1.00	$1.00	$1.00
Extra	5.00	4.50	4.05	3.05	4.05
Total	$6.00	$5.50	$5.05	$4.05	$5.05

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2018 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 21, 2019, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products;  increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending,  and funding of government contracts which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of tooling and equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

2018 COMPARED TO 2017

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s two business segments for the years ended December 31, 2018 and 2017.

On a consolidated basis, sales decreased by $10,316,000 (3%), gross profit decreased by $11,351,000 (13%), selling and general expense increased by $386,000 (2%), intangibles amortization decreased by $463,000 (18%), and loss on divestiture, net increased by $2,528,000.  Other income increased by $856,000 (24%), while earnings from continuing operations before provision for income taxes decreased by $12,946,000 (20%), and earnings from continuing operations decreased by $3,425,000 (8%). Earnings from discontinued operations, net of tax, decreased $9,594,000 (100%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $3,528,000, from $97,299,000 to $93,771,000, or 4%, primarily due to a decrease in shipments. Defense net sales decreased by $6,788,000, from $236,334,000 to $229,546,000, or 3%, reflecting a decrease in units shipped.

Housewares/Small Appliance gross profit decreased $1,946,000 from $16,850,000 (17% of sales) in 2017 to $14,904,000 (16% of sales) in 2018, primarily reflecting the decrease in sales mentioned above and higher product costs.  Defense gross profit decreased $9,405,000 from $70,384,000 (30% of sales) to $60,979,000 (27% of sales), primarily reflecting the decrease in sales mentioned above,  a less favorable product mix, and comparatively less efficient operations on certain programs vis-à-vis 2017.

Selling and general expenses for the Housewares/Small Appliance segment increased $1,327,000, primarily reflecting higher employee compensation and benefit cost accruals of $1,142,000, higher provisions for bad debt of $421,000, partially offset by lower environmental cost accruals of $201,000.  Defense segment selling and general expenses decreased $941,000, primarily reflecting lower legal and professional costs of $410,000, with the remainder stemming from decreases in a variety of miscellaneous expense categories.

Intangible assets primarily consist of the value of an acquired government sales contract and the value of trademarks and trade secrets.  The intangible assets are all attributable to the Defense segment.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 10 years.  As of December 31, 2018, the Company determined that the trade secrets, which were acquired during 2017, had an indefinite life.  The decrease in amortization is primarily attributable to fewer units shipped under the acquired government sales contract in 2018 than in 2017.  The government sales contract intangible asset was fully amortized as of December 31, 2018.

On October 17, 2018, the Company, through its wholly owned subsidiary AMTEC Corporation, sold the outstanding stock of its wholly owned subsidiary AMTEC Less Lethal Systems, Inc. (“ALS”) to PACEM Defense LLC (“PACEM”), a third party, in exchange for cash and promissory notes totaling $10,636,000, subject to customary post-closing adjustments.  The Company tested long-lived assets for recoverability in the quarter ending September 30, 2018 and recorded an impairment charge of $3,021,000.  The pre-tax loss on divestiture, including the impairment charge, recorded in 2018 was $2,528,000.  See Note Q to the Consolidated Financial Statements.

The above items were responsible for the change in operating profit.

Other income increased $856,000, which was primarily attributable to interest earned on an increase in marketable securities with higher yields stemming from the Federal Reserve’s ongoing rate increases.  The increase in interest income was partially offset by a $671,000 decrease in transition services income mentioned in Note P to the Company’s Consolidated Financial Statements.

Earnings from continuing operations before provision for income taxes decreased $12,946,000 from $65,285,000 to $53,339,000.  In December 2017, the United States enacted changes to its tax laws, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018.  The reduction in the tax rate resulted in a revaluation of the Company’s deferred tax assets and liabilities held at December 31, 2017, causing an increase in its 2017 income tax provision of $534,000.  The provision for income taxes from continuing operations decreased from $21,971,000 to $12,450,000, which resulted in an effective income tax rate of 24% and 34% for the years ended December 31, 2018 and 2017, respectively.  Earnings from continuing operations decreased $3,425,000 from $43,314,000 to $39,889,000.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Income from discontinued operations decreased $9,594,000, from $9,645,000 to $51,000, which was primarily attributable to the 2017 gain recognized on the divestiture of PAPI and a gain on the involuntary conversion of machinery and equipment.  Readers are directed to Note P, “Discontinued Operations,” to the Company’s Consolidated Financial Statements for further information regarding the divestiture.

Net earnings decreased $13,019,000 from $52,959,000 to $39,940,000.

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

Intangible assets primarily consist of the value of an acquired government sales contract and the value of trademarks and trade secrets.  The intangible assets are all attributable to the Defense segment.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 10 years.  As of December 31, 2017, the Company determined that the trade secrets, which were acquired during 2017, had an indefinite life.  The increase in amortization is primarily attributable to more units shipped under the acquired government sales contract in 2017 than in 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

2018 COMPARED TO 2017

Cash provided by operating activities was $76,248,000 during 2018 as compared to $24,278,000 during 2017.  The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2018 were net earnings of $39,940,000, which included total non-cash depreciation and amortization expenses of $6,219,000 and the net loss and impairment on divestiture of business of $2,528,000; a decrease in accounts receivable and inventory levels; a decrease in deposits with vendors included in other assets and current assets; and an increase in net payable levels.  Cash used in discontinued operations was $636,000.  Of particular note during 2017 were net earnings of $52,959,000, which included total non-cash depreciation and amortization expenses of $9,888,000, the deferred income tax benefit of $4,001,000, the gain on divestiture of business of $11,413,000, and the net gain on involuntary conversion of machinery and equipment of $2,713,000; and a decrease in accounts receivable levels.  These were partially offset by decreases in net payables and increases in inventory levels. Cash used in discontinued operations was $5,447,000.

Net cash provided by investing activities was $10,844,000 during 2018 as compared to cash used of $2,090,000 used during 2017. During 2018 the Company received net proceeds of $9,410,000 from the divestiture of it less lethal business, and $2,630,000 from an insurance settlement. Also of note during 2018 were net sales and maturities of marketable securities of $9,789,000; the purchase of plant and equipment of $8,686,000, which primarily included expenditures in the Housewares/Small Appliance segment to build additional facilities related to the amended lease mentioned in Note P to the consolidated Financial Statements, and to augment the Company’s production facilities in the Defense segment; and the issuance of a note receivable of $2,300,000. Cash provided by discontinued operations was $6,290,000. During 2017, the Company received net proceeds of $64,033,000 from the divestiture of its Absorbent Products business, and $2,104,000 from an insurance settlement.  Also of note during 2017 were net purchases of marketable securities of $59,832,000; the purchase of plant and equipment of $7,396,000, which included expenditures to rebuild impaired machinery and equipment, improvements to the Company’s Eau Claire, Wisconsin facility, and augmentation of the Company’s production facilities in the Defense segment; and the acquisition of an intangible asset of $1,000,000. Cash provided by discontinued operations was $61,891,000.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2018 and 2017, $94,416,000 and $114,258,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2018 and 2017 primarily differed as a result of the $0.50 per share increase in the extra dividend paid during those years.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

As a result of the foregoing factors, cash and cash equivalents increased in 2018 by $45,625,000 to $56,847,000.

Working capital increased by $11,756,000 to $304,767,000 at December 31, 2018 for the reasons stated above.  The Company’s current ratio was 7.4 to 1.0 at both December 31, 2018 and 2017.

In December 2017, the United States enacted changes to its tax laws, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018.  The lower tax rate had a positive effect on the Company’s liquidity and cash flow.

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

Net cash used in investing activities was $2,090,000 during 2017 as compared to $60,846,000 used during 2016. During 2017, the Company received net proceeds of $64,033,000 from the divestiture of its Absorbent Products business, and $2,104,000 from an insurance settlement.  Also of note during 2017 were net purchases of marketable securities of $59,832,000, the purchase of plant and equipment of $7,396,000, which included expenditures to rebuild impaired machinery and equipment, improvements to the Company’s Eau Claire, Wisconsin facility, and augmentation of the Company’s production facilities in the Defense segment, and the acquisition of an intangible asset of $1,000,000. Cash provided by discontinued operations was $61,891,000.    During 2016, the Company expanded its Defense segment’s Janesville, Wisconsin facility, as noted in Item 2 of this 10-K, and continued its expansion of its Absorbent Products business by purchasing plant and equipment, in the combined amount of $6,950,000.  Also of significance were net purchases of marketable securities of $52,256,000; the issuance of a note receivable of $2,419,000; and the acquisition of intangible assets in the Defense segment of $211,000. These cash outflows were partially offset by proceeds from an insurance settlement of $987,000. Cash used in discontinued operations was $1,139,000.

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

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $333,592,000 at December 31, 2018, and $308,173,000 at December 31, 2017.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period.

CONTRACTUAL OBLIGATIONS

The table below discloses a summary of the Company’s specified contractual obligations at December 31, 2018:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease Obligations	$1,729	$610	$686	$393	$40
Purchase obligations(1)	219,689	219,689	0	0	0
Total	$221,418	$220,299	$686	$393	$40

(1)Purchase obligations includes outstanding purchase orders at December 31, 2018.  Included are purchase orders issued to the Company’s housewares manufacturers in the Orient and to material suppliers and building contractors in the Defense segment and discontinued operations of the Company’s Absorbent Products business (see Note P to the Company’s Consolidated Financial Statements).  The amount related to discontinued operations is approximately $183,000.  The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s or other customers’ products in other applications or return the material to their supplier.  As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2018.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited National Presto Industries Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in Item 15 and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 15, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	66

Randy F. Lieble	Vice President, Chief Financial Officer, Treasurer, and Director	65

Douglas J. Frederick	Chief Operating Officer, Vice President, Secretary and General Counsel	48

Jeffery A. Morgan	Vice President, Engineering	61

Richard L. Jeffers	Vice President of Sales	66

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

Mr. Frederick was elected Corporate Secretary on November 17, 2009,  Vice President on May 15, 2018,  and Chief Operating Officer on December 11, 2018.  He has been associated with the registrant since 2007 as an in-house attorney with expertise in litigation and intellectual property matters and in the capacity of General Counsel since January 2009.  Prior to his employment with the registrant, Mr. Frederick was a litigation attorney with the firm Rider Bennett, LLP.

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

The information under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders is incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation and Other Information” and “Summary Compensation Table” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2018 and 2017	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2018, 2017 and 2016	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017 and 2016	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2018, 2017 and 2016	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-19

		f.	Report of Independent Registered Public Accounting Firm	F-20

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-21

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

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

Exhibit 101

The following financial information from National Presto Industries, Inc.’s annual report on Form 10-K for the period ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vi) Schedule II - Valuation and Qualifying Accounts.

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
Date: March 15, 2019

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
Randy F. Lieble
Vice President, Chief Financial
Officer (Principal Financial
Officer), Treasurer, and Director

Date:	March 15, 2019

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2018		2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$56,847		$11,222
Marketable securities		134,598		144,252
Accounts receivable	$53,119		$67,089
Less allowance for doubtful accounts	747	52,372	1,869	65,220
Inventories:
Finished goods	28,791		27,242
Work in process	59,580		72,219
Raw materials and supplies	5,617	93,988	4,978	104,439
Assets held for sale		375		6,189
Notes receivable, current		7,213		-
Other current assets		6,869		7,186
Total current assets		352,262		338,508
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	3,008		4,985
Buildings	45,995		47,412
Machinery and equipment	47,091		51,141
	96,094		103,538
Less allowance for depreciation and amortization	56,951	39,143	58,370	45,168
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		1,000		3,330
NOTES RECEIVABLE		6,966		6,750
DEFERRED INCOME TAXES		1,088		995
OTHER ASSETS		1,674		5,637
		$413,618		$411,873
The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2018		2017
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$34,100		$28,445
Federal and state income taxes		1,384		3,750
Accrued liabilities		12,011		13,092
Liabilities held for sale		-		210
Total current liabilities		47,495		45,497
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2018 and 2017
Issued: 7,440,518 shares at December 31, 2018 and 2017
Outstanding: 6,981,080 and 6,968,120 shares at December 31, 2018 and 2017, respectively	$7,441		$7,441
Paid-in capital	10,360		9,074
Retained earnings	362,709		364,757
Accumulated other comprehensive income (loss)	21		(86)
	380,531		381,186
Less treasury stock, at cost, 459,438 and 472,398 shares at December 31, 2018 and 2017, respectively	14,408		14,810
Total stockholders' equity		366,123		366,376
		$413,618		$411,873
The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)
	For the years ended December 31,
	2018	2017	2016
Net sales	$323,317	$333,633	$341,905
Cost of sales	247,434	246,399	256,243
Gross profit	75,883	87,234	85,662
Selling and general expenses	23,286	22,900	22,429
Intangibles amortization	2,167	2,630	721
Loss on divestiture, net	2,528	-	-
Operating profit	47,902	61,704	62,512
Other income	4,437	3,581	810
Earnings from continuing operations before provision for income taxes	52,339	65,285	63,322
Provision for income taxes from continuing operations	12,450	21,971	21,407
Earnings from continuing operations	39,889	43,314	41,915
Earnings from discontinued operations, net of tax	51	9,645	2,649
Net earnings	$39,940	$52,959	$44,564

Weighted average common shares outstanding:
Basic and diluted	7,005	6,989	6,970

Earnings per share, basic and diluted:
From continuing operations	$5.69	$6.20	$6.01
From discontinued operations	0.01	1.38	0.38
Net earnings per share	$5.70	$7.58	$6.39

Comprehensive income:
Net earnings	39,940	52,959	44,564
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	107	(39)	(38)
Comprehensive income	$40,047	$52,920	$44,526

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$39,940	$52,959	$44,564
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	4,052	7,258	13,962
Intangibles amortization	2,167	2,630	721
Deferred income tax provision (benefit)	(121)	(4,001)	6,360
Net loss (gain) and impairment on divestiture of businesses	2,528	(11,413)	-
Net gain on involuntary conversion of machinery and equipment	-	(2,713)	(968)
Loss on disposal and impairment of property, plant and equipment	163	248	434
Provision for doubtful accounts	458	70	1
Noncash retirement plan expense	698	675	782
Other	229	238	217
Changes in operating accounts:
Accounts receivable	11,546	1,848	(13,539)
Inventories	6,821	(8,730)	(7,528)
Other assets and current assets	4,067	(806)	5,148
Accounts payable and accrued liabilities	6,066	(11,462)	12,145
Federal and state income taxes receivable/payable	(2,366)	(2,523)	4,077
Net cash provided by operating activities	76,248	24,278	66,376

Cash flows from investing activities:
Marketable securities purchased	(163,271)	(192,584)	(86,119)
Marketable securities - maturities and sales	173,060	132,752	33,863
Proceeds from divestiture of businesses, net of cash paid	9,410	64,033	-
Purchase of property, plant and equipment	(8,686)	(7,396)	(6,950)
Notes issued	(2,300)	-	(2,419)
Proceeds from insurance settlement	2,630	2,104	987
Acquisition of intangible assets	-	(1,000)	(211)
Sale of property, plant and equipment	1	1	3
Net cash provided by (used in) investing activities	10,844	(2,090)	(60,846)

Cash flows from financing activities:
Dividends paid	(41,989)	(38,405)	(35,161)
Proceeds from sale of treasury stock	528	519	443
Other	(6)	(114)	-
Net cash used in financing activities	(41,467)	(38,000)	(34,718)

Net increase (decrease) in cash and cash equivalents	45,625	(15,812)	(29,188)
Cash and cash equivalents at beginning of year	11,222	27,034	56,222
Cash and cash equivalents at end of year	$56,847	$11,222	$27,034

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$14,968	$32,837	$17,278

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2015	6,935	$7,441	$6,775	$340,799	$(9)	$(15,752)	$339,254
Net earnings				44,564			44,564
Unrealized loss on available-for-sale securities, net of tax					(38)		(38)
Dividends paid March 15, $1.00 per share regular, $4.05 per share extra				(35,161)			(35,161)
Other	16		1,138	1		478	1,617
Balance December 31, 2016	6,951	7,441	7,913	350,203	(47)	(15,274)	350,236
Net earnings				52,959			52,959
Unrealized loss on available-for-sale securities, net of tax					(39)		(39)
Dividends paid March 15, $1.00 per share regular, $4.50 per share extra				(38,405)			(38,405)
Other	17		1,161	-		464	1,625
Balance December 31, 2017	6,968	7,441	9,074	364,757	(86)	(14,810)	366,376
Net earnings				39,940			39,940
Unrealized gain on available-for-sale securities, net of tax					107		107
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(41,989)			(41,989)
Other	13		1,286	1		402	1,689
Balance December 31, 2018	6,981	$7,441	$10,360	$362,709	$21	$(14,408)	$366,123

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

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000.  The proceeds amount differs from the amount originally disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provided for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion.  The sale of the delayed assets was consummated during the second quarter of 2018 and resulted in no gain or loss.  As a result of the aforementioned transactions, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note P for further discussion.

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $3,057,000 and $3,157,000 at December 31, 2018 and 2017, respectively, are included as reductions of cash and cash equivalents or book overdrafts in accounts payable, as appropriate.

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

At December 31, 2018 and 2017, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2018
Tax-exempt Municipal Bonds	$40,156	$40,182	$44	$18
Variable Rate Demand Notes	94,416	94,416	-	-
Total Marketable Securities	$134,572	$134,598	$44	$18

December 31, 2017
Tax-exempt Municipal Bonds	$30,103	$29,994	$-	$109
Variable Rate Demand Notes	114,258	114,258	-	-
Total Marketable Securities	$144,361	$144,252	$-	$109

Proceeds from sales and maturities of marketable securities totaled $173,060,000 in 2018, $132,752,000 in 2017, and $33,863,000 in 2016.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2018, 2017 and 2016.  Net unrealized gains (losses) included in other comprehensive income were $135,000, $(37,000) and $(57,000) before taxes for the years ended December 31, 2018, 2017, and 2016, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2018 are as follows: $21,787,000 within one year; $35,857,000 beyond one year to five years; $17,538,000 beyond five years to ten years, and $59,416,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which, as noted above, can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

(7)  INVENTORIES:  Housewares/Small Appliance segment inventories are stated at the lower of cost or net realizable value with cost being determined principally on the last-in, first-out (LIFO) method.  Defense segment inventories are stated at the lower of cost and net realizable value determined principally on the first-in, first-out (FIFO) method.  Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts associated with recognized sales, utilizing a standard costing type method.  The Company evaluates inventories to determine if there are any excess or obsolete inventories on hand.

(8)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long-lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  As a result of the divestiture of one of its operating facilities in the Defense segment during 2018, the Company recorded an impairment of $2,975,000 during the third quarter of 2018.  See Note Q for further explanation. Approximately $264,000 of construction in progress in the Company’s Housewares/Small Appliance segment is presented on the Consolidated Balance Sheet as Machinery and Equipment at December 31, 2018, and approximately $1,437,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings at December 31, 2018. The construction in progress is expected to be completed by the third quarter of 2019. Approximately $374,000 and $764,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings and Machinery and Equipment, respectively, at December 31, 2017.

(9)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  No goodwill impairments were recognized during 2018, 2017, or 2016.

The Company's goodwill as of December 31, 2018 and 2017 was $11,485,000, relating entirely to its Defense segment, which had no cumulative impairment charges at December 31, 2018.

(10) INTANGIBLE ASSETS:  Intangible assets primarily consist of the value of an acquired government sales contract and the value of trademarks and trade secrets.  The intangible assets are all attributable to the Defense segment.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 10 years.  As of December 31, 2018, the Company determined that the trade secrets, which were acquired during 2017, had an indefinite life.

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  As a result of the divestiture of one of its operating facilities in the Defense segment during 2018, the Company recorded an impairment of $46,000 during the third quarter of 2018.  See Note Q for further explanation. There were no impairments of intangible assets recognized during 2017 or 2016.

There were no intangible assets subject to amortization at December 31, 2018.   The gross carrying amounts of the government sales contract and other intangible assets subject to amortization were $21,690,000 and $211,000, respectively, totaling $21,901,000 at December 31, 2017.  Accumulated amortization was $0 and $19,570,000 at December 31, 2018 and 2017, respectively.  Amortization expense was $2,167,000, $2,630,000, and $721,000 during the years ended December 31, 2018, 2017, and 2016, respectively.

(11) OTHER ASSETS: Other assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to two years.  As of December 31, 2018 and 2017, $6,864,000 and $11,567,000 of such prepayments, respectively, remained unused and outstanding.  At December 31, 2018 and 2017, $5,190,000 and $5,930,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

(12) REVENUES: The Company’s revenues are derived from short-term contracts and programs that are typically completed within 3 to 24 months and are recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. The standard was adopted on January 1, 2018 and did not result in any change to the Company’s pattern of revenue recognition.  The Company’s contracts each contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small Appliances segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliances segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of December 31, 2018 and 2017, $9,579,000 and $8,364,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $676,000 during 2018 that was included in the Defense segment contract liability at the beginning of the year. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During 2018 and 2017, there were no material adjustments to the aforementioned estimates.  There were no material amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $333,592,000 and $308,173,000 as of December 31, 2018 and 2017, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from two segments: Housewares/Small Appliance and Defense, as shown in Note L. Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

(13) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $181,000, $174,000, and $369,000 in 2018, 2017, and 2016, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2018	2017
Beginning balance January 1	$383	$543
Accruals during the period	315	268
Charges / payments made under the warranties	(477)	(428)
Balance December 31	$221	$383

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

(17) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company intends to adopt the new standard utilizing a modified retrospective method with no restatement of comparative periods, and also intends to elect the package of practical expedients, as well as the hindsight and short term lease practical expedients.  The Company continues to evaluate the impact of the adoption of ASU 2016-02 on its consolidated financial statements.  The evaluation includes identifying, cataloging, and categorizing its current leasing arrangements and evaluating new disclosure requirements.  The Company estimates the adoption of the new standard will result in the recognition of ROU assets of approximately $4,000,000, with corresponding lease liabilities of the same amount.

Other pronouncements issued but not effective until after December 31, 2018, are not expected to have a material impact on the Company's consolidated financial statements.

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $27,788,000 and $26,019,000 as of December 31, 2018 and 2017, respectively, and consists of housewares/small appliance finished goods.  Under LIFO, inventories are valued at approximately $4,024,000 and $3,835,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2018 and 2017, respectively.  During the years ended December 31, 2018, 2017, and 2016, $26,000, $64,000, and $2,451,000, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance segment.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2018	$(189)	$143	$0.02
2017	$(1,250)	$830	$0.12
2016	$443	$(292)	$(0.04)

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense and raw materials of the Housewares/Small Appliance segments are valued under the FIFO method and total $66,200,000 and $78,420,000 at December 31, 2018 and 2017, respectively.  At December 31, 2018, the FIFO total was comprised of $1,003,000 of finished goods, $59,580,000 of work in process, and $5,617,000 of raw material.  At December 31, 2017, the FIFO total was comprised of $1,223,000 of finished goods, $72,219,000 of work in process, and $4,978,000 of raw material.

C.   ACCRUED LIABILITIES:

At December 31, 2018, accrued liabilities consisted of payroll $5,130,000, product liability $4,949,000, environmental $1,120,000, and other $812,000.  At December 31, 2017, accrued liabilities consisted of payroll $5,827,000, product liability $4,965,000, environmental $1,150,000, and other $1,150,000.

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

D.   TREASURY STOCK:

As of December 31, 2018, the Company has authority from the Board of Directors to reacquire an additional 503,311 shares.  During 2018 and 2017, 62 and 1,139 shares, respectively, were acquired from participants in the Company’s Incentive Compensation Plans described in Note F to cover those participants’ tax withholding obligations related to

vested stock grants in accordance with the Plans’ rules. No shares were reacquired in 2016.   Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

During 2018, 2017, and 2016, the Company granted 3,886 shares, 7,837 shares, and 3,162 shares of restricted stock, respectively, to 23 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plans, the restricted stock vests on specified dates in 2021 through 2024, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $469,000, $545,000, and $391,000 in 2018, 2017, and 2016, respectively. As of December 31, 2018, there was approximately $1,406,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 3.8 years.  There were 1,359, 6,492, and 1,284 shares of restricted stock that vested during 2018, 2017, and 2016, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2018		2017		2016
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	29,810	$83.40	28,465	$77.93	26,587	$78.00
Granted	3,886	116.49	7,837	105.06	3,162	89.10
Vested	(1,359)	72.25	(6,492)	85.58	(1,284)	106.92
Forfeited	0	-	0	-	0	-
Non-vested at end of period	32,337	$87.84	29,810	$83.40	28,465	$77.93

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,218,000 in 2018, $1,194,000 in 2017, and $1,225,000 in 2016. In addition, the Company made cash contributions of $821,000 in 2018, $817,000 in 2017, and $924,000 in 2016 to the 401(k) Plan.  The Company also contributed $352,000, $369,000, and $358,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2018, 2017, and 2016, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes from continuing operations:

	For Years Ended December 31 (in thousands)
	2018	2017	2016
Current:
Federal	$10,996	$24,200	$14,391
State	1,575	1,772	656
	12,571	25,972	15,047
Deferred:
Federal	(280)	(4,008)	5,799
State	159	7	561
	(121)	(4,001)	6,360
Total tax provision	$12,450	$21,971	$21,407

The effective rate of the provision for income taxes on earnings from continuing operations before income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
State tax, net of federal benefit	2.6%	1.8%	1.2%
Tax exempt interest and dividends	(0.6%)	(0.7%)	(0.2%)
Other	0.8%	(2.4%)	(2.2%)
Effective rate	23.8%	33.7%	33.8%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2018	2017
Deferred tax assets
Insurance (primarily product liability)	$900	$1,023
Vacation	527	596
Inventory	339	654
Deferred compensation	303	253
Environmental	237	275
Doubtful accounts	158	447
Other	37	72
Total deferred tax assets	2,501	3,320

Deferred tax liabilities
Goodwill and other intangibles	1,200	1,112
Depreciation	213	338
Deferred revenue	-	875
Total deferred tax liabilities	1,413	2,325

Net deferred tax assets	$1,088	$995

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

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2018, the carrying amount of the Company’s gross unrecognized tax benefits was $320,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2018 and 2017:

	(In thousands)
	2018	2017
Balance at January 1	$459	$288
Increases for tax positions taken related to the current year	73	128
Increases for tax positions taken related to prior years	-	66
Decreases for tax positions taken related to prior years	(54)	-
Lapse of statute of limitations	(56)	(23)
Settlements	(102)	-
Balance at December 31	$320	$459

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  During the years ended December 31, 2018, 2017 and 2016, the Company accrued approximately $14,000, $17,000 and $15,000 in interest expense, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  During 2018, the state of Wisconsin completed its audits of the tax years 2013 through 2016.  During June of 2016, the Internal Revenue Service completed its audits of the tax years 2012 and 2013.  As a result of the audits, the tax amortization period of certain intangible assets was shortened.  For all states in which it does business, the Company is subject to state audit statutes.

I.   COMMITMENTS AND CONTINGENCIES:

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 10%, 10%, and 11% of consolidated net sales for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2018, 2017, and 2016, substantially all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2018, 170 employees of Amron, or 18% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 29, 2020.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the City of Eau Claire.  As of December 31, 2018, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2018, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $1,120,000 and $1,150,000 as of December 31, 2018 and 2017, respectively, and is included in accrued liabilities on its balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2019	$230
2020	165
2021	150
2022	135
2023	120
Thereafter	320
$1,120

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

The Defense segment was started in 2001 with the acquisition of AMTEC Corporation, which manufactures precision mechanical and electromechanical assemblies for the U.S. Government and prime contractors.  During 2005, and again during 2010, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years.  In 2016, AMTEC was awarded a one-year contract, and in 2017, it was awarded a third five-year contract as the sole prime contractor.  AMTEC's manufacturing plant is located in Janesville, Wisconsin.  Since the inception of the Defense segment in 2001, the Company has expanded the segment by making several strategic business acquisitions, and has additional facilities located in East Camden, Arkansas; Antigo, Wisconsin; Perry, Florida; and Clear Lake, South Dakota.  During 2003, the segment was expanded with the acquisition of Spectra Technologies, LLC of East Camden, Arkansas.  This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. Government and prime contractors.  During 2006, the segment was expanded with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin, which primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition.  In 2011 the segment was further augmented with the purchase of certain assets of ALS Technologies, Inc. of Bull Shoals, Arkansas, which manufactures less lethal ammunitions.  The Company subsequently relocated this operation to Perry, Florida, and in October of 2018, divested itself of the less lethal business.  See Note Q for further explanation.  During 2014, the Company continued the expansion of the Defense segment with the purchase of substantially all of the assets of Chemring Energetic Devices, Inc. located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC. The Clear Lake facility manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials. The Defense segment’s collection of facilities enables the Company to deliver in virtually all aspects of the manufacture of medium caliber training and tactical rounds.  They include the fuze, the metal parts including the cartridge case, the load, assemble and pack of the final round, and the detonator.

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

	(in thousands)
	Housewares / Small Appliance	Defense	Assets Held for Sale	Total
Year ended December 31, 2018
External net sales	$93,771	$229,546		$323,317
Gross profit	14,904	60,979		75,883
Operating profit	2,991	44,911		47,902
Total assets	280,607	132,636	$375	413,618
Depreciation and amortization	1,384	4,835		6,219
Capital expenditures	8,010	676		8,686

Year ended December 31, 2017
External net sales	$97,299	$236,334		$333,633
Gross profit	16,850	70,384		87,234
Operating profit	6,264	55,440		61,704
Total assets	242,815	162,869	$6,189	411,873
Depreciation and amortization	1,328	8,511		9,839
Capital expenditures	1,849	1,301		3,150

Year ended December 31, 2016
External net sales	$108,128	$233,777		$341,905
Gross profit	20,963	64,699		85,662
Operating profit	9,677	52,835		62,512
Total assets	200,639	158,062	$58,893	417,594
Depreciation and amortization	1,045	7,830		8,875
Capital expenditures	1,351	3,473		4,824

M.   OPERATING LEASES

The Company leases office, manufacturing, and warehouse facilities and equipment under non-cancelable operating leases, many of which contain renewal options ranging from one to ten years.  Rent expense was approximately $1,050,000, $994,000, and $1,040,000 for the years ended December 31, 2018, 2017, and 2016 respectively.  Future minimum annual rental payments required under operating leases are as follows:

Years ending December 31:	(In thousands)
2019	$610
2020	423
2021	263
2022	200
2023	193
Thereafter	40
$1,729

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2018 and 2017:

	(In thousands, except per share data)
						Per Share (basic and diluted)
Quarter	Net Sales	Gross Profit	Earnings from Continuing Operations	Earnings (Loss) from Discontinued Operations, net of tax	Net Earnings	Earnings from Continuing Operations	Earnings (Loss) from Discontinued Operations, net of tax	Net Earnings
2018
First	$76,826	$20,277	$10,994	$(8)	$10,986	$1.57	$-	$1.57
Second	79,227	19,445	10,776	(1)	10,775	1.54	-	1.54
Third	81,653	15,697	6,240	131	6,371	0.89	0.02	0.91
Fourth	85,611	20,464	11,879	(71)	11,808	1.69	(0.01)	1.68
Total	$323,317	$75,883	$39,889	$51	$39,940	$5.69	$0.01	$5.70

2017
First	$72,854	$20,126	$9,973	$8,182	$18,155	$1.43	$1.17	$2.60
Second	74,561	17,560	8,941	771	9,712	1.28	0.11	1.39
Third	70,614	18,892	8,338	(6)	8,332	1.19	-	1.19
Fourth	115,604	30,656	16,062	698	16,760	2.30	0.10	2.40
Total	$333,633	$87,234	$43,314	$9,645	$52,959	$6.20	$1.38	$7.58

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

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is renewed each year at the end of the third quarter. As of December 31, 2018 and 2017, the line of credit limit was set at $5,000,000, with $0 outstanding on both dates. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.  In addition, the Company had issued commercial letters of credit totaling $1,247,000 and $1,197,000 as of December 31, 2018 and 2017, respectively, related to performance on certain customer contracts.  As of December 31, 2018, the entire balance of the issued letters of credit had not been drawn upon.

P.   DISCONTINUED OPERATIONS

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000.  The proceeds amount differs from the amount originally disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provided for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion.   The sale of the delayed assets was consummated during the second quarter of 2018 and resulted in no gain or loss. As a result of the aforementioned transactions, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation, and classified the assets and liabilities of its Absorbent Products business as held for sale. The Company’s pre-tax gain on the sale of $11,413,000, net of one-time transaction costs, was recorded in 2017 within earnings from discontinued operations. This amount differs from the gain originally reported as a result of the post-closing adjustments mentioned above that were finalized in the second quarter of 2017.

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Net sales	$-	$421	$76,555
Cost of sales	65	(675)	(70,848)
Selling and general expenses	-	(25)	(2,618)
Gain on divestiture, net	-	11,413	-
Other income (expense)	-	2,753	976
Earnings from discontinued operations before provision for income taxes	65	13,887	4,065
Provision for income taxes from discontinued operations	14	4,242	1,416
Earnings from discontinued operations, net of tax	$51	$9,645	$2,649

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017
Accounts receivable, net	$375	$2,529
Property, plant and equipment, net	-	3,660
Assets held for sale	$375	$6,189

Accounts payable	$-	$210
Liabilities held for sale	$-	$210

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash provided by (used in) operating activities from discontinued operations was $(636,000),  $(5,447,000), and $4,477,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Cash provided by (used in) investing activities related to discontinued operations was $6,290,000,  $61,891,000, and $(1,139,000) for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Q. DIVESTITURE

On October 17, 2018, the Company, through its wholly owned subsidiary AMTEC Corporation, sold the outstanding stock of its wholly owned subsidiary AMTEC Less Lethal Systems, Inc. (“ALS”) to PACEM Defense LLC (“PACEM”), a third party, in exchange for cash and promissory notes totaling $10,636,000, subject to customary post-closing adjustments.  The Company tested long-lived assets for recoverability in the quarter ending September 30, 2018 and recorded an impairment charge of $3,021,000.  The pre-tax loss on divestiture, including the impairment charge, recorded in 2018 was $2,528,000.  The Company expects the post-closing adjustments mentioned above to be finalized during the first quarter of 2019.  As of December 31, 2018, $4,913,000 of promissory notes and accrued interest related to the divestiture of ALS are included on the Company’s balance sheet as Notes Receivable, Current.  Accrued interest and principal for both notes become due during the fourth quarter of 2019.

The Company determined this transaction did not qualify for discontinued operations treatment, since it did not represent a strategic shift that had or would have a major effect on the Company’s operations and financial results.

R.   OTHER

The Company has entered into a licensing agreement with another firm that holds intellectual property on the Rusoh® self-service/self-reloadable fire extinguisher.  Under the agreement, the Company has advanced the entity funds and has agreed to pay royalties to the entity on the commercial sales of the developed products.  As of December 31, 2018 and 2017, notes receivable plus accrued interest of $6,966,000 and $6,750,000, respectively, related to the license agreement were classified as Notes Receivable on the Company’s Consolidated Balance Sheets.  The fire extinguisher was introduced to the commercial market in 2017, and the Company believes that collectability of the notes receivable is probable.

During the fourth quarter of 2018 the Company issued a promissory note of $2,300,000 related to an option agreement with an unrelated third party.  The note is included on the Company’s balance sheet as Notes Receivable, Current.

S.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material events or transactions.

On February 15, 2019, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $5.00.  On March 15, 2019, a payment of $42,087,000 was made to the shareholders of record as of March 1, 2019.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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

Milwaukee, Wisconsin

March 15, 2019

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands)
Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2018	$1,869	$458	$(1,422)	$158	$747
Year ended December 31, 2017	$1,816	$70	$-	$17	$1,869
Year ended December 31, 2016	$1,796	$1	$-	$(19)	$1,816

Notes:
(A) Amounts charged to selling and general expenses.
(B) Amounts charged to other accounts. Charged to the loss on divestiture of AMTEC Less Lethal Systems, Inc. (See Note Q to the Consolidated Financial Statements.)
(C) Principally bad debts written off, net of recoveries.