Form 10-Q
period 2019-03-31
NATIONAL PRESTO INDUSTRIES INC
filed 2019-05-10
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 1-2451

______________________________

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0494170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 NORTH HASTINGS WAY
EAU CLAIRE, WISCONSIN	54703-3703
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 715-839-2121

______________________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	NPK	NYSE

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

There were 6,995,045 shares of the Issuer’s Common Stock outstanding as of May 1, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

(Dollars in thousands)

	March 31, 2019 (Unaudited)		December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$61,735		$56,847
Marketable securities		97,767		134,598
Accounts receivable, net		36,511		52,372
Inventories:
Finished goods	$26,169		$28,791
Work in process	67,690		59,580
Raw materials	6,309	100,168	5,617	93,988
Assets held for sale		-		375
Notes receivable, current		7,245		7,213
Other current assets		6,850		6,869
Total current assets		310,276		352,262
PROPERTY, PLANT AND EQUIPMENT	$98,601		$96,094
Less allowance for depreciation	57,900	40,701	56,951	39,143
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		1,000		1,000
NOTES RECEIVABLE		7,019		6,966
RIGHT-OF-USE LEASE ASSETS		3,832		-
DEFERRED INCOME TAXES		1,069		1,088
OTHER ASSETS		1,159		1,674
		$376,541		$413,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

(Dollars in thousands)

	March 31, 2019 (Unaudited)		December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$26,510		$34,100
Federal and state income taxes		3,113		1,384
Lease liabilities		539		-
Accrued liabilities		12,417		12,011
Total current liabilities		42,579		47,495
LEASE LIABILITIES - NON-CURRENT		3,293		-
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	10,692		10,360
Retained earnings	326,574		362,709
Accumulated other comprehensive income	90		21
	344,797		380,531
Treasury stock, at cost	14,128		14,408
Total stockholders' equity		330,669		366,123
		$376,541		$413,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2019 and April 1, 2018

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2019	2018
Net sales	$63,850	$76,826
Cost of sales	51,358	56,549
Gross profit	12,492	20,277
Selling and general expenses	6,444	6,151
Intangibles amortization	-	745
Operating profit	6,048	13,381
Other income	1,632	895
Earnings from continuing operations before provision for income taxes	7,680	14,276
Provision for income taxes from continuing operations	1,729	3,282
Earnings from continuing operations	$5,951	$10,994
Loss from discontinued operations, net of tax	-	8
Net earnings	$5,951	$10,986

Weighted average shares outstanding:
Basic and diluted	7,014	6,999

Earnings per share, basic and diluted:
From continuing operations	$0.85	$1.57
From discontinued operations	0.00	0.00
Net earnings per share	$0.85	$1.57

Comprehensive income:
Net earnings	$5,951	$10,986
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	69	44
Comprehensive income	$6,020	$11,030

Cash dividends declared and paid per common share	$6.00	$6.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March  31, 2019 and April 1, 2018

(Unaudited)

(Dollars in thousands)

	2019	2018
Cash flows from operating activities:
Net earnings	$5,951	$10,986
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	949	1,052
Intangibles amortization	-	745
Non-cash retirement plan expense	185	201
Other	69	114
Changes in operating accounts:
Accounts receivable, net	15,638	21,660
Inventories	(6,180)	3,059
Other assets and current assets	534	256
Accounts payable and accrued liabilities	(7,184)	657
Federal and state income taxes	1,708	3,236
Net cash provided by operating activities	11,670	41,966

Cash flows from investing activities:
Marketable securities purchased	(46,345)	(51,583)
Marketable securities - maturities and sales	83,264	63,313
Purchase of property, plant and equipment	(2,507)	(1,790)
Proceeds from insurance settlement	598	1,925
Net cash provided by investing activities	35,010	11,865

Cash flows from financing activities:
Dividends paid	(42,087)	(41,989)
Proceeds from sale of treasury stock	518	528
Other	(223)	(6)
Net cash used in financing activities	(41,792)	(41,467)

Net increase in cash and cash equivalents	4,888	12,364
Cash and cash equivalents at beginning of period	56,847	11,222
Cash and cash equivalents at end of period	$61,735	$23,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2017	6,968	$7,441	$9,074	$364,757	$(86)	$(14,810)	$366,376
Net earnings				10,986			10,986
Unrealized gain on available-for-sale securities, net of tax					44		44
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(41,989)			(41,989)
Other	9		566			275	841
Balance April 1, 2018	6,977	$7,441	$9,640	$333,754	$(42)	$(14,535)	$336,258

Balance December 31, 2018	6,981	$7,441	$10,360	$362,709	$21	$(14,408)	$366,123
Net earnings				5,951			5,951
Unrealized gain on available-for-sale securities, net of tax					69		69
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(42,087)			(42,087)
Other	14		332	1		280	613
Balance March 31, 2019	6,995	$7,441	$10,692	$326,574	$90	$(14,128)	$330,669

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of December 31, 2018 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2018 Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. (“Drylock”) in exchange for $68,448,000.  The proceeds amount differs from the amount originally disclosed because of the customary post-closing adjustments that were finalized during the second quarter of 2017, totaling $1,448,000.  The asset purchase agreement also provided for additional proceeds of $4,000,000 upon the sale of certain delayed assets, consisting of machinery and equipment that were the subject of an involuntary conversion. The sale of the delayed assets was consummated during the second quarter of 2018 and resulted in no gain or loss.  As a result of aforementioned transactions, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  See Note K for further discussion.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of March 31, 2019 and December 31, 2018,  $8,547,000 and $9,579,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $1,067,000 during the three-month period ended March 31, 2019 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three month periods ended March 31, 2019 and April 1, 2018, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $345,399,000 and $333,592,000 as of March 31, 2019 and December 31, 2018, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliance	Defense	Assets Held for Sale		Total
Quarter ended March 31, 2019
External net sales	$19,709	$44,141	$		$63,850
Gross profit	2,184	10,308			12,492
Operating profit (loss)	(1,529)	7,577			6,048
Total assets	240,490	136,051		-	376,541
Depreciation and amortization	367	582			949
Capital expenditures	229	2,278			2,507

Quarter ended April 1, 2018
External net sales	$16,057	$60,769	$		$76,826
Gross profit	1,899	18,378			20,277
Operating profit (loss)	(875)	14,256			13,381
Total assets	231,875	149,399		4,417	385,691
Depreciation and amortization	336	1,461			1,797
Capital expenditures	1,709	81			1,790

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

At March 31, 2019 and December 31, 2018, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2019
Tax-exempt Municipal Bonds	$47,700	$47,814	$120	$6
Variable Rate Demand Notes	49,953	49,953	-	-
Total Marketable Securities	$97,653	$97,767	$120	$6

December 31, 2018
Tax-exempt Municipal Bonds	$40,156	$40,182	$44	$18
Variable Rate Demand Notes	94,416	94,416	-	-
Total Marketable Securities	$134,572	$134,598	$44	$18

Proceeds from maturities and sales of available-for-sale securities totaled $83,264,000 and $63,313,000 for the three month periods ended March 31, 2019 and April 1, 2018, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains included in other comprehensive income were $88,000 and $55,000 before taxes for the three month periods ended March 31, 2019 and April 1, 2018, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at March 31, 2019 are as follows: $27,644,000 within one year; $27,242,000 beyond one year to five years; $6,503,000 beyond five years to ten years, and $36,378,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to two years.  As of March 31, 2019 and December 31, 2018, $6,349,000 and $6,864,000 of such prepayments, respectively, remained unused and outstanding.  At both March 31, 2019 and December 31, 2018, $5,190,000 of these amounts were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE I – LEASES

The Company accounts for leases under ASC Topic 842, Leases, which was adopted on January 1, 2019.  The Company’s leasing activities include roles as both lessee and lessor.  As lessee, the Company’s primary leasing activities include buildings and structures to support its manufacturing operations at one location in its Defense segment, and warehouse space and equipment to support its distribution center operations in its Housewares/Small Appliances segment.  As lessor, the Company’s primary leasing activity is comprised of manufacturing and office space located adjacent to its corporate offices.  All of the Company’s leases are classified as operating leases.

The Company’s leases as lessee in its Defense segment provide for variable lease payments that are based on changes in the Consumer Price Index.  As lessor, the Company’s primary lease also provides for variable lease payments that are based on changes in the Consumer Price Index, as well as on increases in costs of insurance, real estate taxes, and utilities related to the leased space. Generally, all of the Company’s lease contracts provide for options to extend and terminate them.  The majority of lease terms of the Company’s lease contracts reflect extension options, while none reflect termination options.

The Company has determined that the rates implicit in its leases are not readily determinable and estimates its incremental borrowing rates utilizing quotes from financial institutions for real estate and equipment, as applicable, over periods of time similar to the terms of its leases. The Company has entered into various short-term leases as lessee and has elected a non-recognition accounting policy, as permitted by ASC Topic 842.

Quarter Ending
Summary of Lease Cost (in thousands)	March 31, 2019
Operating lease cost	$168
Sort-term and variable lease cost	23
Total lease cost	$191

Operating cash used for operating leases was $191,000 for the quarter ended March 31, 2019.  The weighted-average remaining lease term was 8.2 years, and the weighted-average discount rate was 5.5% as of March 31, 2019.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2019 (remaining nine months)	$501
2020	655
2021	644
2022	648
2023	531
Thereafter	1,823
Total lease payments	$4,802
Less: future interest expense	970
Lease liabilities	$3,832

Lease income from operating lease payments for the quarter ended March 31, 2019 was $444,000.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2019 (remaining nine months)	$1,331
2020	1,761
2021	1,755
2022	1,755
2023	1,755
Thereafter	15,795
Total lease payments	$24,152

The Company considers risk associated with the residual value of its leased real property to be low, given the nature of the long-term lease agreement, the Company’s ability to control the maintenance of the property, and the creditworthiness of the lessee.  The residual value risk is further mitigated by the long-lived nature of the property, and the propensity of such assets to hold their value or, in some cases, appreciate in value.

NOTE J – COMMITMENTS AND CONTINGENCIES

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of the litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

NOTE K – DISCONTINUED OPERATIONS

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

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	Three Months Ended (Unaudited)
(in thousands)	March 31, 2019	April 1, 2018
Cost of sales	-	(11)
Earnings (loss) from discontinued operations before provision for income taxes	-	(11)
Provision for (benefit from) income taxes from discontinued operations	-	(3)
Earnings (loss) from discontinued operations, net of tax	$-	$(8)

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

(in thousands)	March 31, 2019 (Unaudited)	December 31, 2018
Accounts receivable, net	$-	$375
Assets held for sale	$-	$375

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash used in operating activities from discontinued operations was $0 and $353,000 for the three months ended March 31, 2019 and April 1, 2018, respectively. Cash provided by investing activities related to discontinued operations was $598,000 and $1,925,000 for the three months ended March 31, 2019 and April 1, 2018, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provided for total annual payments of $1,288,000 initially. During the fourth quarter of 2018, the lease agreement was amended to incorporate additional facilities that the Company built for Drylock.  The amended lease provides for an initial term of approximately 14 years, and allows for successive three-year renewal periods, as well as options to terminate the lease early after five and ten years. The amended lease also provides for adjustments to the rental payments based on certain price indices, taxes, and space occupied. The Company estimates that annual payments under the lease will total $1,755,000.  The Company also had entered into a transition services agreement with Drylock, which terminated at the end of 2017. The amounts received from Drylock for rental income are recorded in Other Income on the Consolidated Statements of Comprehensive Income.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance requires a modified retrospective transition method and early adoption is permitted. The Company is in the early stages of evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2018 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held on May 21, 2019, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and information technology system failures or security breaches.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

Comparison of First Quarter 2019 and 2018

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the quarters ended March 31, 2019 and April 1, 2018.

On a consolidated basis, net sales decreased by $12,976,000 (17%), gross profit decreased by $7,785,000 (38%), selling and general expenses increased by $293,000 (5%), and intangibles amortization decreased by $745,000.  Other income increased by $737,000 (83%), while earnings from continuing operations before provision for income taxes decreased by $6,596,000 (46%), and earnings from continuing operations decreased by $5,043,000 (46%). Loss from discontinued operations, net of tax, decreased by $8,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $3,652,000 from $16,057,000 to $19,709,000, or 23%, primarily attributable to an increase in shipments. Defense net sales decreased by $16,628,000 from $60,769,000 to $44,141,000, or 27%, primarily reflecting a decrease in units shipped.

Housewares/Small Appliance gross profit increased $285,000 from $1,899,000 to $2,184,000, primarily reflecting the increased sales mentioned above, offset in part by a less favorable product mix. Defense gross profit decreased $8,070,000 from $18,378,000 to $10,308,000, primarily reflecting a less favorable product mix of the decreased sales mentioned above.

Selling and general expenses for the Housewares/Small Appliance segment increased $939,000, primarily reflecting higher charges against self-insurance reserves of $841,000. Selling and general expenses for the Defense segment decreased $646,000, primarily reflecting the absence of operating costs associated with the Company’s wholly-owned subsidiary, AMTEC Less Lethal Systems, Inc., that was divested during the fourth quarter of 2018.  See Note Q to the Company’s consolidated financial statements for the year ended December 31, 2018 on Form 10-K.

Intangibles amortization decreased by $745,000. The decrease primarily reflects the Defense segment’s amortization of the value of an acquired government sales contract that was fully amortized during the second quarter of 2018. For the three months ended March  31, 2019 and April 1, 2018, the Company recorded amortization expense of $0 and $739,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

The $737,000 increase in other income was primarily attributable to an increase in marketable securities with higher yields stemming from the Federal Reserve’s rate increases.

Earnings from continuing operations before provision for income taxes decreased $6,596,000 from $14,276,000 to $7,680,000.  The provision for income taxes from continuing operations decreased from $3,282,000 to $1,729,000, which resulted in an effective income tax rate of 23%  for both periods. Earnings from continuing operations decreased $5,043,000 from $10,994,000 to $5,951,000, or 46%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Loss from discontinued operations, net of tax, for the three months ended March 31, 2019 and April 1, 2018  was  $0 and $8,000, respectively.

Net earnings decreased $5,035,000 from $10,986,000 to $5,951,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,670,000 and $41,966,000 for the three months ended March 31, 2019 and April 1, 2018, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2019 were net earnings of $5,951,000, which included non-cash depreciation expense of $949,000.  Also contributing to the cash provided were a decrease in accounts receivable levels stemming from cash collections on customer sales.  These were partially offset by an increase in inventory levels and a net decrease in payable and accrual levels.  Of particular note during the first three months of 2018 were net earnings of $10,986,000, which included total non-cash depreciation and amortization expenses of $1,797,000.  Also contributing to the cash provided were a decrease in accounts receivable levels stemming from cash collections on customer sales, a decrease in inventory levels, and a net increase in payable and accrual levels.  Cash used in operating activities from discontinued operations was $353,000.

Net cash provided by investing activities was $35,010,000 during the first three months of 2019 as compared to $11,865,000 during the first three months of 2018.  Significant factors contributing to the change were net maturities and sales of marketable securities in 2019 of $36,919,000, in contrast with net maturities and sales of marketable securities in 2018 of $11,730,000, and proceeds from an insurance settlement of $598,000 in 2019, as compared to $1,925,000 in 2018.  Also contributing to the change in cash provided was an increase in the purchase of property, plant, and equipment.  Cash provided by discontinued operations for the first three months of 2019 and 2018 were $598,000 and $1,925,000, respectively.

Cash flows from financing activities for the first three months of 2019 and 2018 are essentially flat and primarily relate to the annual dividend payments.  Cash flows for both three-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $37,070,000 during the first three months of 2019 to $267,697,000 at March 31, 2019 for the reasons stated above.  The Company's current ratio was 7.3 to 1.0 at March 31, 2019 and 7.4 to 1.0 at December 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of March 31, 2019.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Date: May 10, 2019