Form 10-K/A
period 2018-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2019-11-15
CIK 80172

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐   No ☑*

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☑*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant has incorporated in Part II and Part III of Form 10-K/A, by reference, portions of its 2018 Annual Report and portions of its Proxy Statement for its 2019 Annual Meeting of Stockholders.

* The Form 10-Q report for the quarter ending June 30, 2019 and related interactive data files have not been filed.

EXPLANATORY NOTE

National Presto Industries, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2018 to revise its conclusions on the effectiveness of the Company’s disclosure controls and procedures and internal controls over financial reporting following an inspection by the Public Company Accounting Oversight Board (“PCAOB”) of BDO USA LLP’s (“BDO”) audit of the Company’s financial statements for the year ended December 31, 2018, as further explained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2019. The revised conclusions did not result in any material adjustments to the Company’s consolidated financial statements for the year ended December 31, 2018, and accordingly, all other information presented in the Company’s Form 10-K for the year ended December 31, 2018 originally filed with the SEC on March 15, 2019 (the “Original Form 10-K”), with the exception of some language in Note A(12) to the Company’s Consolidated Financial Statements, remains unchanged.  Note A(12) has been revised solely to indicate that the Company’s adoption of ASC Topic 606, Revenue from Contracts with Customers, did not result in any material change to the Company’s pattern of revenue recognition, and that for the Defense segment, revenue is primarily recognized when the customer has legal title and formally documents that it has accepted the products..

The Company does not intend to file amendments to any of its previously filed quarterly reports on Form 10-Q for the interim periods of 2018.

Except as described above and the inclusion of new certifications by management and a new consent of BDO, this Amendment does not amend, update or change the financial statements or any other disclosures in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and Company’s filings with the SEC subsequent to the date of the Original Form 10-K.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.

The Consolidated Financial Statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Registered Public Accounting Firm can be found on pages F-1 through F-20.

B.	Quarterly financial data is contained in Note N to the Consolidated Financial Statements.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer),  conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2018. The Company’s Chief Executive Officer and Treasurer (principal financial officer) have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018, as a result of a material weakness in internal control over financial reporting described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment and the material weakness identified below related to revenue recognition, management concluded that as of December 31, 2018, the Company did not maintain effective internal control over financial reporting.

The Company did not properly design and maintain effective controls over revenue for its Defense segment, as the controls failed to demonstrate an appropriate level of precision over the assessment and documentation of the point in time pattern of revenue recognition, and did not fully consider alternative use and the impact of certain termination clauses in its contracts with customers that might create a legal right for payment for work completed prior to the contract termination that would include a reasonable profit margin.

Notwithstanding the material weakness described above, the Company’s management has concluded that the consolidated financial statements as originally filed, and as included in this Form 10-K/A, present fairly, in all material respects, the Company’s financial position, results of operations and cash flow for the periods presented, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan

The Company has designed a remediation plan to address the control deficiencies and strengthen its internal control over financial reporting, which entails reassessing the design and operating effectiveness of its controls over the review of Defense segment contracts, including implementing an appropriate level of precision in its reviews to identify significant key terms and assumptions that could impact the pattern of revenue recognition.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited National Presto Industries Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria. In our report dated March 15, 2019, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2018. Subsequent to March 15, 2019, the Company identified a material weakness in its internal control over financial reporting. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, as described below. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 expressed herein is different from that expressed in our previous report.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in Item 15 and our report dated March 15, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective controls over revenue for the Defense segment has been identified and described in management’s assessment as the controls failed to demonstrate an appropriate level of precision over the assessment and documentation of the point in time pattern of revenue recognition and did not fully  consider alternative use and the impact of certain termination clauses in its contracts with customers that might create a legal right for payment for work completed prior to the contract termination that would include a reasonable profit margin.

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

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 15, 2019, except as to the effect of the material weakness as described in Management’s Annual Report on Internal Control over Financial Reporting, which is dated November 15, 2019

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

Exhibit 21	Subsidiaries of the Registrant – incorporated by reference from Exhibit 21 of the Company’s annual report on Form 10-K for the year ended December 31, 2018

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

The following financial information from National Presto Industries, Inc.’s annual report on Form 10-K/A for the period ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vi) Schedule II - Valuation and Qualifying Accounts.

* Compensatory Plans

(c) Schedules:

            Reference is made to Item 15(a)2 of this Form 10-K/A.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC. (registrant)

	By:	/S/ Maryjo Cohen
Maryjo Cohen
President and Chief Executive Officer
Date: November 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Richard N. Cardozo	By:	/S/ Patrick J. Quinn
	Richard N. Cardozo		Patrick J. Quinn
	Director		Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen		Joseph G. Stienessen
	Chair of the Board, President,		Director
Chief Executive Officer (Principal
Executive Officer), and Director

By:	/S/ Randy F. Lieble
Randy F. Lieble
Director

Date:	November 15, 2019

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2018		2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$56,847		$11,222
Marketable securities		134,598		144,252
Accounts receivable	$53,119		$67,089
Less allowance for doubtful accounts	747	52,372	1,869	65,220
Inventories:
Finished goods	28,791		27,242
Work in process	59,580		72,219
Raw materials and supplies	5,617	93,988	4,978	104,439
Assets held for sale		375		6,189
Notes receivable, current		7,213		-
Other current assets		6,869		7,186
Total current assets		352,262		338,508
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	3,008		4,985
Buildings	45,995		47,412
Machinery and equipment	47,091		51,141
	96,094		103,538
Less allowance for depreciation and amortization	56,951	39,143	58,370	45,168
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		1,000		3,330
NOTES RECEIVABLE		6,966		6,750
DEFERRED INCOME TAXES		1,088		995
OTHER ASSETS		1,674		5,637
		$413,618		$411,873
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

(12) REVENUES: The Company’s revenues are derived from short-term contracts and programs that are typically completed within 3 to 24 months and are recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. The standard was adopted on January 1, 2018 and did not result in any material change to the Company’s pattern of revenue recognition.  The Company’s contracts each contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small

Appliances segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliances segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

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

For the Housewares/Small Appliance segment, revenue is generally recognized as the completed, ordered product is shipped to the customer from the Company’s warehouses.  For the relatively few situations in which revenue should be recognized when product is received by the customer, the Company adjusts revenue accordingly.  For the Defense segment, revenue is primarily recognized when the customer has legal title and formally documents that it has accepted the products.  In some situations, the customer may obtain legal title and accept the products at the Company’s facilities, arranging for transportation at a later date, typically in one to four weeks.  The Company does not consider the short-term storage of the customer owned products to be a material performance obligation, and no part of the transaction price is allocated to it.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019, November 15, 2019, as to the effects of the material weakness as described in Management’s Annual Report on Internal Control over Financial Reporting, which expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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