Form 10-Q/A
period 2019-03-31
NATIONAL PRESTO INDUSTRIES INC
filed 2019-11-18
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q/A

Amendment No. 1

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

There were 6,995,045 shares of the Issuer’s Common Stock outstanding as of May 1, 2019.

* The Form 10-Q report for the quarters ending June 30, 2019 and September 29, 2019, and related interactive data files have not been filed.

EXPLANATORY NOTE

National Presto, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended March 31, 2019 to revise its conclusion on the effectiveness of the Company’s disclosure controls and procedures and internal controls over financial reporting following an inspection by the Public Company Accounting Oversight Board (“PCAOB”) of BDO USA LLP’s (“BDO”) audit of the Company’s financial statements for the year ended December 31, 2018, as further explained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2019.  The revised conclusions did not result in any material adjustments to the Company’s consolidated financial statements for the quarter ended March 31, 2019 originally filed with the SEC on May 10, 2019 (the “Original Form 10-Q”), with the exception of some language in Note C to the Company’s Consolidated Financial Statements, remains unchanged.  Note C has been revised solely to indicate that for the Defense Segment, revenue is primarily recognized when the customer has legal title and formally documents that it has accepted the products.

Except as described above and the inclusion of new certifications of management, this Amendment does not amend, update or change the financial statements or any other disclosures in the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and the Company’s filings with the SEC subsequent to the date of the Original Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of March 31, 2019. The Company’s Chief Executive Officer and Treasurer (principal financial officer) have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019, as a result of a material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In Item 9A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018 filed with the SEC on November 15, 2019, management identified a material weakness in its internal controls over financial reporting related to revenue recognition. The Company did not properly design and maintain effective controls over revenue for its Defense segment, as the controls failed to demonstrate an appropriate level of precision over the assessment and documentation of the point in time pattern of revenue recognition, and did not fully consider alternative use and the impact of certain termination clauses in its contracts with customers that might create a legal right for payment for work completed prior to the contract termination that would include a reasonable profit margin.

Notwithstanding the material weakness described above, the Company’s management has concluded that the consolidated financial statements as originally filed, and as included in this Form 10-Q/A, present fairly, in all material respects, the Company’s financial position, results of operations and cash flow for the periods presented, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10‑Q/A for the period ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

/s/ Maryjo Cohen
Maryjo Cohen, Chair of the Board,
President, Chief Executive Officer
(Principal Executive Officer), Director

/s/ David J. Peuse
David J. Peuse, Treasurer
(Principal Financial Officer)

Date: November 15, 2019