Form 10-Q
period 2019-06-30
NATIONAL PRESTO INDUSTRIES INC
filed 2019-11-22
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

There were 6,996,981 shares of the Issuer’s Common Stock outstanding as of June 30, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30, 2019 (Unaudited)		December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$63,438		$56,847
Marketable securities		91,517		134,598
Accounts receivable, net		36,746		52,372
Inventories:
Finished goods	$33,070		$28,791
Work in process	74,406		59,580
Raw materials	6,998	114,474	5,617	93,988
Assets held for sale		-		375
Notes receivable, current		7,327		7,213
Other current assets		6,270		6,869
Total current assets		319,772		352,262
PROPERTY, PLANT AND EQUIPMENT	$99,269		$96,094
Less allowance for depreciation	58,802	40,467	56,951	39,143
GOODWILL		11,485		11,485
INTANGIBLE ASSETS, net		1,000		1,000
NOTES RECEIVABLE		7,073		6,966
RIGHT-OF-USE LEASE ASSETS		3,715		-
DEFERRED INCOME TAXES		1,046		1,088
OTHER ASSETS		-		1,674
		$384,558		$413,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30, 2019 (Unaudited)		December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$28,311		$34,100
Federal and state income taxes		849		1,384
Lease liabilities		483		-
Accrued liabilities		12,484		12,011
Total current liabilities		42,127		47,495
LEASE LIABILITIES - NON-CURRENT		3,232		-
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	10,914		10,360
Retained earnings	334,730		362,709
Accumulated other comprehensive loss	180		21
	353,265		380,531
Treasury stock, at cost	14,066		14,408
Total stockholders' equity		339,199		366,123
		$384,558		$413,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2019 and July 1, 2018

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Net sales	$71,745	$79,227	$135,595	$156,053
Cost of sales	57,069	59,782	108,427	116,331
Gross profit	14,676	19,445	27,168	39,722
Selling and general expenses	6,039	5,631	12,483	11,782
Intangibles amortization	-	1,416	-	2,161
Operating profit	8,637	12,398	14,685	25,779
Other income	1,638	997	3,270	1,892
Earnings from continuing operations before provision for income taxes	10,275	13,395	17,955	27,671
Provision for income taxes from continuing operations	2,122	2,619	3,851	5,901
Earnings from continuing operations	$8,153	$10,776	$14,104	$21,770
Earnings (loss) from discontinued operations, net of tax	3	(1)	3	(9)
Net earnings	$8,156	$10,775	$14,107	$21,761

Weighted average shares outstanding:
Basic and diluted	7,019	7,006	7,016	7,002

Earnings per share, basic and diluted:
From continuing operations	$1.16	$1.54	$2.01	$3.11
From discontinued operations	0.00	0.00	0.00	0.00
Net earnings per share	$1.16	$1.54	$2.01	$3.11

Comprehensive income:
Net earnings	$8,156	$10,775	$14,107	$21,761
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	89	21	158	65
Comprehensive income	$8,245	$10,796	$14,265	$21,826

Cash dividends declared and paid per common share	$0.00	$0.00	$6.00	$6.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June  30, 2019 and July 1, 2018

(Unaudited)

(Dollars in thousands)

	2019	2018
Cash flows from operating activities:
Net earnings	$14,107	$21,761
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,899	2,057
Intangibles amortization	-	2,161
Provision for doubtful accounts	-	12
Non-cash retirement plan expense	359	379
Other	65	139
Changes in operating accounts:
Accounts receivable, net	15,626	21,469
Inventories	(20,486)	6,791
Other assets and current assets	2,273	275
Accounts payable and accrued liabilities	(5,406)	(847)
Federal and state income taxes	(577)	(4,371)
Net cash provided by operating activities	7,860	49,826

Cash flows from investing activities:
Marketable securities purchased	(95,301)	(59,771)
Marketable securities - maturities and sales	138,583	74,666
Proceeds from divestiture of business, net of cash paid	-	3,660
Purchase of property, plant and equipment	(3,566)	(4,001)
Proceeds from insurance settlement	807	2,474
Sale of property, plant and equipment	-	1
Net cash provided by investing activities	40,523	17,029

Cash flows from financing activities:
Dividends paid	(42,087)	(41,989)
Proceeds from sale of treasury stock	518	528
Other	(223)	(6)
Net cash used in financing activities	(41,792)	(41,467)

Net increase in cash and cash equivalents	6,591	25,388
Cash and cash equivalents at beginning of period	56,847	11,222
Cash and cash equivalents at end of period	$63,438	$36,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2019 and July 1, 2018

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance April 1, 2018	6,977	$7,441	$9,640	$333,754	$(42)	$(14,535)	$336,258
Net earnings				10,775			10,775
Unrealized gain on available-for-sale securities, net of tax					21		21
Other	1		249			44	293
Balance July 1, 2018	6,978	$7,441	$9,889	$344,529	$(21)	$(14,491)	$347,347

Balance March 31, 2019	6,995	$7,441	$10,692	$326,574	$90	$(14,128)	$330,669
Net earnings				8,156			8,156
Unrealized gain on available-for-sale securities, net of tax					89		89
Other	2		222		1	62	285
Balance June 30, 2019	6,997	$7,441	$10,914	$334,730	$180	$(14,066)	$339,199

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2019 and July 1, 2018

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2017	6,968	$7,441	$9,074	$364,757	$(86)	$(14,810)	$366,376
Net earnings				21,761			21,761
Unrealized gain on available-for-sale securities, net of tax					65		65
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(41,989)			(41,989)
Other	10		815			319	1,134
Balance July 1, 2018	6,978	$7,441	$9,889	$344,529	$(21)	$(14,491)	$347,347

Balance December 31, 2018	6,981	$7,441	$10,360	$362,709	$21	$(14,408)	$366,123
Net earnings				14,107			14,107
Unrealized gain on available-for-sale securities, net of tax					158		158
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(42,087)			(42,087)
Other	16		554	1	1	342	898
Balance June 30, 2019	6,997	$7,441	$10,914	$334,730	$180	$(14,066)	$339,199

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of June 30, 2019 and December 31, 2018,  $8,322,000 and $9,579,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $2,443,000 during the six-month period ended June 30, 2019 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three and six month periods ended June 30, 2019 and July 1, 2018, the Company reduced its estimate of returns of seasonal and newly introduced product by $265,000 and $421,000, respectively.    There were no other material adjustments to the aforementioned estimates during the same periods.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $366,244,000 and $333,592,000 as of June 30, 2019 and December 31, 2018, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Assets Held for Sale		Total
Quarter ended June 30, 2019
External net sales	$19,148	$52,597	$		$71,745
Gross profit	2,055	12,621			14,676
Operating profit (loss)	(1,333)	9,970			8,637
Total assets	240,759	143,799		-	384,558
Depreciation and amortization	370	581			951
Capital expenditures	(101)	817			716

Quarter ended July 1, 2018
External net sales	$17,978	$61,249	$		$79,227
Gross profit	2,248	17,197			19,445
Operating profit (loss)	(298)	12,696			12,398
Total assets	247,352	141,656		528	389,536
Depreciation and amortization	332	2,089			2,421
Capital expenditures	3,203	297			3,500

	(in thousands)
	Housewares / Small Appliances	Defense Products	Assets Held for Sale		Total
Six Months ended June 30, 2019
External net sales	$38,857	$96,738	$		$135,595
Gross profit	4,239	22,929			27,168
Operating profit (loss)	(2,862)	17,547			14,685
Total assets	240,759	143,799		-	384,558
Depreciation and amortization	736	1,163			1,899
Capital expenditures	129	3,095			3,224

Six Months ended July 1, 2018
External net sales	$34,035	$122,018	$		$156,053
Gross profit	4,147	35,575			39,722
Operating profit (loss)	(1,173)	26,952			25,779
Total assets	247,352	141,656		528	389,536
Depreciation and amortization	668	3,550			4,218
Capital expenditures	4,912	378			5,290

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

At June 30, 2019 and December 31, 2018, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2019
Tax-exempt Municipal Bonds	$51,541	$51,768	$227	$-
Variable Rate Demand Notes	39,749	39,749	-	-
Total Marketable Securities	$91,290	$91,517	$227	$-

December 31, 2018
Tax-exempt Municipal Bonds	$40,156	$40,182	$44	$18
Variable Rate Demand Notes	94,416	94,416	-	-
Total Marketable Securities	$134,572	$134,598	$44	$18

Proceeds from maturities and sales of available-for-sale securities totaled $55,319,000 and $11,353,000 for the three month periods ended June 30, 2019 and July 1, 2018, respectively, and totaled $138,583,000 and $74,666,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains included in other comprehensive income were $112,000 and $27,000 before taxes for the three month periods ended June 30, 2019 and July 1, 2018, respectively, and were $201,000 and $82,000 before taxes for the six month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at June 30, 2019 are as follows: $29,684,000 within one year; $21,305,000 beyond one year to five years; $4,148,000 beyond five years to ten years, and $36,380,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of up to two years.  As of June 30, 2019 and December 31, 2018, $4,307,000 and $6,864,000 of such prepayments, respectively, remained unused and outstanding.  At June 30, 2019 and December 31, 2018, $4,307,000 and  $5,190,000, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

	3 Months Ending	6 Months Ending
Summary of Lease Cost (in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$168	$336
Sort-term and variable lease cost	57	80
Total lease cost	$225	$416

Operating cash used for operating leases was $225,000 and $416,000 for the three and six months ended June  30, 2019, respectively.  The weighted-average remaining lease term was 8.02 years, and the weighted-average discount rate was 5.5% as of June  30, 2019.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2019 (remaining six months)	$336
2020	655
2021	644
2022	648
2023	531
Thereafter	1,823
Total lease payments	$4,637
Less: future interest expense	922

Lease liabilities	$3,715

Lease income from operating lease payments for the quarter ended June  30, 2019 was $444,000.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2019 (remaining six months)	$887
2020	1,761
2021	1,755
2022	1,755
2023	1,755
Thereafter	15,795
Total lease payments	$23,708

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

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	Three Months Ended		Six Months Ended
(in thousands) (unaudited)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Cost of sales	$4	$-	$4	$(11)
Earnings (loss) from discontinued operations before provision for income taxes	4	-	4	(11)
Provision for (benefit from) income taxes from discontinued operations	1	1	1	(2)
Earnings (loss) from discontinued operations, net of tax	$3	$(1)	$3	$(9)

The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

(in thousands)	June 30, 2019 (Unaudited)	December 31, 2018
Accounts receivable, net	$-	$375
Assets held for sale	$-	$375

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash used in operating activities from discontinued operations was $429,000 and $692,000 for the six months ended June 30, 2019 and July 1, 2018, respectively. Cash provided by investing activities related to discontinued operations was $807,000 and $6,134,000 for the six months ended June 30, 2019 and July 1, 2018, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance requires a modified retrospective transition method and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

NOTE M – SUBSEQUENT EVENT

On July 23, 2019, the Company’s wholly-owned subsidiary, OETA, Inc., purchased substantially all the assets of OneEvent Technologies, Inc., a Mount Horeb, Wisconsin company established in 2014 for $6,385,000, plus a potential earn out. OneEvent’s cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict, alert, and prevent.  Sensors measure a variety of environmental data including smoke, temperature, carbon monoxide, humidity, water, motion and more.  In addition to these risk alert capabilities, OneEvent’s Internet of things (IOT) technology also enables users to benefit from the robust volume of data collected to enhance business intelligence and efficiency.  The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance.  The Company expects to finalize the accounting for the acquisition as soon as practicable.  Pursuant to the terms of the transaction, the seller has subsequently changed its corporate name, and OETA, Inc. has now legally adopted the corporate name, OneEvent Technologies, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2018 Annual Report to Shareholders, in the Proxy Statement for the annual meeting held on May 21, 2019, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and information technology system failures or security breaches.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

Comparison of Second Quarter 2019 and 2018

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the quarters ended June 30, 2019 and July 1, 2018.

On a consolidated basis, net sales decreased by $7,482,000 (9%), gross profit decreased by $4,769,000 (25%), selling and general expenses increased by $408,000 (7%), and intangibles amortization decreased by $1,416,000.  Other income increased by $641,000 (64%), while earnings from continuing operations before provision for income taxes decreased by $3,120,000 (23%), and earnings from continuing operations decreased by $2,623,000 (24%). Change in earnings from discontinued operations, net of tax, was positive by $4,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $1,170,000 from $17,978,000 to $19,148,000, or 7%, primarily attributable to an increase in shipments. Defense net sales decreased by $8,652,000 from $61,249,000 to $52,597,000, or 14%, primarily reflecting a decrease in units shipped.

Housewares/Small Appliance gross profit decreased $193,000 from $2,248,000 to $2,055,000, primarily reflecting less favorable product margins. Defense gross profit decreased $4,576,000 from $17,197,000 to $12,621,000, primarily reflecting the decreased sales mentioned above and a less favorable product mix.

Selling and general expenses for the Housewares/Small Appliance segment increased $842,000, primarily reflecting higher net charges against self-insurance reserves of $335,000 and higher legal & professional expense of $328,000. Selling and general expenses for the Defense segment decreased $434,000, primarily reflecting the absence of operating costs associated with the Company’s wholly-owned subsidiary, AMTEC Less Lethal Systems, Inc., that was divested during the fourth quarter of 2018.  See Note Q to the Company’s consolidated financial statements for the year ended December 31, 2018 on Form 10-K.

Intangibles amortization decreased by $1,416,000. The decrease primarily reflects the Defense segment’s amortization of the value of an acquired government sales contract that was fully amortized during the second quarter of 2018. For the three months ended June  30, 2019 and July 1, 2018, the Company recorded amortization expense of $0 and $1,415,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

The $641,000 increase in other income was primarily attributable to an increase in marketable securities with higher yields stemming from the Federal Reserve’s rate increases.

Earnings from continuing operations before provision for income taxes decreased $3,120,000 from $13,395,000 to $10,275,000.  The provision for income taxes from continuing operations decreased from $2,619,000 to $2,122,000, which resulted in an effective income tax rate of 21%  in 2019 vs. 20% in 2018. Earnings from continuing operations decreased $2,623,000 from $10,776,000 to $8,153,000, or 24%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings (loss) from discontinued operations, net of tax, for the three months ended June 30, 2019 and July 1, 2018 was $3,000 and $(1,000), respectively.

Net earnings decreased $2,619,000 from $10,775,000 to $8,156,000.

Comparison of First Six Months 2019 and 2018

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s two business segments for the first six months ended June 30, 2019 and July 1, 2018.

On a consolidated basis, sales decreased by $20,458,000 (13%), gross profit decreased by $12,554,000 (32%), selling and general expenses increased by $701,000 (6%) and intangibles amortization decreased by $2,161,000 (100%).  Other income increased by $1,378,000 (73%), while earnings from continuing operations before provision for income taxes decreased by $9,716,000 (35%), and earnings from continuing operations decreased by $7,666,000 (35%). Earnings from discontinued operations, net of tax, increased $12,000 (133%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $4,822,000 from $34,035,000 to $38,857,000, or 14%, primarily attributable to an increase in shipments.  Defense net sales decreased by $25,280,000 from $122,018,000 to $96,738,000, or 21%, primarily reflecting a decrease in units shipped.

Housewares/Small Appliance gross profit increased $92,000 from $4,147,000 to $4,239,000, primarily reflecting the increase in sales mentioned above offset by less favorable product margins. Defense gross profit decreased $12,646,000 from $35,575,000 to $22,929,000, primarily reflecting the decrease in sales mentioned above and less favorable margins/product mix.

Selling and general expenses for the Housewares/Small Appliance segment increased $1,781,000, primarily reflecting higher accruals for self-insurance of $1,176,000 and legal & professional expenses of $457,000.  Selling and general expenses for the Defense segment decreased $1,080,000, primarily reflecting the absence of operating costs associated with the Company’s wholly-owned subsidiary, AMTEC Less Lethal Systems, Inc., that was divested during the fourth quarter of 2018.  See Note Q to the Company’s consolidated financial statements for the year ended December 31, 2018 on Form 10-K

Intangibles amortization decreased by $2,161,000. The decrease primarily reflects the Defense segment’s amortization of the value of an acquired government sales contract that was fully amortized during the second quarter of 2018.  For the first six months ended June 30, 2019 and July 1, 2018, the Company recorded amortization expense of $0 and $2,151,000, respectively, associated with the customer contract intangible asset.

The above items were responsible for the change in operating profit.

The $1,378,000 increase in other income was primarily attributable to an increase in marketable securities with higher yields stemming from the Federal Reserve’s rate increases.

Earnings from continuing operations before provision for income taxes decreased $9,716,000 from $27,671,000 to $17,955,000.  The provision for income taxes from continuing operations decreased from $5,901,000 to $3,851,000, which resulted in an effective income tax rate of 21% in both 2019 and 2018.  Earnings from continuing operations decreased $7,666,000 from $21,770,000 to $14,104,000, or 35%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings (loss) from discontinued operations, net of tax, for the first six months ended June 30, 2019 and July 1, 2018 were $3,000 and $(9,000), respectively.

Net earnings decreased $7,654,000 from $21,761,000 to $14,107,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $7,860,000 and $49,826,000 for the six months ended June  30, 2019 and July 1, 2018, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2019 were net earnings of $14,107,000, which included non-cash depreciation expense of $1,899,000.  Also contributing to the cash provided were decreases in accounts receivable levels stemming from cash collections on customer sales and deposits with vendors included in other assets and current assets.  These were partially offset by an increase in inventory levels and a net decrease in payable and accrual levels.  Cash used in operating activities from discontinued operations was $429,000.  Of particular note during the first six months of 2018 were net earnings of $21,761,000, which included total non-cash depreciation and amortization expenses of $4,218,000.  Also contributing to the cash provided were decreases in accounts receivable levels stemming from cash collections on customer sales, and inventory levels.  These were partially offset by a net decrease in payable and accrual levels.  Cash used in operating activities from discontinued operations was $692,000.

Net cash provided by investing activities was $40,523,000 during the first six months of 2019 as compared to $17,029,000 during the first six months of 2018.  Significant factors contributing to the change were net maturities and sales of marketable securities in 2019 of $43,282,000, in contrast with net maturities and sales of marketable securities in 2018 of $14,895,000, and proceeds from an insurance settlement of $807,000 in 2019, as compared to $2,474,000 in 2018. Also contributing to the change in cash provided was a decrease in the purchase of property, plant, and equipment.  Cash provided by discontinued operations for the first six months of 2019 and 2018 were $807,000 and $6,134,000, respectively.

Cash flows from financing activities for the first six months of 2019 and 2018 are essentially flat and primarily relate to the annual dividend payments.  Cash flows for both six-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $27,122,000 during the first six months of 2019 to $277,645,000 at June  30, 2019 for the reasons stated above.  The Company's current ratio was 7.6 to 1.0 at June 30, 2019 and 7.4 to 1.0 at December 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of June 30, 2019. The Company’s Chief Executive Officer and Treasurer (principal financial officer) have concluded that the Company’s disclosure controls and procedures were not effective as of June  30, 2019, as a result of a material weakness in internal control over financial reporting described below.

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

Notwithstanding the material weakness described above, the Company’s management has concluded that the consolidated financial statements included in this Form 10-Q, present fairly, in all material respects, the Company’s financial position, results of operations and cash flow for the periods presented, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

/s/ Maryjo Cohen
Maryjo Cohen, Chair of the Board,
President, Chief Executive Officer
(Principal Executive Officer), Director

/s/ David J. Peuse
David J. Peuse, Treasurer, (Principal
Financial Officer)

Date: November 22, 2019