Form 10-Q
period 2019-09-29
NATIONAL PRESTO INDUSTRIES INC
filed 2020-01-28
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 2019

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

There were 7,002,711 shares of the Issuer’s Common Stock outstanding as of September 29, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 29, 2019 and December 31, 2018

(Dollars in thousands)

	September 29, 2019 (Unaudited)		December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$59,171		$56,847
Marketable securities		84,781		134,598
Accounts receivable, net		41,337		52,372
Inventories:
Finished goods	$41,927		$28,791
Work in process	84,427		59,580
Raw materials	7,362	133,716	5,617	93,988
Assets held for sale		-		375
Notes receivable, current		2,841		7,213
Other current assets		5,485		6,869
Total current assets		327,331		352,262
PROPERTY, PLANT AND EQUIPMENT	$96,417		$96,094
Less allowance for depreciation	56,677	39,740	56,951	39,143
GOODWILL		15,824		11,485
INTANGIBLE ASSETS, net		2,988		1,000
NOTES RECEIVABLE		7,127		6,966
RIGHT-OF-USE LEASE ASSETS		3,650		-
DEFERRED INCOME TAXES		1,052		1,088
OTHER ASSETS		6,559		1,674
		$404,271		$413,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 29, 2019 and December 31, 2018

(Dollars in thousands)

	September 29, 2019 (Unaudited)		December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$27,701		$34,100
Federal and state income taxes		2,939		1,384
Lease liabilities		520		-
Accrued liabilities		14,090		12,011
Total current liabilities		45,250		47,495
LEASE LIABILITIES - NON-CURRENT		3,130		-
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	11,198		10,360
Retained earnings	351,119		362,709
Accumulated other comprehensive gain	157		21
	369,915		380,531
Treasury stock, at cost	14,024		14,408
Total stockholders' equity		355,891		366,123
		$404,271		$413,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 29, 2019 and September 30, 2018

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Net sales	$78,006	$81,653	$213,601	$237,706
Cost of sales	54,159	65,956	162,586	182,287
Gross profit	23,847	15,697	51,015	55,419
Selling and general expenses	6,609	5,829	19,092	17,611
Intangibles amortization	-	5	-	2,166
Impairment of long-lived assets	-	3,021	-	3,021
Operating profit	17,238	6,842	31,923	32,621
Other income	1,398	1,189	4,668	3,081
Earnings from continuing operations before provision for income taxes	18,636	8,031	36,591	35,702
Provision for income taxes from continuing operations	3,924	1,791	7,775	7,692
Earnings from continuing operations	14,712	6,240	28,816	28,010
Earnings from discontinued operations, net of tax	1,677	131	1,680	122
Net earnings	$16,389	$6,371	$30,496	$28,132

Weighted average shares outstanding:
Basic and diluted	7,020	7,007	7,018	7,004

Earnings per share, basic and diluted:
From continuing operations	$2.09	$0.89	$4.11	$4.00
From discontinued operations	0.24	0.02	0.24	0.02
Net earnings per share	$2.33	$0.91	$4.35	$4.02

Comprehensive income:
Net earnings	$16,389	$6,371	$30,496	$28,132
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(23)	(31)	135	34
Comprehensive income	$16,366	$6,340	$30,631	$28,166

Cash dividends declared and paid per common share	$0.00	$0.00	$6.00	$6.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 29, 2019 and September 30, 2018

(Unaudited)

(Dollars in thousands)

	2019	2018
Cash flows from operating activities:
Net earnings	$30,496	$28,132
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for depreciation	2,815	3,079
Intangibles amortization	-	2,166
Provision for doubtful accounts	-	18
Non-cash retirement plan expense	359	527
Impairment of long-lived assets	-	3,021
Gain on sale of property, plant, and equipment	(160)	-
Gain on legal settlement	(2,300)	-
Other	670	86
Changes in operating accounts, net of effects of acquisition:
Accounts receivable, net	11,049	20,958
Inventories	(39,421)	6,816
Other assets and current assets	(3,351)	2,208
Accounts payable and accrued liabilities	(5,099)	8,666
Federal and state income taxes	1,372	(5,698)
Net cash (used in) provided by operating activities	(3,570)	69,979

Cash flows from investing activities:
Marketable securities purchased	(98,416)	(84,753)
Marketable securities - maturities and sales	148,406	126,532
Proceeds from divestiture of business, net of cash paid	-	3,660
Proceeds from note receivable	2,100	-
Purchase of property, plant and equipment	(4,326)	(7,110)
Acquisition of business, net of cash acquired	(3,733)	-
Proceeds from legal settlement	2,300	-
Proceeds from insurance settlement	807	2,474
Sale of property, plant and equipment	767	1
Net cash provided by investing activities	47,905	40,804

Cash flows from financing activities:
Dividends paid	(42,087)	(41,989)
Proceeds from sale of treasury stock	518	528
Other	(442)	(6)
Net cash used in financing activities	(42,011)	(41,467)

Net increase in cash and cash equivalents	2,324	69,316
Cash and cash equivalents at beginning of period	56,847	11,222
Cash and cash equivalents at end of period	$59,171	$80,538

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 29, 2019 and September 30, 2018

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance July 2, 2018	6,978	$7,441	$9,889	$344,529	$(21)	$(14,491)	$347,347
Net earnings				6,371			6,371
Unrealized loss on available-for-sale securities, net of tax					(31)		(31)
Other	2		229	6		37	272
Balance September 30, 2018	6,980	$7,441	$10,118	$350,906	$(52)	$(14,454)	$353,959

Balance July 1, 2019	6,997	$7,441	$10,914	$334,730	$180	$(14,066)	$339,199
Net earnings				16,389			16,389
Unrealized loss on available-for-sale securities, net of tax					(23)		(23)
Other	6		284			42	326
Balance September 29, 2019	7,003	$7,441	$11,198	$351,119	$157	$(14,024)	$355,891

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 29, 2019 and September 30, 2018

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2017	6,968	$7,441	$9,074	$364,757	$(86)	$(14,810)	$366,376
Net earnings				28,132			28,132
Unrealized gain on available-for-sale securities, net of tax					34		34
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(41,989)			(41,989)
Other	12		1,044	6		356	1,406
Balance September 30, 2018	6,980	$7,441	$10,118	$350,906	$(52)	$(14,454)	$353,959

Balance December 31, 2018	6,981	$7,441	$10,360	$362,709	$21	$(14,408)	$366,123
Net earnings				30,496			30,496
Unrealized gain on available-for-sale securities, net of tax					135		135
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(42,087)			(42,087)
Other	22		838	1	1	384	1,224
Balance September 29, 2019	7,003	$7,441	$11,198	$351,119	$157	$(14,024)	$355,891

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of December 31, 2018 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2018 Annual Report on Form 10-K/A.  Interim results for the period are not indicative of those for the year.

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

For the Housewares/Small Appliance segment, revenue is generally recognized as the completed, ordered product is shipped to the customer from the Company’s warehouses.  For the relatively few situations in which revenue should be recognized when product is received by the customer, the Company adjusts revenue accordingly.  For the Defense segment, revenue is primarily recognized when the customer has legal title and formally documents that it has accepted the products.  There are also certain termination clauses in Defense segment contracts that may give rise to the recognition of revenue, $9,412,000 of which was recognized during the third quarter of 2019.  In some situations, the customer may obtain legal title and accept the products at the Company’s facilities, arranging for transportation at a later date, typically in one to four weeks.  The Company does not consider the short-term storage of the customer owned products to be a material performance obligation, and no part of the transaction price is allocated to it.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of September 29, 2019 and December 31, 2018,  $4,294,000 and $9,579,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $9,574,000 during the nine-month period ended September 29, 2019 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three and nine month periods ended September 29, 2019 and September 30, 2018, the Company reduced its estimate of returns of seasonal and newly introduced product by $265,000 and $421,000, respectively.    There were no other material adjustments to the aforementioned estimates during the same periods.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $332,810,000 and $333,592,000 as of September 29, 2019 and December 31, 2018, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from three segments: Housewares/Small Appliance, Defense, and Safety, as shown in Note E. Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

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

NOTE E – BUSINESS SEGMENTS

In the following summary, operating profit represents earnings before other income and income taxes.  The Company's segments operate discretely from each other with no shared owned or leased manufacturing facilities.  Costs associated with corporate activities (such as cash and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliances segment for all periods presented.

On July 23, 2019, the Company purchased substantially all the assets of OneEvent Technologies, Inc., a Mount Horeb, Wisconsin company established in 2014.  OneEvent’s cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict, alert, and prevent.  Sensors measure a variety of environmental data including smoke, temperature, carbon monoxide, humidity, water, motion, and more.  See Note L.  Because a major focus of OneEvent is fire protection for buildings, homes, assets, and occupant, the Company has created a new operating segment, “Safety,” combining its operations with those of Rusoh, Inc., which designs and markets fire extinguishers.  Previously, Rusoh, Inc. had been included in the Company’s Housewares/Small Appliance segment.  Prior period segment information has been restated to reflect the Company’s current segmentation.

	(in thousands)
	Housewares / Small Appliances	Defense Products	Safety	Assets Held for Sale		Total
Quarter ended September 29, 2019
External net sales	$21,597	$56,395	$14	$		$78,006
Gross profit (loss)	2,823	21,363	(339)			23,847
Operating profit (loss)	(865)	19,161	(1,058)			17,238
Total assets	237,071	151,455	15,745			404,271
Depreciation and amortization	320	538	58			916
Capital expenditures	298	460	36			794

Quarter ended September 30, 2018
External net sales	$22,705	$58,939	$9	$		$81,653
Gross profit (loss)	3,317	12,657	(277)			15,697
Operating profit (loss)	580	6,786	(524)			6,842
Total assets	268,885	126,937	8,022		528	404,372
Depreciation and amortization	287	684	56			1,027
Capital expenditures	1,757	39	24			1,820

	(in thousands)
	Housewares / Small Appliances	Defense Products	Safety	Assets Held for Sale		Total
Nine Months ended September 29, 2019
External net sales	$60,415	$153,133	$53	$		$213,601
Gross profit (loss)	7,369	44,292	(646)			51,015
Operating profit (loss)	(2,623)	36,708	(2,162)			31,923
Total assets	237,071	151,455	15,745			404,271
Depreciation and amortization	943	1,701	171			2,815
Capital expenditures	250	3,555	214			4,019

Nine Months ended September 30, 2018
External net sales	$56,721	$180,957	28	$		$237,706
Gross profit (loss)	7,670	48,232	(483)			55,419
Operating profit (loss)	14	33,738	(1,131)			32,621
Total assets	268,885	126,937	8,022		528	404,372
Depreciation and amortization	845	4,234	166			5,245
Capital expenditures	6,657	417	36			7,110

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

At September 29, 2019 and December 31, 2018, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 29, 2019
Tax-exempt Municipal Bonds	$45,210	$45,409	$199	$-
Variable Rate Demand Notes	39,372	39,372	-	-
Total Marketable Securities	$84,582	$84,781	$199	$-

December 31, 2018
Tax-exempt Municipal Bonds	$40,156	$40,182	$44	$18
Variable Rate Demand Notes	94,416	94,416	-	-
Total Marketable Securities	$134,572	$134,598	$44	$18

Proceeds from maturities and sales of available-for-sale securities totaled $9,823,000 and $51,866,000 for the three month periods ended September 29, 2019 and September 30, 2018, respectively, and totaled $148,406,000 and $126,532,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized (losses) gains included in other comprehensive income were ($28,000) and ($39,000) before taxes for the three month periods ended September 29, 2019 and September 30, 2018, respectively, and were $173,000 and $43,000 before taxes for the nine month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at September 29, 2019 are as follows: $29,913,000 within one year; $15,496,000 beyond one year to five years; $4,146,000 beyond five years to ten years, and $35,226,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of September 29, 2019 and December 31, 2018,  $10,615,000 and $6,864,000 of such prepayments, respectively, remained unused and outstanding.  At September 29, 2019 and December 31, 2018, $4,056,000 and $5,190,000, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

	3 Months Ending	9 Months Ending
Summary of Lease Cost (in thousands)	September 29, 2019	September 29, 2019
Operating lease cost	$178	$514
Short-term and variable lease cost	64	145
Total lease cost	$242	$659

Operating cash used for operating leases was $242,000 and $659,000 for the three and nine months ended September 29, 2019, respectively.  The weighted-average remaining lease term was 7.72 years, and the weighted-average discount rate was 5.5% as of September 29, 2019.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2019 (remaining three months)	$175
2020	693
2021	648
2022	648
2023	531
Thereafter	1,824
Total lease payments	$4,519
Less: future interest expense	869
Lease liabilities	$3,650

Lease income from operating lease payments for the quarter ended September 29, 2019 was $444,000.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2019 (remaining three months)	$444
2020	1,761
2021	1,755
2022	1,755
2023	1,755
Thereafter	15,795
Total lease payments	$23,265

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

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands) (unaudited)	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018
Cost of sales	$-	$68	$4	$57
Other income	2,122		2,122
Earnings from discontinued operations before provision for income taxes	2,122	68	2,126	57
Provision for (benefit from) income taxes from discontinued operations	445	(63)	446	(65)
Earnings from discontinued operations, net of tax	$1,677	$131	$1,680	$122

During the third quarter of 2019, the Company recognized Other income from the settlement of a lawsuit for breach of contract.  The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

(in thousands)	Sept. 29, 2019 (Unaudited)	December 31, 2018
Accounts receivable, net	$-	$375
Assets held for sale	$-	$375

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash used in operating activities from discontinued operations was $1,050,000 and $562,000 for the nine  months ended September 29, 2019 and September 30, 2018, respectively. Cash provided by investing activities related to discontinued operations was $3,107,000 and $6,134,000 for the nine months ended September 29, 2019 and September 30, 2018, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provided for total annual payments of $1,288,000 initially. During the fourth quarter of 2018, the lease agreement was amended to incorporate additional facilities that the Company built for Drylock.  The amended lease provides for an initial term of approximately 14 years, and allows for successive three-year renewal periods, as well as options to terminate the lease early after five and ten years. The amended lease also provides for adjustments to the rental payments based on certain price indices, taxes, and space occupied. The Company estimates that annual payments under the amended lease will total $1,755,000.  The amounts received from Drylock for rental income are recorded in Other Income on the Consolidated Statements of Comprehensive Income.

NOTE L – BUSINESS ACQUISITION

On July 23, 2019, the Company’s wholly-owned subsidiary, OETA, Inc., purchased substantially all the assets of OneEvent Technologies, Inc., a Mount Horeb, Wisconsin company established in 2014 for $6,855,000, including cash of $4,021,000,  forgiveness of a note receivable of $2,364,000 and a potential earn out, which is based on earnings over a seven year period.  The current estimated value of the earn out is $470,000, however, the value of the earn out will vary depending on actual earnings over the seven year period. OneEvent’s cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict, alert, and prevent.  Sensors measure a variety of environmental data including smoke, temperature, carbon monoxide, humidity, water, motion and more.  Pursuant to the terms of the transaction, the seller has subsequently changed its corporate name, and OETA, Inc. has now legally adopted the corporate name, OneEvent Technologies, Inc.

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition.  The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities.  The following table shows the amounts recorded as of their acquisition date.  These estimates are based on a preliminary valuation, which the Company expects to finalize during the first quarter of 2020.

(in thousands)

Cash	$287
Receivables	14
Inventory	307
Other current assets	105
Property, plant and equipment	35
Intangibles	1,988
Goodwill	4,338
Right-of-Use Lease Assets	59
Total assets acquired	7,133
Less: Current liabilities assumed	255
Lease Liability - Noncurrent	23
Net assets acquired	$6,855

The acquired intangibles primarily include technology software and patents that will be amortized over a period of 10-15 years.  The amount of goodwill recorded reflects expected synergies with the Company’s other subsidiary in the Safety segment, Rusoh, Inc.  The recorded goodwill is deductible for income tax purposes over a fifteen year period.  The Company’s results of operations for 2019 include revenue of $13,000 and loss of ($298,000) from the acquired facility from the date of acquisition through September 30, 2019.  The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2018.

	(unaudited)
	(in thousands, except per share data)
	Quarter Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Net sales	$78,011	$81,673	$213,652	$237,795
Net earnings	16,196	6,017	29,069	26,962

Net earnings per share (basic and diluted)	$2.31	$0.86	$4.14	$3.85
Weighted average shares outstanding (basic and diluted)	7,020	7,007	7,018	7,004

The unaudited pro forma financial information presented above is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and is not indicative of what the Company’s actual results of operations would have been had the acquisition been completed at the beginning of the periods indicated above.  The pro forma combined results reflect one-time costs to fully merge and operate the combined organization more efficiently, but do not reflect anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Comparison of Third Quarter 2019 and 2018

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended September 29, 2019 and September 30, 2018.

On a consolidated basis, net sales decreased by $3,647,000 (5%), gross profit increased by $8,150,000 (52%), selling and general expenses increased by $780,000 (13%), and impairment of long-lived assets decreased by $3,021,000.  There were no impairments recorded in 2019.  Other income increased by $209,000  (18%), while earnings from continuing operations before provision for income taxes increased by $10,605,000 (132%), and earnings from continuing operations increased by $8,472,000 (136%). Change in earnings from discontinued operations, net of tax, was positive by $1,546,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $1,108,000 from $22,705,000 to $21,597,000, or 5%, primarily attributable to an increase in allowances and a decrease in shipments. Defense net sales decreased by $2,544,000 from $58,939,000 to $56,395,000, or 4%, primarily reflecting a decrease in units shipped,  partially offset by proceeds from the settlement of a customer termination of $9,412,000.

Housewares/Small Appliance gross profit decreased $494,000 from $3,317,000 to $2,823,000, primarily reflecting less favorable product margins. Defense gross profit increased $8,706,000 from $12,657,000 to $21,363,000, primarily reflecting the proceeds from the customer termination agreement mentioned above.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $951,000, primarily reflecting higher accruals for self-insurance reserves of $177,000, higher legal & professional expense of $289,000 and charges related to the vesting of stock upon the retirement of long-term employees of $448,000. Selling and general expenses for the Defense segment decreased $643,000, primarily reflecting the absence of operating costs associated with the Company’s wholly-owned subsidiary, AMTEC Less Lethal Systems, Inc., that was divested during the fourth quarter of 2018.  See Note Q to the Company’s consolidated financial statements for the year ended December 31, 2018 on Form 10-K/A.  Safety segment selling and general expenses increased by $473,000, primarily reflecting the selling and general expenses of OneEvent, whose assets were acquired during the reported quarter.  See note L to the Company’s Consolidated Financial Statements.

There were no impairments recorded in 2019.  In contrast, in third quarter 2018,  as the carrying value of the assets and liabilities included with the divestiture of AMTEC Less Lethal (mentioned above) exceeded the selling price less selling costs, the Company recorded an impairment on the related long-lived assets of $3,021,000.

The above items were responsible for the change in operating profit.

The $209,000 increase in other income was primarily attributable to an increase in interest income on marketable securities stemming from higher yields offset by a lower average daily investment.

Earnings from continuing operations before provision for income taxes increased $10,605,000 from $8,031,000 to $18,636,000.  The provision for income taxes from continuing operations increased from $1,791,000 to $3,924,000, which resulted in an effective income tax rate of 21%  in 2019 vs. 22% in 2018. Earnings from continuing operations increased $8,472,000 from $6,240,000 to $14,712,000, or 136%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings from discontinued operations, net of tax, for the three months ended September 29, 2019 and September 30, 2018 was $1,677,000 and $131,000, respectively.  The earnings stemmed from the settlement of a lawsuit for breach of contract.

Net earnings increased $10,018,000 from $6,371,000 to $16,389,000.

Comparison of First Nine Months 2019 and 2018

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three  business segments for the first nine months ended September 29, 2019 and September 30, 2018.

On a consolidated basis, sales decreased by $24,105,000 (10%), gross profit decreased by $4,404,000 (8%), selling and general expenses increased by $1,481,000 (8%), intangibles amortization decreased by $2,166,000 (100%), and impairment of long-lived assets decreased by $3,021,000.  There were no impairments recorded in 2019.  Other income increased by $1,587,000 (52%), while earnings from continuing operations before provision for income taxes increased by $889,000 (3%), and earnings from continuing operations increased by $806,000 (3%). Earnings from discontinued operations, net of tax, increased $1,558,000 (1,277%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $3,695,000 from $56,721,000 to $60,416,000, or 7%, primarily attributable to an increase in shipments.  Defense net sales decreased by $27,824,000 from $180,957,000 to $153,133,000, or 15%, primarily reflecting a decrease in units shipped, partially offset by proceeds from the settlement of a customer termination of $9,412,000.

Housewares/Small Appliance gross profit decreased $301,000 from $7,670,000 to $7,369,000, primarily reflecting the increase in sales mentioned above offset by less favorable product margins. Defense gross profit decreased $3,940,000 from $48,232,000 to $44,292,000, primarily reflecting the decrease in sales mentioned above and less favorable product margins, partially offset by the proceeds from the customer termination agreement also mentioned above.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $2,337,000, primarily reflecting higher accruals for self-insurance of $1,297,000, legal & professional expenses of $575,000, and charges related to the vesting of stock upon the retirement of long-term employees of $448,000.  Selling and general expenses for the Defense segment decreased $1,723,000, primarily reflecting the absence of operating costs associated with the Company’s wholly-owned subsidiary, AMTEC Less Lethal Systems, Inc., that was divested during the fourth quarter of 2018.  See Note Q to the Company’s consolidated financial statements for the year ended December 31, 2018 on Form 10-K/A.  Safety segment selling and general expenses increased by $868,000, primarily reflecting the selling and general expenses of OneEvent and an increase in legal and professional expenses.

Intangibles amortization decreased by $2,166,000. The decrease primarily reflects the Defense segment’s amortization of the value of an acquired government sales contract that was fully amortized during the second quarter of 2018.  For the first nine months ended September 29, 2019 and September 30, 2018, the Company recorded amortization expense of $0 and $2,150,000, respectively, associated with the customer contract intangible asset.

There were no impairments recorded in 2019.  In contrast, in 2018,  as the carrying value of the assets and liabilities included with the divestiture of AMTEC Less Lethal (mentioned above) exceeded the selling price less selling costs, the Company recorded an impairment on the related long-lived assets of $3,021,000.

The above items were responsible for the change in operating profit.

The $1,587,000 increase in other income was primarily attributable to an increase in interest income on marketable securities with higher yields stemming from the Federal Reserve’s rate increases.

Earnings from continuing operations before provision for income taxes increased $889,000 from $35,702,000 to $36,591,000.  The provision for income taxes from continuing operations increased from $7,692,000 to $7,775,000, which resulted in an effective income tax rate of 21% in 2019 versus 22% in 2018.  Earnings from continuing operations increased $806,000 from $28,010,000 to $28,816,000, or 3%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings from discontinued operations, net of tax, for the first nine months ended September

29, 2019 and September 30, 2018 were $1,680,000 and $122,000, respectively.  The earnings stemmed from the settlement of a lawsuit for breach of contract.

Net earnings increased $2,364,000 from $28,132,000 to $30,496,000.

Liquidity and Capital Resources

Net cash (used in) provided by operating activities was ($3,570,000) and $69,979,000 for the nine months ended September 29, 2019 and September 30, 2018, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2019 were net earnings of $30,496,000, which included non-cash depreciation expense of $2,815,000 and a gain on a legal settlement of $2,300,000.  Also contributing to the cash used  were an increase in inventory levels, deposits with vendors included in other assets and current assets and a net increase in payable and accrual levels, partially offset by a  decrease in accounts receivable levels stemming from cash collections on customer sales.  Cash used in operating activities from discontinued operations was $1,050,000.    Of particular note during the first nine months of 2018 were net earnings of $28,132,000, which included total non-cash depreciation and amortization expenses of $5,245,000 and a non-cash impairment of long-lived assets of $3,021,000.  Also contributing to the cash provided were decreases in accounts receivable levels stemming from cash collections on customer sales, inventory levels, deposits with raw material suppliers included in other assets and current assets, and a net increase in payable and accrual levels.  Cash used in operating activities from discontinued operations was $562,000.

Net cash provided by investing activities was $47,905,000 during the first nine months of 2019 as compared to $40,804,000 during the first nine months of 2018.  Significant factors contributing to the change were net maturities and sales of marketable securities in 2019 of $49,990,000, in contrast with net maturities and sales of marketable securities in 2018 of $41,779,000, proceeds from a legal settlement of $2,300,000, and proceeds from an insurance settlement of $807,000 in 2019, as compared to $2,474,000 in 2018. Also contributing to the change in cash provided was a decrease in the purchase of property, plant, and equipment, proceeds from a note receivable, and acquisition of a business in 2019.  Cash provided by discontinued operations for the first nine months of 2019 and 2018 were $3,107,000 and $6,134,000, respectively.

Cash flows from financing activities for the first nine months of 2019 and 2018 are essentially flat and primarily relate to the annual dividend payments.  Cash flows for both nine-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $22,686,000 during the first nine months of 2019 to $282,081,000 at September 29, 2019 for the reasons stated above.  The Company's current ratio was 7.2 to 1.0 at September 29, 2019 and 7.4 to 1.0 at December 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of September 29, 2019. The Company’s Chief Executive Officer and Treasurer (principal financial officer) have concluded that the Company’s disclosure controls and procedures were not effective as of September 29, 2019, as a result of a material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in internal controls over financial reporting during the quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended September 29, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Date: January 28, 2020