Form 10-K
period 2019-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2020-03-11
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

Commission File Number 1-2451

NATIONAL PRESTO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0494170
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

3925 North Hastings Way
Eau Claire, Wisconsin	54703-3703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (715)  839-2121

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
$1.00 par value common stock	NPK	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $462,078,337.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2020 was 7,006,323.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2019 Annual Report and portions of its Proxy Statement for its 2020 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

A.  DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company" or “National Presto”) consists of three business segments.  For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements.  The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances that enrich the lives of consumers by making life easier, more productive and more enjoyable.  The Defense segment, which protects the lives of the citizens of our nation, as well as the citizens of our nation’s allies, by providing our warfighters with reliable products, manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases; performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the U.S. Government and prime contractors; and manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials.  The Safety segment, which provides innovative safety technology empowering organizations and individuals to protect what is more important, currently consists of two startup companies.  The first is Rusoh, Inc., which designs and markets the Rusoh® Eliminator® fire extinguisher, the first self-service fire extinguisher.  The second is OneEvent Technologies, Inc.  It offers systems that provide early warning of conditions that could ultimately lead to significant losses.  The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential safety issues around pharmaceuticals and food.  The OneEvent® system also has the ability to continually measure other factors such as smoke, carbon monoxide, motion, humidity, and moisture.

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

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control single thermostatic control line of skillets in several sizes, griddles, woks and multi-purpose cookers; slow cookers; deep fryers of various sizes; air fryers; waffle makers; pizza ovens; slicer/shredders; electric heaters; corn poppers (hot air, oil, and microwave); dehydrators; rice cookers; microwave bacon cookers; egg cookers; coffeemakers and coffeemaker accessories; electric tea kettles; electric knife sharpeners; a line of kitchen gadgets; and timers.  Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2019, approximately 14% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 17% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, egg cookers, slow cookers, tea kettles, electric stainless steel appliances, non-cast fryers, air fryers and heaters).  For the year ended December 31, 2018, approximately 11% of consolidated net sales were provided by cast products, and approximately 16% by noncast/thermal appliances.  For the year ended December 31, 2017, approximately 12% of consolidated net sales were provided by cast products, and approximately 16% by noncast/thermal appliances.  For the years ended December 31, 2019, 2018 and 2017, this segment had one customer which accounted for 10% or more of the Company’s consolidated net sales.  That customer was Wal-Mart Stores, Inc., which accounted for 12%, 10%, and 10% of consolidated net sales in the years ended December 31, 2019, 2018, and 2017, respectively.  The loss of Wal-Mart Stores as a customer would have a material adverse effect on the segment.

Products are sold primarily in the United States and Canada directly to retailers and also through independent distributors.  Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them.  The loss of, or material reduction in, sales to any of the Company's major customers could adversely affect the Company's business.  All housewares and electrical appliances are sourced from vendors in the Orient.  (See Note J to the Consolidated Financial Statements.)

The Company has a sales force of 8 employees that sell to and service most customers.  A few selected accounts are handled by manufacturers' representatives who may also sell other product lines. Sales promotional activities have been conducted primarily through the use of newspaper advertising, in store promotions, and digital advertising.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient.  Product competition extends to special product features, product pricing, product quality, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

Research and development costs related to new product development for the years 2019, 2018, and 2017 were expensed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

AMTEC Less Lethal Systems, Inc., a former subsidiary of AMTEC Corporation, held the assets that were purchased from ALS Technologies, Inc, a small Arkansas manufacturer of less lethal ammunition, on November 1, 2011.  The subsidiary’s products included smoke and tear gas grenades, specialty impact munitions, diversionary devices and stun munitions, support accessories like launchers and gas masks, as well as training for the use of its products.  The subsidiary’s state-of-the-art less lethal ammunition manufacturing and training facility, which was completed in 2013, was 54,000 square feet and was located in Perry, Florida. In October of 2018, the Company divested itself of the less lethal business.  See Note Q to the Consolidated Financial Statements.

The Defense segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price.  This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement. Deliveries under this contract exceeded $566,000,000, with the final deliveries completed in 2018.  In addition, as part of an acquisition of a group of assets from DSE, Inc, a 40mm competitor, which was completed on November 7, 2013, AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the novated DSE 40mm contract were completed in 2018.  The Company submitted its bid for a third contract, and although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remained and were subsequently awarded to AMTEC as the Army’s FY16 40mm requirements in a single award valued at $84,750,000. Final deliveries for the FY16 contract were completed in 2019.  On August 30, 2017, the Army awarded AMTEC, as the sole prime contractor, a third five-year 40mm system contract covering FY17-21 requirements.  The value of awards to date is approximately $253,000,000 for FY17 through FY20, with deliveries scheduled to continue into 2021.  The actual annual and cumulative dollar volume with the Army over the balance of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense.

During 2019, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is usually awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2017 contract applied to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

3. Safety Segment

The Safety segment was formed in the third quarter of 2019 with the purchase of substantially all of the assets of OneEvent Technologies, Inc. on July 23, 2019.   The segment is comprised of OneEvent Techologies, Inc. and Rusoh, Inc., which was previously included in the Company’s Housewares/Small Appliance segment.

OneEvent Technologies, Inc. leases 7,000 square feet in Mount Horeb, Wisconsin. Established in 2014, OneEvent’s cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict and alert in a timely fashion so that the customer has an opportunity to prevent a loss.  Sensors measure a variety of environmental data including smoke, temperature, carbon monoxide, humidity, water, motion, and more.  The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential mechanical issues which can in turn affect the maintenance of critical temperatures for the safe storage of pharmaceuticals and food.  The system detects anomalies in defrost and refrigeration cycles, enabling it to provide notice days or even weeks in advance of a potential malfunction.  With these alerts, customers have time to act proactively to correct the situation and prevent the loss or deterioration of valuable pharmaceuticals or foods well in advance of an equipment failure.

Rusoh, Inc. rents 8,000 square feet of office space located in the Company’s Eau Claire, Wisconsin facility.  Formed in 2012, Rusoh designs and markets the Rusoh® Eliminator® fire extinguisher. The fire extinguisher is a self-service, multipurpose, reloadable, dry chemical fire extinguisher and is the first portable self-service fire extinguisher.

The operations of both of the businesses that comprise the Safety segment are startup in nature and have resulted in limited revenues.  The segment has a sales force of 4 employees that sell to and service most customers.  Product competition extends to product features, product pricing, product quality, marketing programs,  service policies and other factors.  New product introductions are an important part of the Company's sales to enhance its product offerings.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  Securing Underwriters Laboratories (UL) certification is a prerequisite to sales, and the process for securing UL is both expensive and time consuming, consuming a year or more.  Fully tooled products are required prior to the performance of most tests.  High-cost advertising commitments which may accompany such new products or may be required to secure sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability for the Company's most active selling periods.

Research and development costs related to new product development for the years 2019, 2018, and 2017 were expensed in operations of these years.

The Company primarily warehouses and distributes its products from distribution centers located in Canton and Jackson, Mississippi.  Selective use is made of leased tractors and trailers.

B.  OTHER COMMENTS

1. Sources and Availability of Materials

See Note J to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses

Patents, trademarks and know-how are important to the Company’s segments.  Although the Company’s current and future success does not materially depend upon the judicial protection of its intellectual property rights (patents, trademarks, trade dress copyrights and trade secrets), removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights.  The Company’s segments hold numerous patents and trademarks registered in the United States and foreign countries related to various products and methods.  The Company believes its business is not dependent upon any individual patent, copyright or license, but that the Presto® trademark is material to its business.

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

Based on factors known as of December 31, 2019, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

4. Number of Employees of the Company

As of December 31, 2019, the Company and its subsidiaries had 919 employees compared to 949 employees at the end of December 2018.

Approximately 198 employees of Amron are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2025.

5. Industry Practices Related to Working Capital Requirements

The major portion of the Company's sales was made with terms of 60 days or shorter.

For the Housewares/Small Appliance segment, inventory levels increase in advance of the selling period for products that are seasonal, such as pressure canners, heaters, and major new product introductions.  Inventory build-up also occurs to create stock levels required to support the higher sales that occur in the latter half of each year or to provide a means to delay the impact of potential tariffs.  Buying practices of the Company's customers require "just-in-time" delivery, necessitating that the Company carry large finished goods inventories.

The ability to meet U.S. Department of Defense demands also necessitates the carrying of large inventories in the Defense segment.

Inventory build-up also occurs in the Safety segment to meet potential demand of customers that require delivery with shorter lead times.

6. Order Backlog

Shipment of most of the Company's Housewares/Small Appliance products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog.  New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

The contract backlog of the Defense segment was approximately $310,385,000, $333,592,000, and $308,173,000 at December 31, 2019, 2018, and 2017, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period, after December 31, 2019.

Shipments in the Safety segment typically occur within a relatively short time after receipt of an order, and thus there is usually no substantial long term backlog of orders.

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

International manufacturing is subject to significant risks, including, among others, labor unrest, adverse social, political and economic conditions, interruptions in international shipments, tariffs and other trade barriers, legal and regulatory constraints and fluctuations in currency exchange rates.  Although China currently enjoys “most favored nation” trading status with the United States, the U.S. Government has in the past proposed to revoke that status and to impose higher tariffs on products imported from China, which could have a material adverse effect on the Company’s business.    Currently, it has imposed penalty tariffs on some imports and has threatened to impose a tariff on all products.  The latter, if imposed, would have a material adverse effect on the Company’s business.

In addition, the Wuhan coronavirus, originating in China, has prompted precautionary government-imposed closures of certain travel and business.  It is unknown how long and to what extent global supply chains may be affected.  Expenses or delays relating to such health issues outside of the Company’s control may occur, which could have a material adverse impact on the Company’s business, operating results and financial condition.

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

Traditionally, this segment has recognized a substantial portion of its sales during the Holiday selling season.  Any downturn in the general economy, shift in consumer spending away from its housewares/small appliances, or further deterioration in the financial health of its customer base could adversely affect sales and operating results.

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

Safety Segment:

The Safety segment is comprised of businesses that are startup in nature.

The operations that comprise the Safety segment are startup in nature, and like most startups may not ultimately have the potential to be successful.

Increases in the costs for raw materials, energy, transportation and other necessary supplies could adversely affect the results of the Company’s operations.

The Company’s suppliers purchase significant amounts of metals, plastics, and energy to manufacture the Company’s products.  Also, the cost of fuel has a major impact on transportation costs.  Any increased costs that cannot be fully absorbed or passed along in the form of price increases to the customer can have a material adverse impact on the Company’s operating results.

Reliance on third-party suppliers in Asia makes this segment vulnerable to supply interruptions and foreign business risks.

The major portion of the safety products are manufactured by a handful of third-party suppliers in Asia, primarily in the People’s Republic of China.  The Company’s ability to continue to select and develop relationships with reliable vendors who provide timely deliveries of quality parts and products will impact its success in meeting customer demand.  Most products are procured on a “purchase order” basis.  As a result, the Company may be subject to unexpected changes in pricing or supply of products.  There is no assurance that it could quickly or effectively replace any of its vendors if the need arose.  Any significant failure to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply may disrupt customer relationships and have a material adverse effect on the Company’s business.

In addition, international manufacturing is subject to significant risks, including, among others, labor unrest, adverse social, political and economic conditions, interruptions in international shipments, tariffs and other trade barriers, legal and regulatory constraints and fluctuations in currency exchange rates. Although China currently enjoys “most favored nation” trading status with the United States, the U.S. Government has in the past proposed to revoke that status and to impose higher tariffs on products imported from China, which could have a material adverse effect on the Company’s business.    Currently, it has imposed a penalty tariff on some imports and has threatened to impose a tariff on all products.  The latter, if imposed, would have a material adverse effect on the Company’s business.

In addition, the Wuhan coronavirus, originating in China, has prompted precautionary government-imposed closures of certain travel and business.  It is unknown how long and to what extent global supply chains may be affected.  Expenses or delays relating to such health issues outside of the Company’s control may occur, which could have a material adverse impact on the Company’s business, operating results and financial condition.

Regulatory constraints and authorities having jurisdiction has impeded and may continue to impede sales of certain of the segment’s products.

The commercial sales of certain of the Safety segment’s products are dependent on the approval of officials that oversee fire safety at state and local levels for use of the products in areas under their jurisdiction.  The inability to obtain the approval of these officials has had and may continue to have an adverse impact on the segment’s operating results.

Various products in the Safety segment are reliant upon up-to-date software, hardware, and the wireless communications infrastructure.

The effective operation of various products in the Safety segment depend on software that utilizes data obtained wirelessly via telecommunication network infrastructure.  The inability of the Company to maintain software and hardware that can connect to the wireless infrastructure, or failure of the wireless infrastructure, could have a material adverse effect on the efficacy of the segment’s products and in turn on its operating results.

The segment may not be successful in developing and introducing new and improved products.

The development and introduction of new products is very important to the Company’s long-term success.  The ability to develop new products is affected by, among other things, whether the Company can develop and fund technological innovations and successfully anticipate customer needs and preferences, meet Underwriters Laboratories requirements and avoid infringing on the intellectual property rights of others.  The introduction of new products may require substantial expenditures for advertising and marketing to gain marketplace recognition or to license intellectual property. There is no guarantee that the Company will be aware of all relevant intellectual property in the industry and may be subject to claims of infringement, which could preclude it from producing and selling a product. Likewise, there is no guarantee that the Company will be successful in developing products necessary to compete effectively in the industry or that it will be successful in advertising, marketing and selling any new products.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

The Company's Eau Claire facility is approximately 522,000 square feet, of which approximately 354,000 square feet was formerly occupied by Presto Absorbent Products, Inc. and subsequently, beginning on January 3, 2017, is leased to Drylock Technologies, Ltd mentioned in Item 1 of this Form 10-K.  Rusoh, Inc. rents approximately 8,000 square feet of the Eau Claire facility.  The Company's corporate office occupies the balance of the space in

Eau Claire.  During 2018, the Company completed construction of a 30,000 square foot office building adjacent to its Eau Claire facility, which it also leases to Drylock Technologies, Ltd.

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

OneEvent, included in the Company’s Safety segment, leases approximately 7,000 square feet for its operations in Mount Horeb.

There are two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance and Safety segments.  The Jackson facility contains 252,000 square feet.  The Company also leases a 255,000 square foot building in Canton which is used primarily for warehousing and distribution and some activities for product service functions.  An additional 72,000 square feet has been leased in adjacent Canton buildings for warehousing.

The facilities in use for each of the Company’s business segments are believed to be adequate for their ongoing business needs.

ITEM 3.  LEGAL PROCEEDINGS

See Note I to the Company’s Consolidated Financial Statements.

See Item 1-B-3 of this Form 10-K and Note K to the Consolidated Financial Statements for information regarding certain environmental matters.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Purchases of Equity  Securities

Month	Total Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Feb. 25 - Mar. 31, 2019	2,056	*	$108.40	N/A	N/A
Jul. 29 - Aug. 25, 2019	275	*	92.81	N/A	N/A
Aug. 26 - Sept. 29, 2019	2,253	*	85.95	N/A	N/A
Total	4,584		$96.43

*  Under the Incentive Compensation Plan approved by stockholders on May 18, 2010 and the 2017 Incentive Compensation Plan approved by shareholders on May 16, 2017, the Company has the right to withhold shares from vested restricted stock grants to be delivered to grantees to satisfy all or a portion of federal, state, local, or foreign tax withholding requirements.

On February 21, 2020, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $5.00.  The dividend will be payable on March 13,2020 to the stockholders of record as of March 2, 2020.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 2, 2020, there were 237 holders of record of the Company’s common stock.  This number does not reflect stockholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2019, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2019 Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2019	2018	2017	2016	2015
Net sales	$308,510	$323,317	$333,633	$341,905	$355,649

Earnings from continuing operations	$40,540	$39,889	$43,314	$41,915	$42,162
Earnings (loss) from discontinued operations, net of tax	1,680	51	9,645	2,649	(1,666)
Net earnings	42,220	39,940	52,959	44,564	40,496

Earnings (loss) per share - basic and diluted
From continuing operations	$5.77	$5.69	$6.20	$6.01	$6.07
From discontinued operations, net of tax	0.24	0.01	1.38	0.38	(0.24)
Net earnings per share	6.01	5.70	7.58	6.39	5.83

Total assets	$410,253	$413,618	$411,873	$417,594	$387,384

Dividends paid per common share applicable to current year
Regular	$1.00	$1.00	$1.00	$1.00	$1.00
Extra	5.00	5.00	4.50	4.05	3.05
Total	$6.00	$6.00	$5.50	$5.05	$4.05

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2019 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 19, 2020, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending,  and funding of government contracts which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of tooling and equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

2019 COMPARED TO 2018

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2019 and 2018.

On a consolidated basis, sales decreased by $14,807,000 (5%), gross profit decreased by $3,958,000 (5%), selling and general expense increased by $2,176,000 (9%), intangibles amortization decreased by $2,084,000 (96%), and loss on divestiture, net decreased by $2,528,000.  Other income increased by $1,489,000 (34%), while earnings from continuing operations before provision for income taxes decreased by $33,000, and earnings from continuing operations increased by $651,000 (2%). Earnings from discontinued operations, net of tax, increased $1,629,000. Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $5,668,000, from $93,733,000 to $99,401,000, or 6%, primarily due to an increase in shipments. Defense net sales decreased by $20,432,000, from $229,546,000 to $209,114,000, or 9%, reflecting a decrease in units shipped, partially offset by proceeds from the negotiated termination of a commercial foreign military supply contract for $9,412,000.

Housewares/Small Appliance gross profit decreased $205,000 from $15,563,000 (17% of sales) in 2018 to $15,358,000 (16% of sales) in 2019, primarily reflecting the increase in sales mentioned above, offset by higher product costs.  Defense gross profit decreased $3,206,000 from $60,979,000 (27% of sales) to $57,773,000 (28% of sales), primarily reflecting the decrease in sales mentioned above, a less favorable product mix, and comparatively less efficient operations on certain programs vis-à-vis 2018, partially offset by the proceeds from the termination agreement mentioned above.  Due to the startup nature of both businesses in the Safety segment, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $1,752,000, primarily reflecting higher legal and professional expenses of $805,000, higher health and accident costs of $505,000, and charges related to the vesting of restricted stock upon retirement of long-term employees of $448,000.  Defense segment selling and general expenses decreased $1,444,000, primarily reflecting the absence of costs associated with the Company’s wholly-owned subsidiary, AMTEC Less Lethal Systems, Inc., that was divested during the fourth quarter of 2018.  See note Q to the Company’s Consolidated Financial Statements.  Safety segment selling and general expenses increased $1,869,000, primarily reflecting for Rusoh, Inc., higher employee compensation and benefit cost accruals of $509,000 and higher legal and professional expenses of $398,000 along with the selling and general expense of OneEvent, whose assets were acquired during third quarter 2019.  See note R to the Company’s Consolidated Financial Statements.

Intangible amortization decreased by $2,084,000 from $2,167,000 in 2018 to $83,000 in 2019.  The decrease primarily reflects the Defense segment’s amortization of the value of an acquired government sales contract that was fully amortized during the second quarter of 2018.

There were no impairments recorded in 2019.  In contrast, on October 17, 2018, the Company, through its wholly owned subsidiary AMTEC Corporation, sold the outstanding stock of its wholly owned subsidiary AMTEC Less Lethal Systems, Inc. (“ALS”) to PACEM Defense LLC (“PACEM”), a third party, in exchange for cash and promissory notes totaling $10,636,000, subject to customary post-closing adjustments.  The Company tested long-lived assets for recoverability in the third quarter 2018 and recorded an impairment charge of $3,021,000.  The pre-tax loss on divestiture, including the impairment charge, recorded in 2018 was $2,528,000.  See Note Q to the Consolidated Financial Statements.

The above items were responsible for the change in operating profit from continuing operations.

Other income increased $1,489,000, which was primarily attributable to higher interest earned of $1,014,000 on a reduced portfolio of marketable securities with higher yields and the increase in rental income of $456,000 from the new additional facility built for Drylock mentioned in Note P to the Company’s Consolidated Financial Statements.

Earnings from continuing operations before provision for income taxes decreased $33,000 from $52,339,000 to $52,306,000.  The provision for income taxes from continuing operations decreased from $12,450,000 to $11,766,000, which resulted in an effective income tax rate of 23% and 24% for the years ended December 31, 2019 and 2018, respectively.  Earnings from continuing operations increased $651,000 from $39,889,000 to $40,540,000.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, Ltd. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  Earnings from discontinued operations increased $1,629,000, from $51,000 to $1,680,000.  The earnings stemmed from the settlement of a lawsuit for breach of contract.

Net earnings increased $2,280,000 from $39,940,000 to $42,220,000.

2018 COMPARED TO 2017

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s two business segments for the years ended December 31, 2018 and 2017.

On a consolidated basis, sales decreased by $10,316,000 (3%), gross profit decreased by $11,351,000 (13%), selling and general expense increased by $386,000 (2%), and intangibles amortization decreased by $463,000 (18%) and loss on divestiture, net increased by $2,528,000.  Other income increased by $856,000 (24%), while earnings from continuing operations before provision for income taxes decreased by $12,946,000 (20%), and earnings from continuing operations decreased by $3,425,000 (8%). Earnings from discontinued operations, net of tax, decreased $9,594,000 (100%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $3,528,000, from $97,261,000 to $93,733,000, or 4%, primarily due to a decrease in shipments. Defense net sales decreased by $6,788,000, from $236,334,000 to $229,546,000, or 3%, reflecting a decrease in units shipped.

Housewares/Small Appliance gross profit decreased $1,806,000 from $17,369,000 (18% of sales) in 2017 to $15,563,000 (17% of sales) in 2018, primarily reflecting the decrease in sales mentioned above and higher product costs.  Defense gross profit decreased $9,405,000 from $70,384,000 (30% of sales) to $60,979,000 (27% of sales), primarily reflecting the decrease in sales mentioned above, a less favorable product mix, and comparatively less efficient operations on certain programs vis-à-vis 2017.

Selling and general expenses for the Housewares/Small Appliance segment increased $930,000, primarily reflecting higher employee compensation and benefit costs of $937,000, higher provisions for bad debt of $421,000, partially offset by lower environmental cost accruals of $201,000.  Defense segment selling and general expenses decreased $941,000, primarily reflecting lower legal and professional costs of $410,000, with the remainder stemming from decreases in a variety of miscellaneous expense categories.

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

Other income increased $856,000, which was primarily attributable to interest income on an increase in marketable securities with higher yields stemming from the Federal Reserve’s ongoing rate increases.  The increase in interest income was partially offset by a $671,000 decrease in transition services income related to the 2017 divestiture of Presto Absorbent Products, Inc.

Earnings from continuing operations before provision for income taxes decreased $12,946,000 from $65,285,000 to $52,339,000.  In December 2017, the United States enacted changes to its tax laws, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018.  The reduction in the tax rate resulted in a revaluation of the Company’s deferred tax assets and liabilities held at December 31, 2017, causing an increase in its 2017 income tax provision of $534,000.  The provision for income taxes from continuing operations decreased from $21,971,000 to $12,450,000, which resulted in an effective income tax rate of 24% and 34% for the years ended December 31, 2018 and 2017, respectively.  Earnings from continuing operations decreased $3,425,000 from $43,314,000 to $39,889,000.

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

LIQUIDITY AND CAPITAL RESOURCES

2019 COMPARED TO 2018

Cash provided by operating activities was $9,583,000 during 2019 as compared to $76,248,000 during 2018.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2019 were net earnings of $42,220,000, which included total non-cash depreciation and amortization expenses of $3,689,000; a noncash income tax expense of $1,370,000 and a decrease in accounts receivable levels. These were partially offset by a gain on a legal settlement of $2,300,000; an increase in inventory levels; an increase in deposits with vendors included in other assets and current assets; and a decrease in net payable levels.  The increase in inventory reflects early purchases from suppliers in China in an effort to avoid penalty tariffs imposed by the U.S. Government and timing of shipments from the Defense segment’s backlog.  Cash used in discontinued operations was $1,052,000. Of particular note during 2018 were net earnings of $39,940,000, which included total non-cash depreciation and amortization expenses of $6,219,000 and the net loss and impairment on divestiture of business of $2,528,000; a decrease in accounts receivable and inventory levels; a decrease in deposits with vendors included in other assets and current assets; and an increase in net payable levels.  Cash used in discontinued operations was $636,000.

Net cash provided by investing activities was $55,160,000 during 2019 as compared to cash provided of $10,844,000 during 2018. During 2019 the Company received proceeds of $2,146,000 from a note receivable and $2,300,000 from a legal settlement. Also of note during 2019 were net sales and maturities of marketable securities of $56,011,000; the purchase of plant and equipment of $3,138,000, which primarily included expenditures to augment the Company’s production facilities in the Defense segment; and the acquisition of substantially all the assets of OneEvent Technologies, Inc. for $3,733,000, net of cash acquired.  Cash provided by discontinued operations was $3,107,000. During 2018, the Company received net proceeds of $9,410,000 from the divestiture of its less lethal business, and $2,630,000 from an insurance settlement.  Also of note during 2018 were net sales and maturities of marketable securities of $9,789,000; the purchase of plant and equipment of $8,686,000, which primarily included expenditures to the Housewares/Small Appliance segment to build additional facilities related to the amended lease mentioned in Note P to the Consolidated Financial Statements, and to augment the Company’s production facilities in the Defense segment; and the issuance of a note receivable of $2,300,000.  Cash provided by discontinued operations was $6,290,000.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2019 and 2018, $39,249,000 and $94,416,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2019 and 2018 primarily differed as a result of the buy back of restricted stock in 2019.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

As a result of the foregoing factors, cash and cash equivalents increased in 2019 by $22,732,000 to $79,579,000.

Working capital decreased by $6,229,000 to $298,538,000 at December 31, 2019 for the reasons stated above.  The Company’s current ratio was 8.6 to 1.0 at December 31, 2019 and 7.4 to 1.0 at December 31, 2018.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments per existing authorized projects and for additional projects if the appropriate return on investment is projected.  See Item 1-A-2.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means.  The bulk of its marketable securities are invested in the variable rate demand notes described above and in municipal bonds that are pre-refunded with escrowed U.S. Treasuries. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings.

2018 COMPARED TO 2017

Cash provided by operating activities was $76,248,000 during 2018 as compared to $24,278,000 during 2017.  The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2018 were net earnings of $39,940,000, which included total non-cash depreciation and amortization expenses of $6,219,000 and the net loss and impairment on divestiture of business of $2,528,000; a decrease in accounts receivable and inventory levels; a decrease in deposits with vendors included in other assets and current assets; and an increase in net payable levels.  Cash used in discontinued operations was $636,000.  Of particular note during 2017 were net earnings of $52,959,000, which included total non-cash depreciation and amortization expenses of $9,888,000, the deferred income tax provision of $4,001,000, the gain on divestiture of business of $11,413,000, and the net gain on involuntary conversion of machinery and equipment of $2,713,000; and a decrease in accounts receivable levels.  These were partially offset by decreases in net payables and increases in inventory levels.  Cash used in discontinued operations was $5,447,000.

Net cash provided by investing activities was $10,844,000 during 2018 as compared to cash used of $2,090,000 during 2017. During 2018, the Company received net proceeds of $9,410,000 from the divestiture of its less lethal business, and $2,630,000 from an insurance settlement.  Also of note during 2018 were net sales and maturities of marketable securities of $9,789,000; the purchase of plant and equipment of $8,686,000, which primarily included expenditures in the Housewares/Small Appliance segment to build additional facilities related to the amended lease mentioned in Note P to the Consolidated Financial Statements, and to augment the Company’s production facilities in the Defense segment; and the issuance of a note receivable of $2,300,000.  Cash provided by discontinued operations was $6,290,000.  During 2017, the Company received net proceeds of $64,033,000 from the divestiture of its Absorbent Products business, and $2,104,000 from an insurance settlement.  Also of note during 2017 were net purchases of marketable securities of $59,832,000; the purchase of plant and equipment of $7,396,000, which included expenditures to rebuild impaired machinery and equipment, improvements to the Company’s Eau Claire, Wisconsin facility, and augmentation of the Company’s production facilities in the Defense segment; and the acquisition of an intangible asset of $1,000,000.  Cash provided by discontinued operations was $61,891,000.

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

Working capital increased by $11,756,000 to $304,767,000 at December 31, 2018 for the reasons stated above.  The Company’s current ratio was 7.4 to 1.0 at December 31, for both 2018 and 2017.

In December 2017, the United States enacted changes to its tax laws, which included a reduction of the corporate income tax rate from 35% to 21%, beginning in 2018.  The lower tax rate had a positive effect on the Company’s liquidity and cash flow.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $310,385,000 at December 31, 2019, and $333,592,000 at December 31, 2018.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period.

CONTRACTUAL OBLIGATIONS

The table below discloses a summary of the Company’s specified contractual obligations at December 31, 2019:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease Obligations	$4,344	$693	$1,296	$970	$1,385
Purchase obligations(1)	192,453	192,453	0	0	0
Total	$196,797	$193,146	$1,296	$970	$1,385

(1)Purchase obligations includes outstanding purchase orders at December 31, 2019.  Included are purchase orders issued to the Company’s Housewares and Safety segments’ manufacturers in the Orient and to material suppliers and building contractors in the Defense segment.  The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s or other customers’ products in other applications or return the material to their supplier.  As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

Inventories

New Housewares/Small Appliance and Safety product introductions are an important part of the Company’s sales.  In the case of the Housewares/Small Appliance segment, the introductions are important to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  There were no such obsolescence issues that had a material effect during the current year and, accordingly, the Company did not record a reserve for obsolete product.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(17) to the Company’s Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company’s Consolidated Financial Statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2019.  Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) have concluded that the Company’s disclosure controls and procedures were not effective as of that date as a result of a material weakness in internal control over financial reporting described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment and the material weakness identified below related to revenue recognition, management concluded that as of December 31, 2019, the Company did not maintain effective internal control over financial reporting.

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

Notwithstanding the material weakness described above, the Company’s management has concluded that the consolidated financial statements, as included in this Form 10-K, present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the material weakness described above, there were no changes in internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

REMEDIATION PLAN

The Company has designed a remediation plan to address the control deficiencies and strengthen its internal control over financial reporting, which entails reassessing the design and operating effectiveness of its controls over the review of Defense segment contracts, including implementing an appropriate level of precision in its reviews to identify significant key terms and assumptions that could impact the pattern of revenue recognition.  The Company expects the remediation plan to be fully implemented during 2020.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited National Presto Industries Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in Item 15 and our report dated March 10, 2020 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 10, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	67

Douglas J. Frederick	Chief Operating Officer, Vice President, Secretary and General Counsel	49

Jeffery A. Morgan	Vice President, Engineering	62

Richard L. Jeffers	Vice President of Sales	67

David J. Peuse	Director of Financial Reporting and Treasurer	50

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

Mr. Peuse was elected Treasurer in May 2019.    Prior to becoming an officer, he served the registrant as Controller, and in other capacities as Manager of General Accounting, Costing Manager, Business Systems Analyst, and Internal Auditor. Mr. Peuse has been associated with the registrant since 1996.

The information under the headings “Delinquent Section 16(a) Reports,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders is incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation and Other Information” and “Summary Compensation Table” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2019 and 2018	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2019, 2018 and 2017	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018 and 2017	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2019, 2018 and 2017	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-22

		f.	Report of Independent Registered Public Accounting Firm	F-23

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-24

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 4	Description of Registrant’s Securities

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

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

Exhibit 101

The following financial information from National Presto Industries, Inc.’s annual report on Form 10-K for the period ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vi) Schedule II - Valuation and Qualifying Accounts.

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
Date: March 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Richard N. Cardozo	By:	/S/ Patrick J. Quinn
	Richard N. Cardozo		Patrick J. Quinn
	Director		Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen		Joseph G. Stienessen
	Chair of the Board, President,		Director
Chief Executive Officer (Principal
Executive Officer), and Director

By:	/S/ Randy F. Lieble
Randy F. Lieble
Director

Date:	March 10, 2020

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2019		2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$79,579		$56,847
Marketable securities		78,733		134,598
Accounts receivable	$41,914		$53,119
Less allowance for doubtful accounts	450	41,464	747	52,372
Inventories:
Finished goods	33,495		28,791
Work in process	87,805		59,580
Raw materials and supplies	7,236	128,536	5,617	93,988
Assets held for sale		-		375
Notes receivable, current		2,853		7,213
Other current assets		6,668		6,869
Total current assets		337,833		352,262
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	3,008		3,008
Buildings	47,748		45,995
Machinery and equipment	43,226		47,091
	93,982		96,094
Less allowance for depreciation and amortization	56,704	37,278	56,951	39,143
GOODWILL		15,317		11,485
INTANGIBLE ASSETS, net		3,059		1,000
NOTES RECEIVABLE		7,182		6,966
RIGHT-OF-USE LEASE ASSETS		3,521		-
DEFERRED INCOME TAXES		1,281		1,088
OTHER ASSETS		4,782		1,674
		$410,253		$413,618
The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2019		2018
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$21,652		$34,100
Federal and state income taxes		3,799		1,384
Lease liabilities		520		-
Accrued liabilities		13,324		12,011
Total current liabilities		39,295		47,495
LEASE LIABILITIES - NON-CURRENT		3,001		-
Total liabilities		42,296		47,495
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2019 and 2018
Issued: 7,440,518 shares at December 31, 2019 and 2018
Outstanding: 7,006,323 and 6,981,080 shares at December 31, 2019 and 2018, respectively	$7,441		$7,441
Paid-in capital	11,447		10,360
Retained earnings	362,842		362,709
Accumulated other comprehensive income	136		21
	381,866		380,531
Less treasury stock, at cost, 434,195 and 459,438 shares at December 31, 2019 and 2018, respectively	13,909		14,408
Total stockholders' equity		367,957		366,123
		$410,253		$413,618
The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)
	For the years ended December 31,
	2019	2018	2017
Net sales	$308,510	$323,317	$333,633
Cost of sales	236,585	247,434	246,399
Gross profit	71,925	75,883	87,234
Selling and general expenses	25,462	23,286	22,900
Intangibles amortization	83	2,167	2,630
Loss on divestiture, net	-	2,528	-
Operating profit	46,380	47,902	61,704
Other income	5,926	4,437	3,581
Earnings from continuing operations before provision for income taxes	52,306	52,339	65,285
Provision for income taxes from continuing operations	11,766	12,450	21,971
Earnings from continuing operations	40,540	39,889	43,314
Earnings from discontinued operations, net of tax	1,680	51	9,645
Net earnings	$42,220	$39,940	$52,959

Weighted average common shares outstanding:
Basic and diluted	7,027	7,005	6,989

Earnings per share, basic and diluted:
From continuing operations	$5.77	$5.69	$6.20
From discontinued operations	0.24	0.01	1.38
Net earnings per share	$6.01	$5.70	$7.58

Comprehensive income:
Net earnings	$42,220	$39,940	$52,959
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	115	107	(39)
Comprehensive income	$42,335	$40,047	$52,920

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$42,220	$39,940	$52,959
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	3,606	4,052	7,258
Intangibles amortization	83	2,167	2,630
Deferred income tax (benefit)	(224)	(121)	(4,001)
Noncash income tax expense	1,370	-	-
Net loss (gain) and impairment on divestiture of businesses	-	2,528	(11,413)
Net gain on involuntary conversion of machinery and equipment	-	-	(2,713)
Loss on disposal and impairment of property, plant and equipment	322	163	248
Provision for doubtful accounts	7	458	70
Noncash retirement plan expense	680	698	675
Gain on legal settlement	(2,300)	-	-
Other	464	229	238
Changes in operating accounts, net of effects of acquisition:
Accounts receivable, net	10,915	11,546	1,848
Inventories	(34,241)	6,821	(8,730)
Other assets and current assets	(2,803)	4,067	(806)
Accounts payable and accrued liabilities	(11,561)	6,066	(11,462)
Federal and state income taxes receivable/payable	1,045	(2,366)	(2,523)
Net cash provided by operating activities	9,583	76,248	24,278

Cash flows from investing activities:
Marketable securities purchased	(105,409)	(163,271)	(192,584)
Marketable securities - maturities and sales	161,420	173,060	132,752
Proceeds from divestiture of businesses, net of cash paid	-	9,410	64,033
Purchase of property, plant and equipment	(3,138)	(8,686)	(7,396)
Notes issued	-	(2,300)	-
Proceeds from notes receivable	2,146	-	-
Acquisition of business, net of cash acquired	(3,733)	-	-
Proceeds from legal settlement	2,300	-	-
Proceeds from insurance settlement	807	2,630	2,104
Acquisition of intangible assets	-	-	(1,000)
Sale of property, plant and equipment	767	1	1
Net cash provided by (used in) investing activities	55,160	10,844	(2,090)

Cash flows from financing activities:
Dividends paid	(42,087)	(41,989)	(38,405)
Proceeds from sale of treasury stock	518	528	519
Other	(442)	(6)	(114)
Net cash used in financing activities	(42,011)	(41,467)	(38,000)

Net increase (decrease) in cash and cash equivalents	22,732	45,625	(15,812)
Cash and cash equivalents at beginning of year	56,847	11,222	27,034
Cash and cash equivalents at end of year	$79,579	$56,847	$11,222

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$10,187	$14,968	$32,837

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2016	6,951	$7,441	$7,913	$350,203	$(47)	$(15,274)	$350,236
Net earnings				52,959			52,959
Unrealized loss on available-for-sale securities, net of tax					(39)		(39)
Dividends paid March 15, $1.00 per share regular, $4.50 per share extra				(38,405)			(38,405)
Other	17		1,161			464	1,625
Balance December 31, 2017	6,968	7,441	9,074	364,757	(86)	(14,810)	366,376
Net earnings				39,940			39,940
Unrealized loss on available-for-sale securities, net of tax					107		107
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(41,989)			(41,989)
Other	13		1,286	1		402	1,689
Balance December 31, 2018	6,981	7,441	10,360	362,709	21	(14,408)	366,123
Net earnings				42,220			42,220
Unrealized gain on available-for-sale securities, net of tax					115		115
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(42,087)			(42,087)
Other	25		1,087			499	1,586
Balance December 31, 2019	7,006	$7,441	$11,447	$362,842	$136	$(13,909)	$367,957

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $1,308,000 and $3,057,000 at December 31, 2019 and 2018, respectively, are included as reductions of cash and cash equivalents or book overdrafts in accounts payable, as appropriate.

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

At December 31, 2019 and 2018, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2019
Tax-exempt Municipal Bonds	$39,313	$39,484	$176	$5
Variable Rate Demand Notes	39,249	39,249	-	-
Total Marketable Securities	$78,562	$78,733	$176	$5

December 31, 2018
Tax-exempt Municipal Bonds	$40,156	$40,182	$44	$18
Variable Rate Demand Notes	94,416	94,416	-	-
Total Marketable Securities	$134,572	$134,598	$44	$18

Proceeds from sales and maturities of marketable securities totaled $161,420,000 in 2019, $173,060,000 in 2018, and $132,752,000 in 2017.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2019, 2018 and 2017.  Net unrealized gains (losses) included in other comprehensive income were $145,000, $135,000 and $(37,000) before taxes for the years ended December 31, 2019, 2018, and 2017, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2019 are as follows: $30,669,000 within one year; $8,815,000 beyond one year to five years; $4,146,000 beyond five years to ten years, and $35,103,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which, as noted above, can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

(7)  INVENTORIES:  Housewares/Small Appliance segment inventories and certain Safety segment inventory items are stated at the lower of cost or net realizable value with cost being determined principally on the last-in, first-out (LIFO) method.  Defense segment inventories are stated at the lower of cost and net realizable value determined principally on the first-in, first-out (FIFO) method.  Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts associated with recognized sales, utilizing a standard costing type method.  The Company evaluates inventories to determine if there are any excess or obsolete inventories on hand.

(8)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long-lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  As a result of the divestiture of one of its operating facilities in the Defense segment during 2018, the Company recorded an impairment of $2,975,000 during the third quarter of 2018.  See Note Q for further explanation. Approximately $288,000 of construction in progress in the Company’s Housewares/Small Appliance segment and approximately $179,000 for the Safety segment is presented on the Consolidated Balance Sheet as Machinery and Equipment at December 31, 2019, and approximately $2,413,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings at December 31, 2019. The construction in progress is expected to be completed by mid-year 2020. Approximately $1,437,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings, at December 31, 2018.

(9)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  No goodwill impairments were recognized during 2019, 2018, or 2017.

The Company's goodwill as of December 31, 2019 and 2018 was $15,317,000 and $11,485,000,  respectively.  For 2019, $3,831,000 relates to the recent acquisition in the Safety segment and $11,486,000 relates to the Defense segment, which had no cumulative impairment charges at December 31, 2019.

(10) INTANGIBLE ASSETS:  Intangible assets primarily consist of the value of an acquired government sales contract, the value of trademarks and trade secrets, technology software, and patents.  The intangible assets are attributable to the Defense and Safety segments.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 15 years with the exception of trade secrets which have an indefinite life.

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  As a result of the divestiture of one of its operating facilities in the Defense segment during 2018, the Company recorded an impairment of $46,000 during the third quarter of 2018.  See Note Q for further explanation. There were no impairments of intangible assets recognized during 2019 or 2017.

The gross carrying amounts of the intangible assets subject to amortization was $2,142,000 at December 31, 2019.  There were no unamortized intangible assets subject to amortization at December 31, 2018.   Accumulated amortization was $83,000 and $0 at December 31, 2019 and 2018, respectively.  Amortization expense was $83,000, $2,167,000, and $2,630,000 during the years ended December 31, 2019, 2018, and 2017, respectively.

(11) OTHER ASSETS: Other assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of December 31, 2019 and 2018,  $9,396,000 and $6,864,000 of such prepayments, respectively, remained unused and outstanding.  At December 31, 2019 and 2018,  $4,614,000 and $5,190,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of December 31, 2019 and 2018,  $1,847,000 and $9,579,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $9,574,000 during 2019 that was included in the Defense segment contract liability at the beginning of the year. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During 2019 and 2018, there were no material adjustments to the aforementioned estimates.  There were no material amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $310,385,000 and $333,592,000 as of December 31, 2019 and 2018, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances and Safety segments have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from two segments: Housewares/Small Appliance and Defense, as shown in Note L. Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

(13) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $245,000, $181,000, and $174,000 in 2019, 2018, and 2017, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2019	2018
Beginning balance January 1	$221	$383
Accruals during the period	416	315
Charges / payments made under the warranties	(374)	(477)
Balance December 31	$263	$221

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

Other pronouncements issued but not effective until after December 31, 2019, are not expected to have a material impact on the Company's consolidated financial statements.

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $32,744,000 and $27,788,000 as of December 31, 2019 and 2018, respectively, and consists of housewares/small appliance finished goods and certain Safety segment inventories.  Under LIFO, inventories are valued at approximately $3,982,000 and $4,024,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2019 and 2018, respectively.  During the years ended December 31, 2019, 2018, and 2017, $85,000, $26,000, and $64,000, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance and Safety segments.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2019	$42	$(34)	$-
2018	$(189)	$143	$0.02
2017	$(1,250)	$830	$0.12

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense and raw materials of the Housewares/Small Appliance segments are valued under the FIFO method and total $95,792,000 and $66,200,000 at December 31, 2019 and 2018, respectively.  At December 31, 2019, the FIFO total was comprised of $751,000 of finished goods, $87,805,000 of work in process, and $7,236,000 of raw material.  At December 31, 2018, the FIFO total was comprised of $1,003,000 of finished goods, $59,580,000 of work in process, and $5,617,000 of raw material.

C.   ACCRUED LIABILITIES:

At December 31, 2019, accrued liabilities consisted of payroll $6,341,000, product liability $5,055,000, environmental $1,050,000, and other $878,000.  At December 31, 2018, accrued liabilities consisted of payroll $5,130,000, product liability $4,949,000, environmental $1,120,000, and other $812,000.

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

D.   TREASURY STOCK:

As of December 31, 2019, the Company has authority from the Board of Directors to reacquire an additional 498,727 shares.  During 2019, 2018 and 2017, 4,584,  62, and 1,139 shares, respectively, were acquired from participants in the Company’s Incentive Compensation Plans described in Note F to cover those participants’ tax withholding obligations related to vested stock grants in accordance with the Plans’ rules.  Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

During 2019, 2018, and 2017, the Company granted 4,138 shares,  3,886 shares, and 7,837 shares of restricted stock, respectively, to 25 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plans, the restricted stock vests on specified dates in 2020 through 2025, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $830,000, $469,000, and $545,000 in 2019, 2018, and 2017, respectively. As of December 31, 2019, there was approximately $986,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 3.8 years.  There were 17,871,  1,359, and 6,492 shares of restricted stock that vested during 2019, 2018, and 2017, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2019		2018		2017
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	32,337	$87.84	29,810	$83.40	28,465	$77.93
Granted	4,138	98.54	3,886	116.49	7,837	105.06
Vested	(17,871)	84.71	(1,359)	72.25	(6,492)	85.58
Forfeited	0	-	0	-	0	-
Non-vested at end of period	18,604	$93.23	32,337	$87.84	29,810	$83.40

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,197,000 in 2019, $1,218,000 in 2018, and $1,194,000 in 2017. In addition, the Company made cash contributions of $802,000 in 2019, $821,000 in 2018, and $817,000 in 2017 to the 401(k) Plan.  The Company also contributed $387,000, $352,000, and $369,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2019, 2018, and 2017, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes from continuing operations:

	For Years Ended December 31 (in thousands)
	2019	2018	2017
Current:
Federal	$11,453	$10,996	$24,200
State	537	1,575	1,772
	11,990	12,571	25,972
Deferred:
Federal	(179)	(280)	(4,008)
State	(45)	159	7
	(224)	(121)	(4,001)
Total tax provision	$11,766	$12,450	$21,971

The effective rate of the provision for income taxes on earnings from continuing operations before income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State tax, net of federal benefit	0.7%	2.6%	1.8%
Tax exempt interest and dividends	(0.1%)	(0.6%)	(0.7%)
Other	0.9%	0.8%	(2.4%)
Effective rate	22.5%	23.8%	33.7%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2019	2018
Deferred tax assets
Insurance (primarily product liability)	$947	$900
Vacation	662	527
Inventory	642	339
Deferred compensation	162	303
Environmental	227	237
Doubtful accounts	97	158
Other	103	37
Total deferred tax assets	2,840	2,501

Deferred tax liabilities
Goodwill and other intangibles	1,391	1,200
Depreciation	131	213
Deferred revenue	37	-
Total deferred tax liabilities	1,559	1,413

Net deferred tax assets	$1,281	$1,088

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

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2019, the carrying amount of the Company’s gross unrecognized tax benefits was $2,237,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2019 and 2018:

	(In thousands)
	2019	2018
Balance at January 1	$320	$459
Increases for tax positions taken related to the current year	453	73
Increases for tax positions taken related to prior years	1,519	-
Decreases for tax positions taken related to prior years	-	(54)
Lapse of statute of limitations	(55)	(56)
Settlements	-	(102)
Balance at December 31	$2,237	$320

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  During the years ended December 31, 2019, 2018 and 2017, the Company accrued approximately $298,000, $14,000 and $17,000 in interest expense, respectively.

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

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 12%, 10%, and 10% of consolidated net sales for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company sources most of its housewares/small appliances and certain safety products from vendors in the Orient and, as a result, risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays.  Should such problems or delays materialize, products might not be available in sufficient quantities during the prime selling period.  The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective.  As the majority of the Housewares/Small Appliance segment’s and certain Safety segment’s suppliers are located in China, periodic changes in the U.S. dollar and Chinese Renminbi (RMB) exchange rates do have an impact on the segment’s product costs.  To date, any material impact from fluctuations in the exchange rate has been to the cost of products secured via purchase orders issued subsequent to the currency value change.  Foreign transaction gains/losses are immaterial to the financial statements for all years presented.

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2019, 2018, and 2017, substantially all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2019,  198 employees of Amron, or 22% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2025.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the City of Eau Claire.  As of December 31, 2019, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2019, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $1,050,000 and $1,120,000 as of December 31, 2019 and 2018, respectively, and is included in accrued liabilities on its balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2020	$200
2021	156
2022	142
2023	128
2024	114
Thereafter	310
$1,050

L.   BUSINESS SEGMENTS:

The Company operates in three business segments.  The Company identifies its segments based on the Company's organization structure, which is primarily by principal products.  The principal product groups are Housewares/Small Appliance, Defense, and Safety.  Sales for all segments are primarily to customers in North America. On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, Ltd. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. The operations of PAPI previously comprised the Company’s Absorbent Products segment.  See Note P for further discussion.

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

The Defense segment was started in 2001 with the acquisition of AMTEC Corporation, which manufactures precision mechanical and electromechanical assemblies for the U.S. Government and prime contractors.  During 2005, and again during 2010, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years.  In 2016, AMTEC was awarded a one-year contract, and in 2017, it was awarded a third five-year contract as the sole prime contractor.  AMTEC's manufacturing plant is located in Janesville, Wisconsin.  Since the inception of the Defense segment in 2001, the Company has expanded the segment by making several strategic business acquisitions, and has additional facilities located in East Camden, Arkansas; Antigo, Wisconsin; and Clear Lake, South Dakota.  During 2003, the segment was expanded with the acquisition of Spectra Technologies, LLC of East Camden, Arkansas.  This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. Government and prime contractors.  During 2006, the segment was expanded with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin, which primarily manufactures cartridge cases used in medium caliber (20-40mm) ammunition.  In 2011 the segment was further augmented with the purchase of certain assets of ALS Technologies, Inc. of Bull Shoals, Arkansas, which manufactured less lethal ammunitions.  The Company subsequently relocated this operation to Perry, Florida, and in October of 2018, divested itself of the less lethal business.  See Note Q for further explanation.  During 2014, the Company continued the expansion of the Defense segment with the purchase of substantially all of the assets of Chemring Energetic Devices, Inc. located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC. The Clear Lake facility manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials. The Defense segment’s collection of facilities enables the Company to deliver in virtually all aspects of the manufacture of medium caliber training and tactical rounds.  They include the fuze, the metal parts including the cartridge case, the load, assemble and pack of the final round, and the detonator.

On July 23, 2019, the Company purchased substantially all the assets of OneEvent Technologies, Inc., a Mount Horeb, Wisconsin company established in 2014.  OneEvent offers systems that provide early warning of conditions that could ultimately lead to significant losses.  The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential safety issues around pharmaceuticals and food.  The system also has the ability to continually measure other factors such as smoke, carbon monoxide, motion, humidity, and moisture.  See Note R.  The Company has created a new operating segment, “Safety,” combining its operations with those of Rusoh, Inc., which designs and markets fire extinguishers.  Previously, Rusoh, Inc. had been included in the Company’s Housewares/Small Appliance segment.  Prior period segment information has been restated to reflect the Company’s current segmentation.

	(in thousands)
	Housewares / Small Appliance	Defense	Safety	Assets Held for Sale	Total
Year ended December 31, 2019
External net sales	$99,401	$209,114	(5)		$308,510
Gross profit	15,358	57,773	(1,206)		71,925
Operating profit	2,522	47,845	(3,987)		46,380
Total assets	241,992	148,476	19,785	$-	410,253
Depreciation and amortization	1,250	2,138	301		3,689
Capital expenditures	804	2,155	179		3,138

Year ended December 31, 2018
External net sales	$93,733	$229,546	38		$323,317
Gross profit	15,563	60,979	(659)		75,883
Operating profit	4,479	44,911	(1,488)		47,902
Total assets	268,007	132,636	12,600	$375	413,618
Depreciation and amortization	1,161	4,835	223		6,219
Capital expenditures	7,974	676	36		8,686

Year ended December 31, 2017
External net sales	$97,261	$236,334	38		$333,633
Gross profit	17,369	70,384	(519)		87,234
Operating profit	7,215	55,440	(951)		61,704
Total assets	232,524	162,869	10,291	$6,189	411,873
Depreciation and amortization	1,150	8,511	178		9,839
Capital expenditures	1,574	1,301	275		3,150

In the above summary, operating profit represents earnings before other income, income taxes, and discontinued operations.  The Company's segments operate discretely from each other with no shared manufacturing facilities.  Costs associated with corporate activities (such as cash and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliance segment for all periods presented.

M.   LEASES

The Company accounts for leases under ASC Topic 842, Leases, which was adopted on January 1, 2019.  At the time of adoption, the Company recognized right of use assets and lease liabilities of $3,832,000.  The Company’s leasing activities include roles as both lessee and lessor.  As lessee, the Company’s primary leasing activities include buildings and structures to support its manufacturing operations at one location in its Defense segment, and warehouse space and equipment to support its distribution center operations in its Housewares/Small Appliances segment.  As lessor, the Company’s primary leasing activity is comprised of manufacturing and office space located adjacent to its corporate offices.  All of the Company’s leases are classified as operating leases.

The Company’s leases as lessee in its Defense segment provide for variable lease payments that are based on changes in the Consumer Price Index.  As lessor, the Company’s primary lease also provides for variable lease payments that are also based on changes in the Consumer Price Index, as well as on increases in costs of insurance, real estate taxes, and utilities related to the leased space. Generally, all of the Company’s lease contracts provide for options to extend and terminate them.  The majority of lease terms of the Company’s lease contracts reflect extension options, while none reflect termination options.

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

12 Months Ending
Summary of Lease Cost (in thousands)	December 31, 2019
Operating lease cost	$691
Short-term and variable lease cost	225
Total lease cost	$916

Rent expense was approximately $1,114,000,  $1,050,000, and $994,000 for the years ended December 31, 2019, 2018, and 2017, respectively.  Operating cash used for operating leases was $916,000 for the twelve months ended December 31, 2019.  The weighted-average remaining lease term was 7.55 years, and the weighted-average discount rate was 5.5% as of December 31, 2019.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2020	$693
2021	648
2022	648
2023	531
2024	439
Thereafter	1,385
Total lease payments	$4,344
Less: future interest expense	823
Lease liabilities	$3,521

Lease income from operating lease payments for the year ended December 31, 2019, was $1,788,000.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2020	$1,839
2021	1,832
2022	1,832
2023	1,832
2024	1,832
Thereafter	14,656
Total lease payments	$23,823

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

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2019 and 2018:

	(In thousands, except per share data)
						Per Share (basic and diluted)
Quarter	Net Sales	Gross Profit	Earnings from Continuing Operations	Earnings (Loss) from Discontinued Operations, net of tax	Net Earnings	Earnings from Continuing Operations	Earnings (Loss) from Discontinued Operations, net of tax	Net Earnings
2019
First	$63,850	$12,492	$5,951	$-	$5,951	$0.85	$-	$0.85
Second	71,745	14,676	8,153	3	8,156	1.16	-	1.16
Third	78,006	23,847	14,712	1,677	16,389	2.09	0.24	2.33
Fourth	94,909	20,910	11,724	-	11,724	1.67	-	1.67
Total	$308,510	$71,925	$40,540	$1,680	$42,220	$5.77	$0.24	$6.01

2018
First	$76,826	$20,277	$10,994	$(8)	$10,986	$1.57	$-	$1.57
Second	79,227	19,445	10,776	(1)	10,775	1.54	-	1.54
Third	81,653	15,697	6,240	131	6,371	0.89	0.02	0.91
Fourth	85,611	20,464	11,879	(71)	11,808	1.69	(0.01)	1.68
Total	$323,317	$75,883	$39,889	$51	$39,940	$5.69	$0.01	$5.70

Fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment orders/purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The Defense and Safety segments are typically non-seasonal.  As discussed in Note P, the Company recognized income from the settlement of a lawsuit for breach of contract in discontinued operations in the third quarter of 2019.  As discussed in Note J, Defense segment contracts contain termination clauses that may give rise to the recognition of revenue for any work completed, associated profit, and inventory/work in process at the time of termination.  The Company recognized $9,412,000 of such revenue during the third quarter of 2019 for an actual termination.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs. The line of credit is normally renewed each year at the end of the third quarter. However, the Company did not do so in 2019.  As a result, as of December 31, 2019 there was no line of credit. At December 31, 2018, the line of credit limit was set at $5,000,000, with $0 outstanding. The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.  In addition, the Company had issued commercial letters of credit totaling $1,247,000 and

$1,247,000 as of December 31, 2019 and 2018, respectively, related to performance on certain customer contracts.  As of December 31, 2019, the entire balance of the issued letters of credit had not been drawn upon.

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

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	For the years ended December 31,
(in thousands)	2019	2018	2017
Net sales	$-	$-	$421
Cost of sales	-	65	(675)
Selling and general expenses	-	-	(25)
Gain on divestiture, net	-	-	11,413
Other income (expense)	2,126	-	2,753
Earnings from discontinued operations before provision for income taxes	2,126	65	13,887
Provision for income taxes from discontinued operations	446	14	4,242
Earnings from discontinued operations, net of tax	$1,680	$51	$9,645

During the third quarter of 2019, the Company recognized Other income from the settlement of a lawsuit for breach of contract.  The following table summarizes the major classes of assets and liabilities of the Absorbent Products business held for sale for each of the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018
Accounts receivable, net	$-	$375
Assets held for sale	$-	$375

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash (used in) operating activities from discontinued operations was $(1,052,000),  $(636,000), and $(5,447,000) for the years ended December 31, 2019, 2018, and 2017, respectively. Cash provided by investing activities related to discontinued operations was $3,107,000,  $6,290,000, and $61,891,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provided for total annual payments of $1,288,000 initially. During the fourth quarter of 2018, the lease agreement was amended to incorporate additional facilities that the Company built for Drylock.  The amended lease provides for an initial term of approximately 14 years, and allows for successive three-year renewal periods, as well as options to terminate the lease early after five and ten years. The amended lease also provides for adjustments to the rental payments based on certain price indices, taxes, and space occupied. The Company estimates that annual payments under the lease will total $1,832,000. The amounts received from Drylock for rental income are recorded in Other Income on the Consolidated Statements of Comprehensive Income.

Q. DIVESTITURE

On October 17, 2018, the Company, through its wholly owned subsidiary AMTEC Corporation, sold the outstanding stock of its wholly owned subsidiary AMTEC Less Lethal Systems, Inc. (“ALS”) to PACEM Defense LLC (“PACEM”), a third party, in exchange for cash and promissory notes totaling $10,636,000, subject to customary post-closing adjustments.  The Company tested long-lived assets for recoverability in the quarter ending September 30, 2018 and recorded an impairment charge of $3,021,000.  The pre-tax loss on divestiture, including the impairment charge, recorded in 2018 was $2,528,000.   As of December 31, 2019 and 2018,  $2,853,000 and $4,913,000, respectively, of promissory notes and accrued interest related to the divestiture of ALS are included on the Company’s balance sheet as Notes Receivable, Current.

The Company determined this transaction did not qualify for discontinued operations treatment, since it did not represent a strategic shift that had or would have a major effect on the Company’s operations and financial results.

R. BUSINESS ACQUISITION

On July 23, 2019, the Company’s wholly-owned subsidiary, OETA, Inc., purchased substantially all the assets of OneEvent Technologies, Inc., a Mount Horeb, Wisconsin company established in 2014 for $6,501,000, including cash of $4,020,000, forgiveness of a note receivable of $2,364,000 and a potential earn out, which is based on earnings over a seven year period.  The current estimated value of the earn out is $117,000, however, the value of the earn out will vary depending on actual earnings over the seven year period. OneEvent’s systems provide early warning of conditions that could ultimately lead to significant losses.  The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential safety issues around pharmaceuticals and food.  The OneEvent® system also has the ability to continually measure other factors such as smoke, carbon monoxide, motion, humidity, and moisture.  Pursuant to the terms of the transaction, the seller has subsequently changed its corporate name, and OETA, Inc. has now legally adopted the corporate name, OneEvent Technologies, Inc.

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

(in thousands)

Cash	$287
Receivables	14
Inventory	307
Other current assets	105
Property, plant and equipment	35
Intangibles	2,141
Goodwill	3,831
Right-of-Use Lease Assets	59
Total assets acquired	6,779
Less: Current liabilities assumed	255
Lease Liability - Noncurrent	23
Net assets acquired	$6,501

The acquired intangibles primarily include technology software and patents that will be amortized over a period of 10-15 years.  The amount of goodwill recorded reflects expected earning potential of the acquired technology software and patents.  The recorded goodwill is deductible for income tax purposes over a fifteen year period.  The Company’s results of operations for 2019 include revenue net of sales deductions of ($38,000) and loss of $1,103,000 from the acquired business from the date of acquisition through December 31, 2019.  The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2018.

	(unaudited)
	(in thousands, except per share data)
	Year Ended
	December 31, 2019	December 31, 2018

Net sales	$308,561	$323,424
Net earnings	40,822	38,391

Net earnings per share (basic and diluted)	$5.81	$5.48
Weighted average shares outstanding (basic and diluted)	7,027	7,005

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

S.   OTHER

The Company has entered into a licensing agreement with another firm that holds intellectual property on the Rusoh® self-service/self-reloadable fire extinguisher.  Under the agreement, the Company has advanced the entity funds and has agreed to pay royalties to the entity on the commercial sales of the developed products.  As of December 31, 2019 and 2018, notes receivable plus accrued interest of $7,182,000 and $6,966,000, respectively, related to the license agreement were classified as Notes Receivable on the Company’s Consolidated Balance Sheets.  The fire extinguisher was introduced to the commercial market in 2017, and the Company believes that collectability of the notes receivable is probable.

During the fourth quarter of 2018 the Company issued a promissory note of $2,300,000 related to an option agreement with OneEvent Technologies, Inc., an unrelated third party.  The note was included on the Company’s balance sheet as Notes Receivable, Current at December 31, 2018.  The note was forgiven during 2019 with the acquisition of OneEvent.  See Note R.

T.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material events or transactions.

On February 21, 2020, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $5.00.  The dividend will be payable on March 13, 2020 to the shareholders of record as of March 2,  2020.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2020 expressed an adverse opinion on the Company’s internal control over financial reporting due to a material weakness.

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

March 10, 2020

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands)
Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2019	$747	$6	$-	$303	$450
Year ended December 31, 2018	$1,869	$458	$(1,422)	$158	$747
Year ended December 31, 2017	$1,816	$70	$-	$17	$1,869

Notes:
(A) Amounts charged to selling and general expenses.
(B) Amounts charged to other accounts. Charged to the loss on divestiture of AMTEC Less Lethal Systems, Inc. (See Note Q to the Consolidated Financial Statements.
(C) Principally bad debts written off, net of recoveries.