Form 10-K/A
period 2019-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2020-03-31
CIK 80172

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

EXPLANATORY NOTE

National Presto Industries, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 11, 2020. The purpose of this Amendment is to file Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, which includes the consent to the incorporation by reference to the registration statement on Form S-8 (File No. 333-220280), and provide the signature of the Company’s principal financial officer, both of which were inadvertently omitted in the Form 10-K.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

	1.	Consolidated Financial Statements See “Consolidated Financial Statements” in Item 15 of Form 10-K, which is incorporated by reference.

	2.	Consolidated Financial Statement Schedule See “Consolidated Financial Statement Schedule” in Item 15 of Form 10-K, which is incorporated by reference.

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 4	Description of Registrant’s Securities - incorporated by reference from Exhibit 4 of the Company’s annual report on Form 10-K for the year ended December 31, 2019

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 10.4*

Form of Restricted Stock Award Agreement – 2017 Incentive Compensation Plan - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 21	Subsidiaries of the Registrant - incorporated by reference from Exhibit 21 of the Company’s annual report on Form 10-K for the year ended December 31, 2019

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - incorporated by reference from Exhibit 32.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2019

Exhibit 32.2

Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - incorporated by reference from Exhibit 32.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2019

Exhibit 101

The following financial information from National Presto Industries, Inc.’s annual report on Form 10-K for the period ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vi) Schedule II - Valuation and Qualifying Accounts - incorporated by reference from Exhibit 101 of the Company’s annual report on Form 10-K for the year ended December 31, 2019

* Compensatory Plans

(c) Schedules:

            Reference is made to Item 15(a)2 of Form 10-K for the year ended December 31, 2019.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC. (registrant)

	By:	/S/ Maryjo Cohen
Maryjo Cohen
President and Chief Executive Officer
Date: March 31, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ David J. Peuse
David J. Peuse
Treasurer (Principal Financial Officer)
and Director of Financial Reporting

Date:	March 31, 2020