Form 10-Q
period 2020-03-29
NATIONAL PRESTO INDUSTRIES INC
filed 2020-05-22
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 29, 2020

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

There were 7,019,214 shares of the Issuer’s Common Stock outstanding as of May 22, 2020.

EXPLANATORY NOTE

National Presto Industries, Inc. (the “Company”) previously disclosed in a Current Report on Form 8-K, dated May 8, 2020, that it was unable to meet the original deadline for the filing of its Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 due to circumstances related to the global outbreak of novel coronavirus (“COVID-19”).

The Company’s key employees were affected by travel and work restrictions stemming from the COVID-19 pandemic. In particular, the Company's corporate offices are located in Wisconsin and the state had imposed a statewide lockdown to address the COVID-19 pandemic. As a consequence, the Company's accounting personnel, many of whom were working remotely, either intermittently or continuously, had only limited access to the Company's financial records. In addition, the COVID-19 outbreak had made collection of data slower and more difficult. These restrictions slowed the completion of the internal quarterly review, including the preparation of the COVID-19 disclosure that is required by recent SEC guidelines.

The Company relied on SEC Release No. 34-88465 dated March 25, 2020, which allows a registrant to delay the filing of certain reports under the Securities Exchange Act of 1934 by up to 45 days after the original due date if the registrant is unable to meet the filing deadline due to circumstances related to the COVID-19 pandemic.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 29, 2020 and December 31, 2019

(Dollars in thousands)

	March 29, 2020 (Unaudited)		December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$43,035		$79,579
Marketable securities		83,951		78,733
Accounts receivable, net		43,689		41,464
Inventories:
Finished goods	$26,289		$33,495
Work in process	96,285		87,805
Raw materials	7,665	130,239	7,236	128,536
Assets held for sale		-		-
Notes receivable, current		2,864		2,853
Other current assets		8,516		6,668
Total current assets		312,294		337,833
PROPERTY, PLANT AND EQUIPMENT	$94,315		$93,982
Less allowance for depreciation	57,375	36,940	56,704	37,278
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,999		3,059
NOTES RECEIVABLE		7,235		7,182
RIGHT-OF-USE LEASE ASSETS		3,407		3,521
DEFERRED INCOME TAXES		1,032		1,281
OTHER ASSETS		4,435		4,782
		$383,659		$410,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 29, 2020 and December 31, 2019

(Dollars in thousands)

	March 29, 2020 (Unaudited)		December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$26,261		$21,652
Federal and state income taxes		5,883		3,799
Lease liabilities		521		520
Accrued liabilities		13,418		13,324
Total current liabilities		46,083		39,295
LEASE LIABILITIES - NON-CURRENT		2,886		3,001
Total liabilities		48,969		42,296
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	11,728		11,447
Retained earnings	328,892		362,842
Accumulated other comprehensive gain	229		136
	348,290		381,866
Treasury stock, at cost	13,600		13,909
Total stockholders' equity		334,690		367,957
		$383,659		$410,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 29, 2020 and March 31, 2019

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2020	2019
Net sales	$65,636	$63,850
Cost of sales	49,519	51,358
Gross profit	16,117	12,492
Selling and general expenses	6,794	6,444
Intangibles amortization	60	-
Operating profit	9,263	6,048
Other income	1,267	1,632
Earnings before provision for income taxes	10,530	7,680
Provision for income taxes	2,308	1,729
Net earnings	$8,222	$5,951

Weighted average shares outstanding:
Basic and diluted	7,028	7,014

Net Earnings per share:
Basic and diluted	$1.17	$0.85

Comprehensive income:
Net earnings	$8,222	$5,951
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	93	69
Comprehensive income	$8,315	$6,020

Cash dividends declared and paid per common share	$6.00	$6.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 29, 2020 and March 31, 2019

(Unaudited)

(Dollars in thousands)

	2020	2019
Cash flows from operating activities:
Net earnings	$8,222	$5,951
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for depreciation	694	949
Intangibles amortization	60	-
Non-cash retirement plan expense	-	185
Other	400	69
Changes in operating accounts:
Accounts receivable, net	(2,225)	15,638
Inventories	(1,703)	(6,180)
Other assets and current assets	(1,501)	534
Accounts payable and accrued liabilities	4,703	(7,184)
Federal and state income taxes	1,934	1,708
Net cash provided by operating activities	10,584	11,670

Cash flows from investing activities:
Marketable securities purchased	(14,211)	(46,345)
Marketable securities - maturities and sales	9,111	83,264
Purchase of property, plant and equipment	(357)	(2,507)
Proceeds from insurance settlement	-	598
Net cash (used in) provided by investing activities	(5,457)	35,010

Cash flows from financing activities:
Dividends paid	(42,172)	(42,087)
Proceeds from sale of treasury stock	528	518
Other	(27)	(223)
Net cash used in financing activities	(41,671)	(41,792)

Net (decrease) increase in cash and cash equivalents	(36,544)	4,888
Cash and cash equivalents at beginning of period	79,579	56,847
Cash and cash equivalents at end of period	$43,035	$61,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 29, 2020 and March 31, 2019

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2018	6,981	$7,441	$10,360	$362,709	$21	$(14,408)	$366,123
Net earnings				5,951			5,951
Unrealized gain on available-for-sale securities, net of tax					69		69
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(42,087)			(42,087)
Other	14		332	1		280	613
Balance March 31, 2019	6,995	$7,441	$10,692	$326,574	$90	$(14,128)	$330,669

Balance December 31, 2019	7,006	$7,441	$11,447	$362,842	$136	$(13,909)	$367,957
Net earnings				8,222			8,222
Unrealized gain on available-for-sale securities, net of tax					93		93
Dividends paid March 13, $1.00 per share regular, $5.00 per share extra				(42,172)			(42,172)
Other	10		281			309	590
Balance March 29, 2020	7,016	$7,441	$11,728	$328,892	$229	$(13,600)	$334,690

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of December 31, 2019 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2019 Annual Report on Form 10-K/A.  Interim results for the period are not indicative of those for the year.

NOTE B – GENERAL

Government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company is closely monitoring the impact of the pandemic on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  All of the Company’s businesses are deemed essential and as a result, all have been and are currently operating.  Although still operating, the COVID-19 related shutdowns have affected each segment in a variety of fashions, which include increased absenteeism; the cancelation of planned trade shows and customer/supplier visits; inefficiencies inherent from working at home; as well as customer and supplier issues in placing and accepting orders; picking up, accepting, or shipping product; or making or accepting deliveries occasioned by similar problems.  While there was no material impact on the current quarter’s consolidated financial statements and related disclosures, the extent to which the COVID-19 pandemic impacts the Company’s business for the remainder of 2020 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

In response to the government mandated COVID-19 shutdowns, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The Company does not believe that the CARES Act will have a material impact on the Company’s income tax provision for 2020.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

NOTE C – REVENUES

The Company’s revenues are derived from short-term contracts and programs that are typically completed within 3 to 24 months and are recognized in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company’s contracts each contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small Appliances segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliances segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

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

For the Housewares/Small Appliance segment, revenue is generally recognized as the completed, ordered product is shipped to the customer from the Company’s warehouses.  For the relatively few situations in which revenue should be recognized when product is received by the customer, the Company adjusts revenue accordingly.  For the Defense segment, revenue is primarily recognized when the customer has legal title and formally documents that it has accepted the products.  There are also certain termination clauses in Defense segment contracts that may give rise to the recognition of revenue.  In some situations, the customer may obtain legal title and accept the products at the Company’s facilities, arranging for transportation at a later date, typically in one to four weeks.  The Company does not consider the short-term storage of the customer owned products to be a material performance obligation, and no part of the transaction price is allocated to it.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of March 29, 2020 and December 31, 2019,  $1,650,000 and $1,847,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $212,000 during the three-month period ended March 29, 2020 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three month periods ended March 29, 2020 and March 31, 2019,  there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $306,265,000 and $310,385,000 as of March 29, 2020 and December 31, 2019, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

On July 23, 2019, the Company purchased substantially all the assets of OneEvent Technologies, Inc., a Mount Horeb, Wisconsin company established in 2014.  OneEvent’s cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict, alert, and prevent.  Sensors measure a variety of environmental data including temperature, smoke, carbon monoxide, humidity, water, motion, and more.  See Note K.  Because a major focus of OneEvent is protection for buildings, homes, assets, and occupant, the Company has created a new operating segment, “Safety,” combining its operations with those of Rusoh, Inc., which designs and markets fire extinguishers.  Previously, Rusoh, Inc. had been included in the Company’s Housewares/Small Appliance segment.  Prior period segment information has been restated to reflect the Company’s current segmentation.

	(in thousands)
	Housewares / Small Appliances	Defense Products	Safety	Total
Quarter ended March 29, 2020
External net sales	$19,812	$45,780	$44	$65,636
Gross profit (loss)	3,264	13,247	(394)	16,117
Operating profit (loss)	(54)	10,669	(1,352)	9,263
Total assets	198,769	165,317	19,573	383,659
Depreciation and amortization	237	431	86	754
Capital expenditures	206	151	0	357

Quarter ended March 31, 2019
External net sales	$19,684	$44,141	$25	$63,850
Gross profit (loss)	2,439	10,308	(255)	12,492
Operating profit (loss)	(934)	7,577	(595)	6,048
Total assets	227,710	136,051	12,780	376,541
Depreciation and amortization	310	582	57	949
Capital expenditures	52	2,278	177	2,507

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes the methods of fair value as described in FASB ASC 820, Fair Value Measurements and Disclosures, to value its financial assets and liabilities. ASC 820 utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

At March 29, 2020 and December 31, 2019, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by

FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 29, 2020
Tax-exempt Municipal Bonds	$45,085	$45,375	$290	$-
Variable Rate Demand Notes	38,576	38,576	-	-
Total Marketable Securities	$83,661	$83,951	$290	$-

December 31, 2019
Tax-exempt Municipal Bonds	$39,313	$39,484	$176	$5
Variable Rate Demand Notes	39,249	39,249	-	-
Total Marketable Securities	$78,562	$78,733	$176	$5

Proceeds from maturities and sales of available-for-sale securities totaled $9,111,000 and $83,264,000 for the three month periods ended March 29, 2020 and March 31, 2019, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains included in other comprehensive income were $118,000 and $88,000 before taxes for the three month periods ended March 29, 2020 and March 31, 2019.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at March 29, 2020 are as follows: $38,652,000 within one year; $6,723,000 beyond one year to five years; $4,036,000 beyond five years to ten years, and $34,540,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of March 29, 2020 and December 31, 2019,  $9,049,000 and $9,396,000 of such prepayments, respectively, remained unused and outstanding.  At March 29, 2020 and December 31, 2019,  $4,614,000 and $4,614,000, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

	Quarter Ending	Quarter Ending
Summary of Lease Cost (in thousands)	March 29, 2020	March 31, 2019
Operating lease cost	$178	$168
Short-term and variable lease cost	98	23
Total lease cost	$276	$191

Operating cash used for operating leases was $276,000 and $191,000 for the quarters ended March 29, 2020 and March 31, 2019, respectively.  The weighted-average remaining lease term was 7.4 years, and the weighted-average discount rate was 5.6% as of March 29, 2020.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2020 (remaining nine months)	$522
2021	653
2022	652
2023	536
2024	439
Thereafter	1,382
Total lease payments	$4,184
Less: future interest expense	777
Lease liabilities	$3,407

Lease income from operating lease payments was $492,000 and $444,000 for the quarters ended March 29, 2020 and March 31, 2019, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2020 (remaining nine months)	$1,389
2021	1,839
2022	1,832
2023	1,832
2024	1,832
Thereafter	14,656
Total lease payments	$23,380

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

NOTE K – BUSINESS ACQUISITION

On July 23, 2019, the Company’s wholly-owned subsidiary, OETA, Inc., purchased substantially all the assets of OneEvent Technologies, Inc., a Mount Horeb, Wisconsin company established in 2014 for $6,501,000, including cash of $4,020,000, forgiveness of a note receivable of $2,364,000 and a potential earn out, which is based on earnings over a seven-year period.  The current estimated value of the earn out is $117,000, however, the value of the earn out will vary depending on actual earnings over the seven-year period. OneEvent’s systems provide early warning of conditions that could ultimately lead to significant losses.  The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential safety issues around pharmaceuticals and food.  The OneEvent® system also has the ability to continually measure other factors such as smoke, carbon monoxide, motion, humidity, and moisture.  Pursuant to the terms of the transaction, the seller has subsequently changed its corporate name, and OETA, Inc. has now legally adopted the corporate name, OneEvent Technologies, Inc.

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

The acquired intangibles primarily include technology software and patents that will be amortized over a period of 10-15 years.  The amount of goodwill recorded reflects expected earning potential of the acquired technology software and patents.  The recorded goodwill is deductible for income tax purposes over a fifteen-year period.  The Company’s statement of comprehensive income for the first quarter of 2019 does not include any revenue or loss from the acquired facility.  The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2019.

(unaudited)
(in thousands, except per share data)
Quarter Ended
March 31, 2019

Net sales	$63,856
Net earnings	5,266

Net earnings per share (basic and diluted)	$0.75
Weighted average shares outstanding (basic and diluted)	7,014

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

NOTE L – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes, and providing for simplification in several other areas.  The standard is effective for fiscal years beginning after December 15, 2020.  The Company is evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The new standard was adopted on January 1, 2020 and was applied prospectively.  The Company has made changes to its processes for the assessment of the adequacy of the allowance for credit losses on certain types of financial instruments, including accounts receivable, notes receivable, and available-for-sale debt securities.  The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements, related disclosures, and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2019 Annual Report to Shareholders, in the Proxy Statement for the 2020 annual meeting, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology system.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

COVID-19 Disclosure

All of the Company’s businesses are deemed essential and as a result, all are operating.  With the requirement that most stay at home, there is ongoing demand for the Housewares/Small Appliance segment’s products.  Distribution remains largely intact as most key retail customers sell essential items (food and/or hardware) or distribute over the internet.  The federal government has mandated that Defense businesses continue their operations regardless of individual State edicts.  The products that the Safety segment markets are also deemed essential.  Material, components and finished goods have also, for the most part, continued to flow.  Both internal and external contacts have been managed reasonably effective through internet tools like, “Zoom.”  Due to the Company’s historical conservative practices, it has no debt and has adequate balances to fund its operations.

The Company has complied with the applicable COVID-19 regulations.  Employees who can work from home have been provided with that option.  The six-foot rule has been implemented in the offices and where practical in the factories.  Where not practical, barriers have been erected between workers.  Surfaces are regularly cleaned with disinfectant.

Although still operating, the COVID-19 related shutdowns have affected each segment in a variety of fashions, which include increased absenteeism; the cancelation of planned trade shows and customer/supplier visits; inefficiencies inherent from working at home; as well as customer and supplier issues in placing and accepting orders; picking up, accepting, or shipping product; or making or accepting deliveries occasioned by similar problems. See “Item 1A. Risk Factors” titled “The COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.”

Comparison of First Quarter 2020 and 2019

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended March 29, 2020 and March 31, 2019.

On a consolidated basis, net sales increased by $1,786,000 (3%), gross profit increased by $3,625,000 (29%), selling and general expenses increased by $350,000 (5%), and intangibles amortization increased by $60,000.  Other income decreased by $365,000  (22%), while earnings before provision for income taxes increased by $2,850,000 (37%), and net earnings increased by $2,271,000 (38%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales were essentially flat, increasing by $128,000 from $19,684,000 to $19,812,000, or 0.7%.  Defense net sales increased by $1,639,000 from $44,141,000 to $45,780,000, or 4%, primarily reflecting an increase in shipments.

Housewares/Small Appliance gross profit increased $825,000 from $2,439,000 to $3,264,000, primarily reflecting improved product mix and margins. Defense gross profit increased $2,939,000 from $10,308,000 to $13,247,000, primarily reflecting a more favorable product mix, augmented by the increase in sales mentioned above and increased efficiencies.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment was flat. Selling and general expenses for the Defense segment decreased $153,000, primarily reflecting a decrease in employee compensation resulting from retirements that occurred later in 2019.  Safety segment selling and general expenses increased by $558,000, primarily reflecting the selling and general expenses of OneEvent, whose assets were acquired during third quarter 2019 and increased segment staffing.  For additional information about the OneEvent acquisition, see note K to the Company’s Consolidated Financial Statements.

Intangibles amortization increased by $60,000.  The increase reflects the Safety segment’s amortization of the value of software technology.  For the three months ended March 29, 2020 and March 31, 2019, the Company recorded amortization expense of $60,000 and $0, respectively, associated with the software technology intangible asset.

The above items were responsible for the change in operating profit.

The $365,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities stemming from lower yields on a lower average daily investment.

Earnings before provision for income taxes increased $2,850,000 from $7,680,000 to $10,530,000.  The provision for income taxes increased from $1,729,000 to $2,308,000, which resulted in an effective income tax rate of 22%  in 2020 vs. 23% in 2019.  Net earnings increased $2,271,000 from $5,951,000 to $8,222,000, or 38%.

Liquidity and Capital Resources

Net cash provided by operating activities was $10,584,000 and $11,670,000 for the three months ended March 29, 2020 and March 31, 2019, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2020 were net earnings of $8,222,000, which included non-cash depreciation and amortization expenses of $754,000.  Also contributing to the cash provided was a net increase in payable and accrual levels, partially offset by increased inventory levels, prepayments for insurance, and an increase in accounts receivable levels.  Of particular note during the first three months of 2019 were net earnings of $5,951,000, which included total non-cash depreciation expense of $949,000.  Also contributing to the cash provided were decreases in accounts receivable levels stemming from cash collections on customer sales, partially offset by an increase in inventory levels and a net decrease in payable and accrual levels.

Net cash used in investing activities was $5,457,000 during the first three months of 2020 as compared to $35,010,000 provided by investing activities during the first three months of 2019.  Significant factors contributing to the change were net purchases of marketable securities in 2020 of $5,100,000, in contrast with net maturities and sales of marketable securities in 2019 of $36,919,000 and proceeds from an insurance settlement of $598,000 in 2019, with no corresponding settlement in 2020. Also contributing to the change in cash used was a decrease in the purchase of property, plant, and equipment.  Cash provided by discontinued operations for the first three months of 2020 and 2019 were $0 and $598,000, respectively.

Cash flows from financing activities for the first three months of 2020 and 2019 are essentially flat and primarily relate to the annual dividend payments.  Cash flows for both three-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $32,327,000 during the first three months of 2020 to $266,211,000 at March 29, 2020 for the reasons stated above.  The Company's current ratio was 6.8 to 1.0 at March 29, 2020 and 8.6 to 1.0 at December 31, 2019.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds with a weighted average life of 0.6 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of March 29, 2020. The Company’s Chief Executive Officer and Treasurer (principal financial officer) have concluded that the Company’s disclosure controls and procedures were not effective as of that date, as a result of a material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in internal controls over financial reporting during the quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 1A. Risk Factors

There have been no material changes made to the risk factors listed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal year 2019, except as follows:

The COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

The Company may be negatively impacted by the fear of exposure to, or actual effects of, pandemics and epidemics or similar public health crises. In response to a public health crisis, national, state and local authorities may implement a variety of measures to limit the spread of a disease, such as travel restrictions, social distancing or imposing quarantine and isolation measures on the population. The impacts of a public health crisis may include, but are not limited to:

• Significant reductions in demand or significant volatility in demand for the Company’s products, which may be caused by, among other things, the temporary inability of consumers to purchase the products due to illness, self-quarantine, travel restrictions, financial hardship, restrictions that limit access to or close customer stores, or shifts in demand away from one or more of the Company’s more discretionary or higher priced products to lower priced products;

• Inability to meet the Company’s customers’ needs and achieve costs targets due to disruptions in distribution capabilities or the supply chain caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished products or components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing sources and distribution processes;

• Failure of third parties on which the Company relies, including suppliers, customers, distributors, commercial banks, and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact the Company’s operations;

• Significant changes in the political environment in which the Company manufactures, sells or distributes products, including quarantines, governmental authority actions, closures or other restrictions that limit or close operating and manufacturing or distribution facilities, restrict employees’ ability to travel or perform necessary business functions, or otherwise prevent external business partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of the Company’s products, which could adversely impact the Company’s results;

• Massive government indebtedness resulting from its injection of money into the economy that could result in spiraling inflation, which could in turn affect the Company’s liquidity, and could also result in decreases in U.S. and foreign defense budgets, which in turn could have a negative impact on the Company’s sales and earnings;

• Delays or limits in the ability of the U.S. Government and other customers to perform, including making timely payments and awards to the Company, negotiating contracts and agreeing appropriate costs for recovery, performing quality inspections, supporting testing, accepting delivery, approving security clearances (for individuals and facilities), and providing necessary personnel, equipment and facilities; or

• A prolonged period of generating lower cash from operations that could adversely affect both the Company’s financial condition and the achievement of its strategic objectives.

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
Exhibit 101

The following financial information from National Presto Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended March 29, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Date: May 22, 2020