Form 10-Q
period 2020-06-28
NATIONAL PRESTO INDUSTRIES INC
filed 2020-08-10
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 28, 2020

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

There were 7,021,388 shares of the Issuer’s Common Stock outstanding as of August 7, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 28, 2020 and December 31, 2019

(Dollars in thousands)

	June 28, 2020 (Unaudited)		December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$32,359		$79,579
Marketable securities		98,382		78,733
Accounts receivable, net		52,379		41,464
Inventories:
Finished goods	$23,968		$33,495
Work in process	100,889		87,805
Raw materials	7,487	132,344	7,236	128,536
Notes receivable, current		2,867		2,853
Other current assets		11,183		6,668
Total current assets		329,514		337,833
PROPERTY, PLANT AND EQUIPMENT	$94,691		$93,982
Less allowance for depreciation	58,066	36,625	56,704	37,278
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,945		3,059
NOTES RECEIVABLE		7,289		7,182
RIGHT-OF-USE LEASE ASSETS		3,466		3,521
DEFERRED INCOME TAXES		1,015		1,281
OTHER ASSETS		10,149		4,782
		$406,320		$410,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 28, 2020 and December 31, 2019

(Dollars in thousands)

	June 28, 2020 (Unaudited)		December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$32,356		$21,652
Federal and state income taxes		8,890		3,799
Lease liabilities		542		520
Accrued liabilities		13,378		13,324
Total current liabilities		55,166		39,295
LEASE LIABILITIES - NON-CURRENT		2,924		3,001
OTHER NON-CURRENT LIABILITIES		535		-
Total liabilities		58,625		42,296
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	11,923		11,447
Retained earnings	341,549		362,842
Accumulated other comprehensive income	294		136
	361,207		381,866
Treasury stock, at cost	13,512		13,909
Total stockholders' equity		347,695		367,957
		$406,320		$410,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 28, 2020 and June 30, 2019

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Net sales	$87,132	$71,745	$152,768	$135,595
Cost of sales	65,389	57,069	114,908	108,427
Gross profit	21,743	14,676	37,860	27,168
Selling and general expenses	6,360	6,039	13,154	12,483
Intangibles amortization	54	-	114	-
Operating profit	15,329	8,637	24,592	14,685
Other income	953	1,638	2,220	3,270
Earnings from continuing operations before provision for income taxes	16,282	10,275	26,812	17,955
Provision for income taxes from continuing operations	3,625	2,122	5,933	3,851
Earnings from continuing operations	12,657	8,153	20,879	14,104
Earnings from discontinued operations, net of tax	-	3	-	3
Net earnings	$12,657	$8,156	$20,879	$14,107

Weighted average shares outstanding:
Basic and diluted	7,039	7,019	7,034	7,016

Net Earnings per share, basic and diluted:
From continuing operations	1.80	1.16	2.97	2.01
From discontinued operations	0.00	0.00	0.00	0.00
Net earnings per share	$1.80	$1.16	$2.97	$2.01

Comprehensive income:
Net earnings	$12,657	$8,156	$20,879	$14,107
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	65	89	158	158
Comprehensive income	$12,722	$8,245	$21,037	$14,265

Cash dividends declared and paid per common share	$0.00	$0.00	$6.00	$6.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 28, 2020 and June 30, 2019

(Unaudited)

(Dollars in thousands)

	2020	2019
Cash flows from operating activities:
Net earnings	$20,879	$14,107
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,386	1,899
Intangibles amortization	114	-
Non-cash retirement plan expense	193	359
Other	350	65
Changes in operating accounts:
Accounts receivable, net	(10,915)	15,626
Inventories	(3,808)	(20,486)
Other assets and current assets	(9,882)	2,273
Accounts payable and accrued liabilities	11,293	(5,406)
Federal and state income taxes	5,023	(577)
Net cash provided by operating activities	14,633	7,860

Cash flows from investing activities:
Marketable securities purchased	(38,084)	(95,301)
Marketable securities - maturities and sales	18,635	138,583
Purchase of property, plant and equipment	(733)	(3,566)
Proceeds from insurance settlement	-	807
Net cash (used in) provided by investing activities	(20,182)	40,523

Cash flows from financing activities:
Dividends paid	(42,172)	(42,087)
Proceeds from sale of treasury stock	528	518
Other	(27)	(223)
Net cash used in financing activities	(41,671)	(41,792)

Net (decrease) increase in cash and cash equivalents	(47,220)	6,591
Cash and cash equivalents at beginning of period	79,579	56,847
Cash and cash equivalents at end of period	$32,359	$63,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 28, 2020 and June 30, 2019

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance March 31, 2019	6,995	$7,441	$10,692	$326,574	$90	$(14,128)	$330,669
Net earnings				8,156			8,156
Unrealized gain on available-for-sale securities, net of tax					89		89
Other	2		222		1	62	285
Balance June 30, 2019	6,997	$7,441	$10,914	$334,730	$180	$(14,066)	$339,199

Balance March 29, 2020	7,016	$7,441	$11,728	$328,892	$229	$(13,600)	$334,690
Net earnings				12,657			12,657
Unrealized gain on available-for-sale securities, net of tax					65		65
Other	3		195			88	283
Balance June 28, 2020	7,019	$7,441	$11,923	$341,549	$294	$(13,512)	$347,695

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2018	6,981	$7,441	$10,360	$362,709	$21	$(14,408)	$366,123
Net earnings				14,107			14,107
Unrealized gain on available-for-sale securities, net of tax					158		158
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(42,087)			(42,087)
Other	16		554	1	1	342	898
Balance June 30, 2019	6,997	$7,441	$10,914	$334,730	$180	$(14,066)	$339,199

Balance December 31, 2019	7,006	$7,441	$11,447	$362,842	$136	$(13,909)	$367,957
Net earnings				20,879			20,879
Unrealized gain on available-for-sale securities, net of tax					158		158
Dividends paid March 13, $1.00 per share regular, $5.00 per share extra				(42,172)			(42,172)
Other	13		476			397	873
Balance June 28, 2020	7,019	$7,441	$11,923	$341,549	$294	$(13,512)	$347,695

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all of the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of  December 31, 2019 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2019 Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

NOTE B – GENERAL

Government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company is closely monitoring the impact of the pandemic on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  All of the Company’s businesses are deemed essential and as a result, all have been and are currently operating.  The COVID-19 related shutdowns and their aftermath have affected each segment in a variety of fashions, which include increased absenteeism; the cancellation of planned trade shows and customer/supplier visits; inefficiencies inherent from working at home; as well as customer and supplier issues in placing and accepting orders; picking up, accepting, or shipping product; or making or accepting deliveries occasioned by similar problems.  While there was no material adverse impact on the current quarter’s consolidated financial statements and related disclosures, the extent to which the COVID-19 pandemic impacts the Company’s business for the remainder of 2020 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

In response to the government mandated COVID-19 shutdowns, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act did not have a material impact on the Company’s income tax provision for the three or six months ended June 28,  2020.  Starting May 1, 2020, the Company had deferred employer social security payments as provisioned by the Act.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of June 28, 2020 and December 31, 2019,  $1,650,000 and $1,847,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $212,000 during the six-month period ended June 28, 2020 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three and six month periods ended June 28, 2020 and June 30, 2019, the Company reduced its estimate of returns of seasonal and newly introduced product by $421,000 and $265,000, respectively.  There were no other material adjustments to the aforementioned estimates during the same periods.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $356,131,000 and $310,385,000 as of June 28, 2020 and December 31, 2019, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Safety	Total
Quarter ended June 28, 2020
External net sales	$26,044	$61,030	$58	$87,132
Gross profit (loss)	5,459	16,666	(382)	21,743
Operating profit (loss)	2,408	14,256	(1,335)	15,329
Total assets	213,866	172,314	20,140	406,320
Depreciation and amortization	242	430	74	746
Capital expenditures	119	170	87	376

Quarter ended June 30, 2019
External net sales	$19,135	$52,597	$13	$71,745
Gross profit (loss)	2,107	12,621	(52)	14,676
Operating profit (loss)	(824)	9,970	(509)	8,637
Total assets	227,905	143,799	12,854	384,558
Depreciation and amortization	313	581	57	951
Capital expenditures	(100)	817	0	717

	(in thousands)
	Housewares / Small Appliances	Defense Products	Safety	Total
Six Months Ended June 28, 2020
External net sales	$45,856	$106,810	$102	$152,768
Gross profit (loss)	8,723	29,913	(776)	37,860
Operating profit (loss)	2,354	24,925	(2,687)	24,592
Total assets	213,866	172,314	20,140	406,320
Depreciation and amortization	479	861	160	1,500
Capital expenditures	325	321	87	733

Six Months Ended June 30, 2019
External net sales	$38,819	$96,738	38	$135,595
Gross profit (loss)	4,546	22,929	(307)	27,168
Operating profit (loss)	(1,758)	17,547	(1,104)	14,685
Total assets	227,905	143,799	12,854	384,558
Depreciation and amortization	623	1,163	113	1,899
Capital expenditures	(48)	3,095	177	3,224

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

The carrying amounts for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments.  See Note G for fair value information on marketable securities.

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

At June 28, 2020 and December 31, 2019, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by

FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 28, 2020
Tax-exempt Municipal Bonds	$60,035	$60,407	$372	$-
Variable Rate Demand Notes	37,975	37,975	-	-
Total Marketable Securities	$98,010	$98,382	$372	$-

December 31, 2019
Tax-exempt Municipal Bonds	$39,313	$39,484	$176	$5
Variable Rate Demand Notes	39,249	39,249	-	-
Total Marketable Securities	$78,562	$78,733	$176	$5

Proceeds from maturities and sales of available-for-sale securities totaled $9,524,000 and $55,319,000 for the three month periods ended June 28, 2020 and June 30, 2019, respectively, and totaled $18,635,000 and $138,583,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains included in other comprehensive income were $82,000 and $112,000 before taxes for the three month periods ended June 28, 2020 and June 30, 2019, respectively, and were $200,000 and $201,000 before taxes for the six month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at June 28, 2020 are as follows: $49,326,000 within one year; $11,080,000 beyond one year to five years; $3,591,000 beyond five years to ten years, and $34,385,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of June 28, 2020 and December 31, 2019,  $14,763,000 and $9,396,000 of such prepayments, respectively, remained unused and outstanding.  At both  June 28, 2020 and December 31, 2019,  $4,614,000 was included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

The Company has determined that the rates implicit in its leases are not readily determinable and therefore, estimates its incremental borrowing rates utilizing quotes from financial institutions for real estate and equipment, as applicable, over periods of time similar to the terms of its leases. The Company has entered into various short-term (12 months or less) leases as lessee and has elected a non-recognition accounting policy, as permitted by ASC Topic 842.

	3 Months Ending	3 Months Ending	6 Months Ending	6 Months Ending
Summary of Lease Cost (in thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating lease cost	$183	$168	$361	$336
Short-term and variable lease cost	108	57	206	80
Total lease cost	$291	$225	$567	$416

Operating cash used for operating leases was $291,000 and $567,000 for the three and six months ended June 28, 2020, respectively.  The weighted-average remaining lease term was 7.0 years, and the weighted-average discount rate was 5.6% as of June 28, 2020.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2020 (remaining six months)	$359
2021	716
2022	719
2023	574
2024	468
Thereafter	1,386
Total lease payments	$4,222
Less: future interest expense	756
Lease liabilities	$3,466

Lease income from operating lease payments was $463,000 and $444,000 for the quarters ended June 28, 2020 and June 30, 2019, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2020 (remaining six months)	$926
2021	1,839
2022	1,832
2023	1,832
2024	1,832
Thereafter	14,656
Total lease payments	$22,917

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

One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for nearly 40 years.  A Free Port Warehouse license exempts inventory shipped out of state from personal property tax.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company intends to vigorously fight the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of June 28, 2020.

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

The acquired intangibles primarily include technology software and patents that will be amortized over a period of 10-15 years.  The amount of goodwill recorded reflects expected earning potential of the acquired technology software and patents.  The recorded goodwill is deductible for income tax purposes over a fifteen-year period.  The Company’s statement of comprehensive income for the second quarter of 2019 does not include any revenue or loss from the acquired business.  The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2019.

	(unaudited)
	(in thousands, except per share data)
	Quarter Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Net sales	$71,786	$135,642
Net earnings	7,632	12,898

Net earnings per share (basic and diluted)	$1.09	$1.84
Weighted average shares outstanding (basic and diluted)	7,019	7,016

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

NOTE L – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes, and providing for simplification in several other areas.  The standard is effective for fiscal years beginning after December 15, 2020.  The Company believes the adoption of ASU 2019-12 will not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The new standard was adopted on January 1, 2020 and was applied prospectively.  The Company has made changes to its processes for the assessment of the adequacy of the allowance for credit losses on certain types of financial instruments, including accounts receivable, notes receivable, and available-for-sale debt securities.  The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements, related disclosures, and results of operations.

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

COVID-19 Disclosure

All of the Company’s businesses are deemed essential and as a result, all operated during the shutdown.  With the prior requirement that most stay at home and current concerns about the potential impact of the COVID-19 virus, there is ongoing demand for the Housewares/Small Appliance segment’s products.  Distribution remains largely intact as most key retail customers sell essential items (food and/or hardware) or distribute over the internet.  Those that do not, have since largely reopened.  The federal government mandated that Defense businesses continue their operations regardless of past or future individual State edicts.  The products that the Safety segment markets are also deemed essential.  Material, components and finished goods have also, for the most part, continued to flow.  Both internal and external contacts were managed during the shutdown through internet tools like “Zoom.”  Most external contacts continue to be managed in this fashion.  Due to the Company’s historical conservative practices, it has no debt and has adequate balances to fund its operations.

The Company has complied with the applicable COVID-19 regulations.  The six-foot rule has been implemented in the offices and where practical in the factories.  Where not practical, barriers have been erected between workers.  Surfaces are regularly cleaned with disinfectant.

The COVID-19 related shutdowns and their aftermath have affected each segment in a variety of fashions, which include increased absenteeism; the cancellation of planned trade shows and customer/supplier visits; inefficiencies inherent from working at home; as well as customer and supplier issues in placing and accepting orders; picking up, accepting, or shipping product; or making or accepting deliveries occasioned by similar problems. See “Item 1A. Risk Factors” titled “The COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.”

Comparison of Second Quarter 2020 and 2019

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended June 28, 2020 and June 30, 2019.

On a consolidated basis, net sales increased by $15,387,000 (21%), gross profit increased by $7,067,000 (48%), selling and general expenses increased by $321,000 (5%), and intangibles amortization increased by $54,000.  Other income decreased by $685,000  (42%), while earnings from continuing operations before provision for income taxes increased by $6,007,000 (59%), and earnings from continuing operations increased by $4,504,000 (55%). Earnings from discontinued operations, net of tax, decreased $3,000 (100%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $6,909,000 from $19,135,000 to $26,044,000, or 36.1%, primarily attributable to an increase in shipments.  Defense net sales increased by $8,433,000 from $52,597,000 to $61,030,000, or 16%, also primarily reflecting an increase in shipments.

Housewares/Small Appliance gross profit increased $3,352,000 from $2,107,000 to $5,459,000, primarily reflecting the increased sales mentioned above and improved product mix and margins. Defense gross profit increased $4,045,000 from $12,621,000 to $16,666,000, primarily reflecting the increase in sales mentioned above, augmented by a more favorable product mix and increased efficiencies.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $120,000, primarily reflecting higher accruals for self-insurance reserves. Selling and general expenses for the Defense segment decreased $241,000, primarily reflecting a decrease in legal and professional expense, COVID-19 related savings resulting from the cancellation of travel and marketing events, and employee compensation resulting from retirements that occurred in second half 2019.  Safety segment selling and general expenses increased by $442,000, primarily reflecting the selling and general expenses of OneEvent, whose assets were acquired during third quarter 2019 and increased marketing and segment staffing.  For additional information about the OneEvent acquisition, see note K to the Company’s Consolidated Financial Statements.

Intangibles amortization increased by $54,000.  The increase reflects the amortization of the OneEvent acquisition-related intangibles.  For the three months ended June 28, 2020 and June 30, 2019, the Company recorded amortization expense of $54,000 and $0, respectively, associated with the intangible asset.

The above items were responsible for the change in operating profit.

The $685,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from lower yields on a lower average daily investment.

Earnings from continuing operations before provision for income taxes increased $6,007,000 from $10,275,000 to $16,282,000.  The provision for income taxes increased from $2,122,000 to $3,625,000, which resulted in an effective income tax rate of 22% in 2020 vs. 21% in 2019.  Earnings from continuing operations increased $4,504,000 from $8,153,000 to $12,657,000, or 55%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale. Earnings from discontinued operations, net of tax, for the three months ended June 28, 2020 and June 30, 2019 was $0 and $3,000, respectively.

Comparison of First Six Months 2020 and 2019

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended June 28, 2020 and June 30, 2019.

On a consolidated basis, sales increased by $17,173,000 (13%), gross profit increased by $10,692,000 (39%), selling and general expenses increased by $671,000 (5%), and intangibles amortization increased by $114,000 (100%).   Other income decreased by $1,050,000 (32%), while earnings from continuing operations before provision for income taxes increased by $8,857,000 (49%), and earnings from continuing operations increased by $6,775,000 (48%). Earnings from discontinued operations, net of tax, decreased $3,000 (100%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $7,037,000 from $38,819,000 to $45,856,000, or 18%, primarily attributable to an increase in shipments.  Defense net sales increased by $10,072,000 from $96,738,000 to $106,810,000, or 10%, also primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit increased $4,177,000 from $4,546,000 to $8,723,000, primarily reflecting the increase in sales mentioned above and improved product mix and margins. Defense gross profit increased $6,984,000 from $22,929,000 to $29,913,000, primarily reflecting the increase in sales mentioned above and improved product margins and increased efficiencies. Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment were flat.  Selling and general expenses for the Defense segment decreased $394,000, primarily reflecting a decrease in employee compensation resulting from retirements that occurred in second half 2019 and lower legal & professional expenses.  Safety segment selling and general expenses increased by $1,000,000, primarily reflecting the selling and general expenses of OneEvent, whose assets were acquired during third quarter 2019 and increased marketing and staffing.  For additional information about the OneEvent acquisition, see note K to the Company's Consolidated Financial Statements.

Intangibles amortization increased by $114,000. The increase reflects the Safety segment’s amortization of intangibles acquired during the OneEvent acquisition.  For the first six months ended June 28, 2020 and June 30, 2019, the Company recorded amortization expense of $114 and $0, respectively, associated with the intangible asset.

The above items were responsible for the change in operating profit.

The $1,050,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities stemming from lower yields on a lower average daily investment.

Earnings from continuing operations before provision for income taxes increased $8,857,000 from $17,955,000 to $26,812,000.  The provision for income taxes from continuing operations increased from $3,851,000 to $5,933,000, which resulted in an effective income tax rate of 22% in 2020 versus 21% in 2019.  Earnings from continuing operations increased $6,775,000 from $14,104,000 to $20,879,000, or 48%.

Earnings from discontinued operations, net of tax, for the first six months ended June 28, 2020 and June 30, 2019 were $0 and $3,000, respectively.

Net earnings increased $6,772,000 from $14,107,000 to $20,879,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $14,633,000 and $7,860,000 for the six months ended June 28, 2020 and June 30, 2019, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2020 were net earnings of $20,879,000, which included non-cash depreciation and amortization expenses of $1,500,000.  Also contributing to the cash provided was a net increase in payable and accrual levels, partially offset by increased inventory levels, deposits made to vendors included in other assets and current assets, and an increase in accounts receivable levels.  Of particular note during the first six months of 2019 were net earnings of $14,107,000, which included total non-cash depreciation expense of $1,899,000.  Also contributing to the cash provided were decreases in accounts receivable levels stemming from cash collections on customer sales and deposits made to vendors included in other assets and current assets, partially offset by an increase in inventory levels and a net decrease in payable and accrual levels.

Net cash used in investing activities was $20,182,000 during the first six months of 2020 as compared to $40,523,000 provided by investing activities during the first six months of 2019.  Significant factors contributing to the change were net purchases of marketable securities in 2020 of $19,449,000, in contrast with net maturities and sales of marketable securities in 2019 of $43,282,000 and proceeds from an insurance settlement of $807,000 in 2019, with no corresponding settlement in 2020. Also contributing to the change in cash used was a decrease in the purchase of property, plant, and equipment.  Cash provided by discontinued operations for the first six months of 2020 and 2019 were $0 and $807,000, respectively.

Cash flows from financing activities for the first six months of 2020 and 2019 are essentially flat and primarily relate to the annual dividend payments.  Cash flows for both six-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $24,190,000 during the first six months of 2020 to $274,348,000 at June 28, 2020 for the reasons stated above.  The Company's current ratio was 6.0 to 1.0 at June 28, 2020 and 8.6 to 1.0 at December 31, 2019.

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

Impairment and Valuation of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets consist of property, plant and equipment and intangible assets. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, the amounts of the cash flows and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. The Company derives the required cash flow estimates from its historical experience and its internal business plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of June 28, 2020. The Company’s Chief Executive Officer and Treasurer (principal financial officer) have concluded that the Company’s disclosure controls and procedures were not effective as of that date, as a result of a material weakness in internal control over financial reporting described below.

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

In Item 9A of the Company’s Annual Reports on Form 10-K for the year ended December 31, 2019 and on Form 10-K/A for the year ended December 31, 2018 filed with the SEC on March 11, 2020 and November 15, 2019, respectively, management identified a material weakness in its internal controls over financial reporting related to revenue recognition. The Company did not properly design and maintain effective controls over revenue for its Defense segment, as the controls failed to demonstrate an appropriate level of precision over the assessment and documentation of the point in time pattern of revenue recognition, and did not fully consider alternative use and the impact of certain termination clauses in its contracts with customers that might create a legal right for payment for work completed prior to the contract termination that would include a reasonable profit margin.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company may be negatively impacted by the fear of exposure to, or actual effects of, pandemics and epidemics or similar public health crises. In response to a public health crisis, national, state and local authorities have implemented a variety of measures to limit the spread of a disease, such as travel restrictions, social distancing or imposing quarantine and isolation measures on the population. They may implement other measures.  The impacts of a public health crisis may include, but are not limited to:

• Significant reductions in demand or significant volatility in demand for the Company’s products, which may be caused by, among other things, the temporary inability of consumers to purchase the products due to illness, self-quarantine, travel restrictions, financial hardship, restrictions that limit access to or close customer stores, shifts in demand away from one or more of the Company’s more discretionary or higher priced products to lower priced products, or the inability to meet heightened demand stemming from programs like the CARES Act that provide substantial additional purchasing power to consumers;

• Inability to meet the Company’s customers’ needs and achieve cost targets due to disruptions in distribution capabilities or the supply chain caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished products or components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing sources and distribution processes;

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

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: August 7, 2020