Form 10-Q
period 2020-09-27
NATIONAL PRESTO INDUSTRIES INC
filed 2020-11-06
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 27, 2020

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

There were 7,023,288 shares of the Issuer’s Common Stock outstanding as of November 6, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 27, 2020 and December 31, 2019

(Dollars in thousands)

	September 27, 2020 (Unaudited)		December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$44,428		$79,579
Marketable securities		79,098		78,733
Accounts receivable, net		63,163		41,464
Inventories:
Finished goods	$34,544		$33,495
Work in process	93,716		87,805
Raw materials	7,842	136,102	7,236	128,536
Notes receivable, current		2,868		2,853
Other current assets		9,099		6,668
Total current assets		334,758		337,833
PROPERTY, PLANT AND EQUIPMENT	$95,435		$93,982
Less allowance for depreciation	58,731	36,704	56,704	37,278
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,892		3,059
NOTES RECEIVABLE		7,343		7,182
RIGHT-OF-USE LEASE ASSETS		3,373		3,521
DEFERRED INCOME TAXES		1,256		1,281
OTHER ASSETS		9,035		4,782
		$410,678		$410,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 27, 2020 and December 31, 2019

(Dollars in thousands)

	September 27, 2020 (Unaudited)		December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$28,891		$21,652
Federal and state income taxes		2,252		3,799
Lease liabilities		547		520
Accrued liabilities		14,949		13,324
Total current liabilities		46,639		39,295
LEASE LIABILITIES - NON-CURRENT		2,826		3,001
OTHER NON-CURRENT LIABILITIES		1,166		-
Total liabilities		50,631		42,296
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	12,131		11,447
Retained earnings	353,687		362,842
Accumulated other comprehensive income	230		136
	373,489		381,866
Treasury stock, at cost	13,442		13,909
Total stockholders' equity		360,047		367,957
		$410,678		$410,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 27, 2020 and September 29, 2019

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Net sales	$93,937	$78,006	$246,705	$213,601
Cost of sales	73,219	54,159	188,127	162,586
Gross profit	20,718	23,847	58,578	51,015
Selling and general expenses	6,212	6,609	19,366	19,092
Intangibles amortization	54	-	168	-
Operating profit	14,452	17,238	39,044	31,923
Other income	812	1,398	3,032	4,668
Earnings from continuing operations before provision for income taxes	15,264	18,636	42,076	36,591
Provision for income taxes from continuing operations	3,126	3,924	9,059	7,775
Earnings from continuing operations	12,138	14,712	33,017	28,816
Earnings from discontinued operations, net of tax	-	1,677	-	1,680
Net earnings	$12,138	$16,389	$33,017	$30,496

Weighted average shares outstanding:
Basic and diluted	7,041	7,020	7,036	7,018

Net Earnings per share, basic and diluted:
From continuing operations	$1.72	$2.09	$4.69	$4.11
From discontinued operations	0.00	0.24	0.00	0.24
Net earnings per share	$1.72	$2.33	$4.69	$4.35

Comprehensive income:
Net earnings	$12,138	$16,389	$33,017	$30,496
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(64)	(23)	94	135
Comprehensive income	$12,074	$16,366	$33,111	$30,631

Cash dividends declared and paid per common share	$0.00	$0.00	$6.00	$6.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 27, 2020 and September 29, 2019

(Unaudited)

(Dollars in thousands)

	2020	2019
Cash flows from operating activities:
Net earnings	$33,017	$30,496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,070	2,815
Intangibles amortization	168	-
Non-cash retirement plan expense	379	359
Loss (gain) on sale of property, plant, and equipment	2	(160)
Gain on legal settlement	-	(2,300)
Other	558	670
Changes in operating accounts:
Accounts receivable, net	(21,699)	11,049
Inventories	(7,566)	(39,421)
Other assets and current assets	(6,684)	(3,351)
Accounts payable and accrued liabilities	10,030	(5,099)
Federal and state income taxes	(2,011)	1,372
Net cash provided by (used in) operating activities	8,264	(3,570)

Cash flows from investing activities:
Marketable securities purchased	(42,105)	(98,416)
Marketable securities - maturities and sales	41,859	148,406
Proceeds from note receivable	-	2,100
Purchase of property, plant and equipment	(1,498)	(4,326)
Acquisition of business, net of cash acquired	-	(3,733)
Proceeds from legal settlement	-	2,300
Proceeds from insurance settlement	-	807
Sale of property, plant and equipment	-	767
Net cash (used in) provided by investing activities	(1,744)	47,905

Cash flows from financing activities:
Dividends paid	(42,172)	(42,087)
Proceeds from sale of treasury stock	528	518
Other	(27)	(442)
Net cash used in financing activities	(41,671)	(42,011)

Net (decrease) increase in cash and cash equivalents	(35,151)	2,324
Cash and cash equivalents at beginning of period	79,579	56,847
Cash and cash equivalents at end of period	$44,428	$59,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 27, 2020 and September 29, 2019

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance June 30, 2019	6,997	$7,441	$10,914	$334,730	$180	$(14,066)	$339,199
Net earnings				16,389			16,389
Unrealized loss on available-for-sale securities, net of tax					(23)		(23)
Other	6		284		-	42	326
Balance September 29, 2019	7,003	$7,441	$11,198	$351,119	$157	$(14,024)	$355,891

Balance June 28, 2020	7,019	$7,441	$11,923	$341,549	$294	$(13,512)	$347,695
Net earnings				12,138			12,138
Unrealized loss on available-for-sale securities, net of tax					(64)		(64)
Other	2		208			70	278
Balance September 27, 2020	7,021	$7,441	$12,131	$353,687	$230	$(13,442)	$360,047

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2018	6,981	$7,441	$10,360	$362,709	$21	$(14,408)	$366,123
Net earnings				30,496			30,496
Unrealized gain on available-for-sale securities, net of tax					135		135
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(42,087)			(42,087)
Other	22		838	1	1	384	1,224
Balance September 29, 2019	7,003	$7,441	$11,198	$351,119	$157	$(14,024)	$355,891

Balance December 31, 2019	7,006	$7,441	$11,447	$362,842	$136	$(13,909)	$367,957
Net earnings				33,017			33,017
Unrealized gain on available-for-sale securities, net of tax					94		94
Dividends paid March 13, $1.00 per share regular, $5.00 per share extra				(42,172)			(42,172)
Other	15		684			467	1,151
Balance September 27, 2020	7,021	$7,441	$12,131	$353,687	$230	$(13,442)	$360,047

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

In response to the government mandated COVID-19 shutdowns, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act did not have a material impact on the Company’s income tax provision for the three or nine months ended September 27,  2020.  Starting May 1, 2020, the Company had deferred employer social security payments as provisioned by the Act.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

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

For the Housewares/Small Appliance segment, revenue is generally recognized as the completed, ordered product is shipped to the customer from the Company’s warehouses.  For the relatively few situations in which revenue should be recognized when product is received by the customer, the Company adjusts revenue accordingly.  For the Defense segment, revenue is primarily recognized when the customer has legal title and formally documents that it has accepted the products.  There are also certain termination clauses in Defense segment contracts that may give rise to an over-time pattern of recognition of revenue in the absence of alternative use of the product.  In some situations, the customer may obtain legal title and accept the products at the Company’s facilities, arranging for transportation at a later date, typically in one to four weeks.  The Company does not consider the short-term storage of the customer owned products to be a material performance obligation, and no part of the transaction price is allocated to it.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of September 27, 2020 and December 31, 2019, $1,585,000 and $1,847,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $220,000 during the nine-month period ended September 27, 2020 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the nine month periods ended September 27, 2020 and September 29, 2019, the Company reduced its estimate of returns of seasonal and newly introduced product by $421,000 and $265,000, respectively.  There were no other material adjustments to the aforementioned estimates during the same periods.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $323,462,000 and $310,385,000 as of September 27, 2020 and December 31, 2019, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense Products	Safety	Total
Quarter ended September 27, 2020
External net sales	$27,169	$66,679	$89	$93,937
Gross profit (loss)	5,259	15,718	(259)	20,718
Operating profit (loss)	2,385	13,416	(1,349)	14,452
Total assets	218,464	171,105	21,109	410,678
Depreciation and amortization	243	434	61	738
Capital expenditures	130	624	10	764

Quarter ended September 29, 2019
External net sales	$21,597	$56,395	$14	$78,006
Gross profit (loss)	2,823	21,363	(339)	23,847
Operating profit (loss)	(865)	19,161	(1,058)	17,238
Total assets	232,565	151,455	20,252	404,272
Depreciation and amortization	320	538	58	916
Capital expenditures	298	460	36	794

	(in thousands)
	Housewares / Small Appliances	Defense Products	Safety	Total
Nine Months Ended September 27, 2020
External net sales	$73,025	$173,489	$191	$246,705
Gross profit (loss)	13,982	45,631	(1,035)	58,578
Operating profit (loss)	4,739	38,341	(4,036)	39,044
Total assets	218,464	171,105	21,109	410,678
Depreciation and amortization	722	1,295	221	2,238
Capital expenditures	456	945	97	1,498

Nine Months Ended September 29, 2019
External net sales	$60,415	$153,133	53	$213,601
Gross profit (loss)	7,369	44,292	(646)	51,015
Operating profit (loss)	(2,623)	36,708	(2,162)	31,923
Total assets	232,565	151,455	20,252	404,272
Depreciation and amortization	943	1,701	171	2,815
Capital expenditures	250	3,555	214	4,019

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

At September 27, 2020 and December 31, 2019, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by

FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 27, 2020
Tax-exempt Municipal Bonds	$49,954	$50,245	$291	$-
Variable Rate Demand Notes	28,853	28,853	-	-
Total Marketable Securities	$78,807	$79,098	$291	$-

December 31, 2019
Tax-exempt Municipal Bonds	$39,313	$39,484	$176	$5
Variable Rate Demand Notes	39,249	39,249	-	-
Total Marketable Securities	$78,562	$78,733	$176	$5

Proceeds from maturities and sales of available-for-sale securities totaled $23,224,000 and $9,823,000 for the three month periods ended September 27, 2020 and September 29, 2019, respectively, and totaled $41,859,000 and $148,406,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized (losses) gains included in other comprehensive income were ($81,000) and ($28,000) before taxes for the three month periods ended September 27, 2020 and September 29, 2019, respectively, and were $119,000 and $173,000 before taxes for the nine month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at September 27, 2020 are as follows: $43,015,000 within one year; $7,230,000 beyond one year to five years; $3,590,000 beyond five years to ten years, and $25,263,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of September 27, 2020 and December 31, 2019,  $13,376,000 and $9,396,000 of such prepayments, respectively, remained unused and outstanding.  At  September 27, 2020 and December 31, 2019, $4,341,000 and $4,614,000 of those payments, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
Summary of Lease Cost (in thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating lease cost	$183	$178	$544	$514
Short-term and variable lease cost	131	64	337	145
Total lease cost	$314	$242	$881	$659

Operating cash used for operating leases was $314,000 and $881,000 for the three and nine months ended September 27, 2020, respectively.  The weighted-average remaining lease term was 7.1 years, and the weighted-average discount rate was 5.6% as of September 27, 2020.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2020 (remaining three months)	$177
2021	716
2022	719
2023	574
2024	472
Thereafter	1,452
Total lease payments	$4,110
Less: future interest expense	737
Lease liabilities	$3,373

Lease income from operating lease payments was $463,000 and $444,000 for the quarters ended September 27, 2020 and September 29, 2019, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2020 (remaining three months)	$463
2021	1,839
2022	1,832
2023	1,832
2024	1,832
Thereafter	14,656
Total lease payments	$22,454

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

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for nearly 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company intends to vigorously fight the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of September 27, 2020.

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

The acquired intangibles primarily include technology software and patents that will be amortized over a period of 10-15 years.  The amount of goodwill recorded reflects expected earning potential of the acquired technology software and patents.  The recorded goodwill is deductible for income tax purposes over a fifteen-year period.  The Company’s statement of comprehensive income for the third quarter of 2019 includes revenue of $13,000 and loss ($298,000) from the acquired business from the date of acquisition through September 30, 2019.  The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2019.

	(unaudited)
	(in thousands, except per share data)
	Quarter Ended	Nine Months Ended
	September 29, 2019	September 29, 2019

Net sales	$78,011	$213,652
Net earnings	16,196	29,069

Net earnings per share (basic and diluted)	$2.31	$4.14
Weighted average shares outstanding (basic and diluted)	7,020	7,018

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

NOTE L - DISCONTINUED OPERATIONS

On January 3, 2017, the Company and  its wholly-owned subsidiary, Presto Absorbent Products, Inc. ("PAPI"), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. ("Drylock").  See Note P to the Company's consolidated financial statements included in Form 10-K for the year ended December 31, 2019.  As a result, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation.

During the third quarter of 2019, the Company recognized Other income from the settlement of a lawsuit with a third party for breach of contract.

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash used in operating activities from discontinued operations was $0 and $1,050,000 for the nine months ended September 27, 2020 and September 29, 2019, respectively.  Cash provided by investing activities related to discontinued operations was $0 and $3,107,000 for the nine months ended September 27, 2020 and September 29, 2019, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provided for total annual payments of $1,288,000 initially.  During the fourth quarter of 2018, the lease agreement was amended to incorporate additional facilities that the Company built for Drylock.  The amended lease provides for an initial term of approximately 14 years, and allows for successive three-year renewal periods, as well as options to terminate the lease early after five and ten years.  The amended lease also provides for adjustments to the rental payments based on certain price indices, taxes, and space occupied.  The Company estimates the annual payments under the amended lease will total $1,832,000. The amounts received from Drylock for rental income are recorded in Other Income on the Consolidated Statements of Comprehensive Income.

 NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The COVID-19 related shutdowns and their aftermath have affected each segment in a variety of ways, which include increased absenteeism; the cancellation of planned trade shows and customer/supplier visits; inefficiencies inherent from working at home; as well as customer and supplier issues in placing and accepting orders; picking up, accepting, or shipping product; or making or accepting deliveries occasioned by similar problems. See “Item 1A. Risk Factors” titled “The COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.”

Comparison of Third Quarter 2020 and 2019

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended September 27, 2020 and September 29, 2019.

On a consolidated basis, net sales increased by $15,931,000 (20%), gross profit decreased by $3,129,000 (13%), selling and general expenses decreased by $397,000 (6%), and intangibles amortization increased by $54,000.  Other income decreased by $586,000  (42%), while earnings from continuing operations before provision for income taxes decreased by $3,372,000 (18%), and earnings from continuing operations decreased by $2,574,000 (18%). Earnings from discontinued operations, net of tax, decreased $1,677,000 (100%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $5,572,000 from $21,597,000 to $27,169,000, or 25.8%, primarily attributable to an increase in shipments.  Defense net sales increased by $10,284,000 from $56,395,000 to $66,679,000, or 18%, also primarily reflecting an increase in shipments partially offset by the absence of the prior year's proceeds from the settlement of a customer termination of $9,412,000.

Housewares/Small Appliance gross profit increased $2,436,000 from $2,823,000 to $5,259,000, primarily reflecting the increased sales mentioned above and improved product mix and margins. Defense gross profit decreased $5,645,000 from $21,363,000 to $15,718,000, primarily reflecting the absence of the prior year's proceeds from the customer termination agreement partially offset by the increase in sales mentioned above.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $814,000, primarily reflecting lower accruals for self-insurance reserves of $335,000, the absence of 2019 charges related to the vesting of stock upon retirement of long-term employees of $448,000, and lower legal and professional expenses of $195,000. Selling and general expenses for the Defense segment were relatively flat, increasing $100,000.  Safety segment selling and general expenses increased by $317,000, primarily reflecting increased legal and professional expense for OneEvent, and increased marketing and segment staffing.  For additional information about the OneEvent acquisition, see note K to the Company’s Consolidated Financial Statements.

Intangibles amortization increased by $54,000.  The increase reflects the amortization of the OneEvent acquisition-related intangibles.  For the three months ended September 27, 2020 and September 29, 2019, the Company recorded amortization expense of $54,000 and $0, respectively, associated with the intangible asset.

The above items were responsible for the change in operating profit.

The $586,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from lower yields on a lower average daily investment.

Earnings from continuing operations before provision for income taxes decreased $3,372,000 from $18,636,000 to $15,264,000.  The provision for income taxes decreased from $3,924,000 to $3,126,000, which resulted in an effective income tax rate of 21% in both 2020 and 2019.  Earnings from continuing operations decreased $2,574,000 from $14,712,000 to $12,138,000, or 18%.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, LTD. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation. Earnings from discontinued operations, net of tax, for the three months ended September 27, 2020 and September 30, 2019 was $0 and $1,677,000, respectively.  The majority of the 2019 earnings stemmed from the settlement of a lawsuit for breach of contract.

Net earnings decreased $4,251,000 from $16,389,000 to $12,138,000.

Comparison of First Nine Months 2020 and 2019

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended September 27, 2020 and September 29, 2019.

On a consolidated basis, sales increased by $33,104,000 (16%), gross profit increased by $7,563,000 (15%), selling and general expenses increased by $274,000 (1%), and intangibles amortization increased by $168,000.   Other income decreased by $1,636,000 (35%), while earnings from continuing operations before provision for income taxes increased by $5,485,000 (15%), and earnings from continuing operations increased by $4,201,000 (15%). Earnings from discontinued operations, net of tax, decreased $1,680,000 (100%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $12,610,000 from $60,415,000 to $73,025,000, or 21%, primarily attributable to an increase in shipments.  Defense net sales increased by $20,356,000 from $153,133,000 to $173,489,000, or 13%, also primarily reflecting an increase in units shipped partially offset by the absence of the prior year's proceeds from the settlement of a customer termination of $9,412,000.

Housewares/Small Appliance gross profit increased $6,613,000 from $7,369,000 to $13,982,000, primarily reflecting the increase in sales mentioned above and improved product mix and margins. Defense gross profit increased $1,339,000 from $44,292,000 to $45,631,000, primarily reflecting the increase in sales mentioned above and improved product margins and increased efficiencies partially offset by the absence of the proceeds from the prior year's settlement of a customer termination mentioned above. Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $749,000, primarily reflecting lower accruals for self-insurance reserves of $182,000, legal & professional expenses of $246,000, and lower compensation expense of $621,000, largely related to the vesting of stock upon the retirement of long-term employees partially offset by a net increase in sales and marketing expenses.  Selling and general expenses for the Defense segment decreased $294,000, primarily reflecting a decrease in employee compensation resulting from retirements that occurred in second half 2019 and lower legal & professional expenses partially offset by the absence of the prior year gain on sale of assets of $163,000.  Safety segment selling and general expenses increased by $1,317,000, primarily reflecting increased legal & professional expenses for OneEvent and increased marketing and segment staffing.  OneEvent was acquired during the third quarter of 2019.  For additional information about the OneEvent acquisition, see note K to the Company's Consolidated Financial Statements.

Intangibles amortization increased by $168,000. The increase reflects the Safety segment’s amortization of intangibles acquired during the OneEvent acquisition.  For the first nine months ended September 27, 2020 and September 29, 2019, the Company recorded amortization expense of $168 and $0, respectively, associated with the intangible asset.

The above items were responsible for the change in operating profit.

The $1,636,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities stemming from lower yields on a lower average daily investment.

Earnings from continuing operations before provision for income taxes increased $5,485,000 from $36,591,000 to $42,076,000.  The provision for income taxes from continuing operations increased from $7,775,000 to $9,059,000, which resulted in an effective income tax rate of 22% in 2020 versus 21% in 2019.  Earnings from continuing operations increased $4,201,000 from $28,816,000 to $33,017,000, or 15%.

Earnings from discontinued operations, net of tax, for the first nine months ended September 27, 2020 and September 29, 2019 were $0 and $1,680,000, respectively.   The majority of the 2019 earnings stemmed from the settlement of a lawsuit for breach of contract.

Net earnings increased $2,521,000 from $30,496,000 to $33,017,000.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $8,264,000 and ($3,570,000) for the nine months ended September 27, 2020 and September 29, 2019, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2020 were net earnings of $33,017,000, which included non-cash depreciation and amortization expenses of $2,238,000.  Also contributing to the cash provided was a net increase in payable and accrual levels, partially offset by increased inventory levels, deposits made to vendors included in other assets and current assets, and an increase in accounts receivable levels.  Of particular note during the first nine months of 2019 were net earnings of $30,496,000, which included non-cash depreciation expense of $2,815,000 and a gain on a legal settlement of $2,300,000.  Contributing to the cash used were an increase in inventory levels and deposits made to vendors included in other assets and current assets and a net decrease in payable and accrual levels partially offset by a decrease in accounts receivable levels stemming from cash collections on customer sales.  Cash used in operating activities from discontinued operations for the first nine months of 2020 and 2019 were $0 and $1,050,000, respectively.

Net cash used in investing activities was $1,744,000 during the first nine months of 2020 as compared to $47,905,000 provided by investing activities during the first nine months of 2019.  Significant factors contributing to the change were net purchases of marketable securities in 2020 of $246,000, in contrast with net maturities and sales of marketable securities in 2019 of $49,990,000, proceeds from a legal settlement of $2,300,000 in 2019, and proceeds from an insurance settlement of $807,000 in 2019, and proceeds from a note receivable of $2,100,000 in 2019. Also contributing to the change in cash used was a decrease in the purchase of property, plant, and equipment and the acquisition of OneEvent in 2019.  Cash provided by discontinued operations for the first nine months of 2020 and 2019 were $0 and $3,107,000, respectively.

Cash flows from financing activities for the first nine months of 2020 and 2019 are essentially flat and primarily relate to the annual dividend payments.  Cash flows for both nine-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $10,419,000 during the first nine months of 2020 to $288,119,000 at September 27, 2020 for the reasons stated above.  The Company's current ratio was 7.2 to 1.0 at September 27, 2020 and 8.6 to 1.0 at December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of September 27, 2020. The Company’s Chief Executive Officer and Treasurer (principal financial officer) have concluded that the Company’s disclosure controls and procedures were not effective as of that date, as a result of a material weakness in internal control over financial reporting described below.

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

Remediation Plan

The Company has designed a remediation plan to address the control deficiencies and strengthen its internal control over financial reporting, which entails reassessing the design and operating effectiveness of its controls over the review of Defense segment contracts, including implementing an appropriate level of precision in its reviews to identify significant key terms and assumptions that could impact the pattern of revenue recognition. The new controls over revenue were implemented as of September 1, 2020. The material weakness will be considered remediated upon the successful completion of management's testing of the operating effectiveness of the controls expected in the 4th quarter of 2020.

Changes in Internal Control over Financial Reporting

Other than the controls mentioned in the Remediation Plan above, there were no changes in internal controls over financial reporting during the quarter ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: November 6, 2020