Form 10-K
period 2020-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2021-03-16
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $421,281,573.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2021 was 7,025,943.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2020 Annual Report and portions of its Proxy Statement for its 2021 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

A.  DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company" or “National Presto”) consists of three business segments.  For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements.  The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances that enrich the lives of consumers by making life easier, more productive and more enjoyable.  The Defense segment, which protects the lives of the citizens of our nation, as well as the citizens of our nation’s allies, by providing our warfighters with reliable products, manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases; performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the U.S. Government and prime contractors; and manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials.  The Safety segment, which provides innovative safety technology empowering organizations and individuals to protect what is most important, currently consists of two startup companies.  The first is Rusoh, Inc., which designs and markets the Rusoh® Eliminator® fire extinguisher, the first owner-maintained fire extinguisher.  The second is OneEvent Technologies, Inc.  It offers systems that provide early warning of conditions that could ultimately lead to significant losses.  The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential safety issues around pharmaceuticals and food.  The OneEvent® system also has the ability to continually measure other factors such as smoke, carbon monoxide, motion, humidity, and moisture.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, Ltd. (“Drylock”).  As a result, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation.  See Note P for further discussion.

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

For the year ended December 31, 2020, approximately 14% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 17% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, egg cookers, slow cookers, tea kettles, electric stainless steel appliances, non-cast fryers, air fryers and heaters).  For the year ended December 31, 2019, approximately 14% of consolidated net sales were provided by cast products, and approximately 17% by noncast/thermal appliances.  For the year ended December 31, 2018, approximately 11% of consolidated net sales were provided by cast products, and approximately 16% by noncast/thermal appliances.  For the years ended December 31, 2020, 2019 and 2018, this segment had one customer which accounted for 10% or more of the Company’s consolidated net sales.  That customer was Wal-Mart Stores, Inc., which accounted for 10%, 12%, and 10% of consolidated net sales in the years ended December 31, 2020, 2019, and 2018, respectively.  During 2020, Amazon also accounted for 10% of consolidated net sales.  The loss of either Wal-Mart Stores or Amazon as a customer would have a material adverse effect on the segment.

Products are sold primarily in the United States and Canada directly to retailers and also through independent distributors.  Although the Company has long established relationships with many of its customers, it does not have long-term supply contracts with them.  The loss of, or material reduction in, sales to any of the Company's major customers could adversely affect the Company's business.  The majority of the housewares and electrical appliances are sourced from vendors in the Orient.  (See Note J to the Consolidated Financial Statements.)

The Company has a sales force of 7 employees that sell to and service most customers.  A few selected accounts are handled by manufacturers' representatives who may also sell other product lines. Sales promotional activities have been conducted primarily through the use of newspaper advertising, in store promotions, and digital advertising.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient.  Product competition extends to special product features, product pricing, product quality, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability during the Company's most active selling periods.

Research and development costs related to new product development for the years 2020, 2019, and 2018 were expensed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

The Company invests funds not currently required for business activities (see Note A(5) to the Consolidated Financial Statements).  Income from invested funds is included in Other Income in the accompanying Consolidated Statements of Comprehensive Income.

Earnings from investments may vary significantly from year to year depending on interest yields on instruments meeting the Company's investment criteria, and the extent to which funds may be needed for internal growth, acquisitions, newly identified business activities, and reacquisition of Company stock.

2. Defense Segment

AMTEC Corporation was acquired on February 24, 2001, and manufactures 40mm ammunition, and precision mechanical and electro-mechanical products for the U.S. Department of Defense (DOD) and DOD prime contractors.  AMTEC’s 106,000 square foot manufacturing facility located in Janesville, Wisconsin, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators).  AMTEC is also the prime contractor for the 40mm ammunition system to the DOD (more fully described below).

Spectra Technologies LLC, a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors.  Spectra maintains 364,000 square feet of space located in East Camden, Arkansas, dedicated primarily to Load, Assemble and Pack (LAP) type work.

Amron, a division of AMTEC, holds the assets that were purchased from Amron LLC on January 30, 2006.  Amron manufactures cartridge cases used in medium caliber ammunition (20mm, 25mm, 30mm, 40mm, and 50mm) primarily for the DOD and DOD prime contractors, which includes the 40mm systems program previously mentioned and referenced below.  The Amron manufacturing facility is 208,000 square feet and is located in Antigo, Wisconsin.

Tech Ord, a division of AMTEC, holds the assets formerly owned by Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and all of the real property previously owned by Technical Ordnance Realty, LLC.  These assets were acquired on January 24, 2014. The division manufactures in its 88,000 square foot Clear Lake facility detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials.  Its major customers include US and foreign government agencies, AMTEC Corporation, and other defense contractors.

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

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement. Deliveries under this contract exceeded $566,000,000, with the final deliveries completed in 2018.  In addition, as part of an acquisition of a group of assets from DSE, Inc, a 40mm competitor, which was completed on November 7, 2013, AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the novated DSE 40mm contract were completed in 2018.  The Company submitted its bid for a third contract, and although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remained and were subsequently awarded to AMTEC as the Army’s FY16 40mm requirements in a single award valued at $84,750,000. Final deliveries for the FY16 contract were completed in 2019.  On August 30, 2017, the Army awarded AMTEC, as the sole prime contractor, a third five-year 40mm system contract covering FY17-21 requirements.  The value of awards to date is approximately $300,000,000 for FY17 through FY21, with deliveries scheduled to continue into 2022.  The actual annual and cumulative dollar volume with the Army over the balance of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense.

During 2020, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is usually awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2017 contract applied to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

3. Safety Segment

The Safety segment was formed in the third quarter of 2019 with the purchase of substantially all of the assets of OneEvent Technologies, Inc. on July 23, 2019.   The segment is comprised of OneEvent Techologies, Inc. and Rusoh, Inc., which was previously included in the Company’s Housewares/Small Appliance segment.

OneEvent Technologies, Inc. leases 7,000 square feet in Mount Horeb, Wisconsin. Established in 2014, OneEvent’s cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict and alert in a timely fashion so that the customer has an opportunity to prevent a loss.  Sensors measure a variety of environmental data including temperature, smoke, carbon monoxide, humidity, water, motion, and more.  The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential mechanical issues which can in turn affect the maintenance of critical temperatures for the safe storage of pharmaceuticals and food.  The system detects anomalies in defrost and refrigeration cycles, enabling it to provide notice days or even weeks in advance of a potential malfunction.  With these alerts, customers can act proactively to correct the situation and prevent the loss or deterioration of valuable pharmaceuticals or foods well in advance of an equipment failure.

Rusoh, Inc. rents 8,000 square feet of office space located in the Company’s Eau Claire, Wisconsin facility.  Formed in 2012, Rusoh designs and markets the Rusoh® Eliminator® fire extinguisher. The fire extinguisher is an owner-maintained, multipurpose, reloadable, dry chemical fire extinguisher and is the first portable owner-maintained fire extinguisher.

The operations of both of the businesses that comprise the Safety segment are startup in nature and have resulted in limited revenues.  The segment has a sales force of 4 employees that sell to and service most customers.  Product competition extends to product features, product pricing, product quality, marketing programs,  service policies and other factors.  New product introductions are an important part of the segment's sales to enhance its product offerings.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  Securing Underwriters Laboratories (UL) certification is a prerequisite to sales, and the process for securing certification is both expensive and time consuming.  It typically takes in excess of a year.  Fully tooled products are required prior to the performance of most tests.  High-cost advertising commitments which may accompany such products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability to meet commitments.

Research and development costs related to new product development for the years 2020, 2019, and 2018 were expensed in operations of these years.

The segment primarily warehouses and distributes its products from Mount Horeb as well as distribution centers located in Canton and Jackson, Mississippi.  Selective use is made of leased tractors and trailers.

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

3. Effects of Compliance with Environmental and Other Regulations

In May 1986, the Company's Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency's (EPA) National Priorities List (NPL) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of hazardous waste deposited on the property.  At year end 1998, all remediation projects at the Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.

Based on factors known as of December 31, 2020, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.

Like other manufacturers, the Company is subject to a broad range of federal, state, local and foreign laws and requirements, including those concerning air emissions, discharges into waterways, and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, as well as the remediation of contamination associated with releases of hazardous substances at the Company’s facilities and off-site disposal locations, workplace safety and equal employment opportunities.  These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the Company in the future.  Like other industrial concerns, the Company’s manufacturing operations entail the risk of noncompliance, and there can be no assurance that the Company will not incur material costs or other liabilities as a result thereof.

The Company is also subject to various other federal, state, and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities, and product safety.  These regulations stem from regulatory bodies or laws such as the US Consumer Product Safety Commission, the US Food and Drug Administration, California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65), the US Department of Transportation, and authorities having jurisdiction for fire safety and refrigeration equipment.  The Company believes it is currently in material compliance with all such applicable laws and regulations.

In addition, U.S. Government contractors are subject to extensive laws and regulations specific to the defense industry, several of which are delineated in Item 1A Risk Factors under the heading “U.S. Government contractors are subject to extensive laws and regulations applicable to the defense industry and the Company could be adversely affected by changes in and compliance with such laws and regulations, or any negative findings by the U.S. government regarding the Company’s compliance with them.”

4. Human Capital

As of December 31, 2020, the Company and its subsidiaries had 955 employees compared to 919 employees at the end of December 2019.

Approximately 231 employees of Amron are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2025.

The Company provides its employees with competitive salaries and bonuses, opportunities for equity ownership, opportunities for continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.

5. Industry Practices Related to Working Capital Requirements

The major portion of the Company's sales are made with terms of 60 days or shorter.

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

The contract backlog of the Defense segment was approximately $320,214,000, $310,385,000, and $333,592,000 at December 31, 2020, 2019, and 2018, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period, after December 31, 2020.

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

Although the Company has a long-established relationship with its major customers, it does not have any long-term supply agreements or guaranties of minimum purchases.  As a result, the customers may fail to place anticipated orders, change planned quantities, delay purchases, or change product assortments for reasons beyond the Company’s control, which could prove detrimental to the segment’s operating results.

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

As distributors of consumer products in the United States, the Company is subject to the Consumer Products Safety Act, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous.  Under certain circumstances, the U.S. Consumer Products Safety Commission could require the Company to repair, replace or refund the purchase price of one or more of its products, or the Company may voluntarily do so. Any repurchase or recall of products could be costly and damage the Company’s reputation, as well as subject it to a sizable penalty that the Commission is empowered to impose.  If the Company removed products from the market, its reputation or brands could be tarnished and it might have large quantities of finished products that could not be sold.

The Company could also face exposure to product liability claims if one of its products were alleged to have caused property damage, bodily injury or other adverse effects. It is self-insured to specified levels of those claims and maintains product liability insurance for claims above the self-insured levels. The Company may not be able to maintain such insurance on acceptable terms, if at all, in the future.  In addition, product liability claims may exceed the amount of insurance coverage.  Moreover, many states do not allow insurance companies to provide coverage of punitive damages, in the event such damages were imposed.  Additionally, the Company does not maintain product recall insurance.  As a result, product recalls or product liability claims could have a material adverse effect on the Company’s business, results of operations and financial condition.

The portable appliance and floor care companies’ industry association is in the process of trying to promulgate sustainability standards for the industry.  It has passed an outline for a standard but has not yet developed specific guidelines for implementation.  The Sustainability Consortium (TSC) under the auspices of a Retail Industry Leaders Association (RILA) is trying to develop standards for all consumer products.  If either the association or TSC is successful in developing enforceable standards, the standards are expected to ultimately become mandatory.  The standards as drafted will do nothing for the environment, but will entail the addition of significant bureaucracy and outside certification fees.  As such, compliance will be burdensome and expensive.

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

Substantially all of the Company’s U.S. Government contracts are fixed-price.  Under fixed-price contracts, the Company agrees to perform the work for a fixed price, subject to limited escalation provisions on specified raw materials.  Thus it bears the risk that any increases or unexpected costs may reduce profits or potentially cause losses on the contract, which could have a material adverse effect on results of operations and financial condition.  That risk is potentially compounded by the political actions under consideration by federal and state governments, including climate change and labor regulations, which could have an impact if enacted or promulgated on the availability of affordable labor, energy and ultimately, materials, as the effects of the legislation/regulation ripple throughout the economy. In addition, products are accepted by test firing samples from a production lot.  Lots typically constitute a sizable amount of product.  Should a sample not fire as required by the specifications, the cost to rework or scrap the entire lot could be substantial.

The Company’s U.S. Government contracts are subject to termination.

All of the Company’s U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if the Company defaults by failing to perform under the contract.  Performance failure can occur from a myriad of factors, which include late shipments due to the inability to secure requisite raw materials or components or strikes or other labor unrest, equipment failures or quality issues, which result in products that do not meet specifications, etc.  Termination for convenience provisions provide only for recovery of costs incurred and profit on the work completed prior to termination.  Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.  If a termination provision is exercised, it could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

U.S. Government contractors are subject to extensive laws and regulations applicable to the defense industry and the Company could be adversely affected by changes in and compliance with such laws and regulations, or any negative findings by the U.S. government regarding the Company’s compliance with them.

U.S. government contractors must comply with numerous significant procurement regulations and specific legal requirements, including a vast array of federal, state, and local laws, regulations, contract terms and requirements related to the defense industry and the Company’s products and businesses.  These laws and regulations include, but are not limited to, the Federal Acquisition Regulation (FAR) and Department of Defense FAR Supplement, Truthful Cost or Pricing Data Act, International Traffic in Arms Regulations/Arms Export Control Act, DOD 4145.26-M, and Bureau of Alcohol, Tobacco, Firearms and Explosives orders, rules and regulations.  Although customary in government contracting, these regulations and legal requirements increase the Company’s performance and compliance costs and risks.  New laws, regulations or procurement requirements or changes to current ones (for example, regulations related to cybersecurity and related certification requirements, specialty metals, and conflict minerals) can significantly increase the Company’s costs and risks and reduce profitability.  Non-compliance with the laws, regulations, contract terms and processes to which the Company is subject could affect its ability to compete and have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

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

The Company’s suppliers purchase significant amounts of metals, plastics, chemicals, and energy to manufacture the Company’s products.  Also, the cost of fuel has a major impact on transportation costs.  Any increased costs that cannot be fully absorbed or passed along in the form of price increases to the customer can have a material adverse impact on the Company’s operating results.

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

The effective operation of various products in the Safety segment depend on software that utilizes data obtained wirelessly via telecommunication network infrastructure.  The inability of the Company to maintain software and hardware that can connect to the wireless infrastructure, failure of the wireless infrastructure, or the availability of cloud based data storage, could have a material adverse effect on the efficacy of the segment’s products and in turn on its operating results.

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

Information Technology System Failure or Security Breach Risks:

The Company relies on its information technology systems to effectively manage its business data, communications, supply chain, logistics, accounting, and other business processes. While the Company endeavors to build and sustain an appropriate technology environment, information technology systems are vulnerable to damage or interruption from circumstances beyond the Company’s control, including systems failures, viruses, security breaches or cyber incidents such as intentional cyber attacks aimed at theft of sensitive data, or inadvertent cyber-security compromises.  A security breach of such systems could result in interruptions of the Company’s operations, negatively impact relations with customers or employees, and expose the Company to liability and litigation, any one of which could have a negative impact on the Company’s business, results of operations or financial condition.  The Company’s insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions.  Some of the Company's systems have recently experienced security breaches, and, although to the best of the Company's knowledge as of the date of this filing, the breaches did not have a material adverse effect on its operating results or financial condition, there can be no assurance the Company will not experience material effects from security breaches in the future.

COVID-19 or Other Pandemics, Epidemics, or Similar Public Health Crises Risks:

The Company may be negatively impacted by the fear of exposure to, or actual effects of, pandemics and epidemics or similar public health crises.  In response to a public health crisis, national, state and local authorities have implemented a variety of measures intended to limit the spread of a disease, such as travel restrictions, social distancing or imposing quarantine and isolation measures on the population.  They may implement other measures.  The impacts of a public health crisis may include, but are not limited to:

Significant reductions in demand or significant volatility in demand for the Company's products, which may be caused by, among other things, the temporary inability of consumers to purchase the products due to illness, self-quarantine, travel restrictions, financial hardship, restrictions that limit access to or close customer stores, shifts in demand away from one or more of the Company's more discretionary or higher priced products to lower priced products, or the inability to meet heightened demand stemming from programs like the CARES Act that provide substantial additional purchasing power to consumers;

Inability to meet the Company's customers' needs and achieve cost targets due to disruptions in distribution capabilities or the supply chain caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished products or components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing sources and distribution processes;

Failure of third parties on which the Company relies, including suppliers, customers, distributors, commercial banks, and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact the Company's operations;

Significant changes in the political environment in which the Company manufactures, sells, or distributes products, including quarantines, governmental authority actions, closures or other restrictions that limit or close operating and manufacturing or distribution facilities, restrict employees' ability to travel or perform necessary business functions, or otherwise prevent external business partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of the Company's products, which could adversely impact the Company's results;

Massive government indebtedness resulting from its injection of money into the economy that could result in spiraling inflation, which could in turn affect the Company's liquidity, and could also result in decreases in U.S. and foreign defense budgets, which in turn could have a negative impact on the Company's sales and earnings;

Delays or limits in the ability of the U.S. Government and other customers to perform, including making timely payments and awards to the Company, negotiating contracts and agreeing to appropriate costs for recovery, performing quality inspections, supporting testing, accepting delivery, approving security clearances (for individuals and facilities), and providing necessary personnel, equipment and facilities; or

A prolonged period of generating lower cash from operations that could adversely affect both the Company's financial condition and the achievement of its strategic objectives.

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

The Company has Defense segment manufacturing facilities located in Janesville and Antigo, Wisconsin; East Camden, Arkansas; and Clear Lake, South Dakota.  The Janesville, Wisconsin facility is comprised of approximately 106,000 square feet, which includes the Company’s 2016 construction of 31,000 square feet of manufacturing space.  The Antigo, Wisconsin facility is comprised of approximately 208,000 square feet, the East Camden, Arkansas operation leases approximately 364,000 square feet, and the Clear Lake, South Dakota facility is comprised of approximately 88,000 square feet.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Purchases of Equity Securities

Month	Total Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Feb. 24 - Mar. 29, 2020	344	*	$79.10	N/A	N/A
Total	344		$79.10

*  Under the Incentive Compensation Plan approved by stockholders on May 18, 2010 and the 2017 Incentive Compensation Plan approved by shareholders on May 16, 2017, the Company has the right to withhold shares from vested restricted stock grants to be delivered to grantees to satisfy all or a portion of federal, state, local, or foreign tax withholding requirements.

On February 19, 2021, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $5.25.  The dividend will be payable on March 12, 2021 to the stockholders of record as of March 1, 2021.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 1, 2021, there were 240 holders of record of the Company’s common stock.  This number does not reflect stockholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2020, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2020 Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

	(In thousands except per share data)
For the years ended December 31,	2020	2019	2018	2017	2016
Net sales	$352,627	$308,510	$323,317	$333,633	$341,905

Earnings from continuing operations	$46,958	$40,540	$39,889	$43,314	$41,915
Earnings from discontinued operations, net of tax	-	1,680	51	9,645	2,649
Net earnings	46,958	42,220	39,940	52,959	44,564

Earnings per share - basic and diluted
From continuing operations	$6.67	$5.78	$5.69	$6.20	$6.01
From discontinued operations, net of tax	-	0.24	0.01	1.38	0.38
Net earnings per share	6.67	6.02	5.70	7.58	6.39

Total assets	$433,170	$410,253	$413,618	$411,873	$417,594

Dividends paid per common share applicable to current year
Regular	$1.00	$1.00	$1.00	$1.00	$1.00
Extra	5.00	5.00	5.00	4.50	4.05
Total	$6.00	$6.00	$6.00	$5.50	$5.05

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2020 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 18, 2021, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending,  and funding of government contracts which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital and equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

COVID-19 DISCLOSURE

All of the Company’s businesses are deemed essential and as a result, all operated during the shutdown.  With the ongoing recommendations that most stay at home and current concerns about the potential impact of the COVID-19 virus, there is continued demand for the Housewares/Small Appliance segment’s products.  Distribution remains largely intact as most key retail customers sell essential items (food and/or hardware) or distribute over the internet.  Those that do not, have since largely reopened once the formal shutdowns ended.  The federal government mandated that Defense businesses continue their operations regardless of past or future individual State edicts.  The products that the Safety segment markets are also deemed essential.  Material, components and finished goods have also, for the most part, continued to flow, although were frequently delayed.  Both internal and external contacts were managed during the shutdown through internet tools like “Zoom.”  Most external contacts continue to be managed in this fashion.  Due to the Company’s historical conservative practices, it has no debt and has adequate balances to fund its operations.

The Company has complied with the applicable COVID-19 regulations.  The six-foot social distancing rule has been implemented in the offices and where practical in the factories.  Where not practical, barriers have been erected between workers.  Masks are mandated in a fashion consistent with CDC guidelines.  Surfaces are regularly cleaned and disinfected.

The COVID-19 related shutdowns and their aftermath have affected each segment in a variety of ways, which include increased absenteeism; the cancellation of planned trade shows and customer/supplier visits; inefficiencies inherent from working at home; as well as customer and supplier issues in placing and accepting orders; picking up, accepting, or shipping product; or making or accepting deliveries occasioned by similar problems. See “Item 1A. Risk Factors” titled “The COVID-19 or Other Pandemics, Epidemics or Similar Public Health Crises Risks.”

2020 COMPARED TO 2019

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2020 and 2019.

On a consolidated basis, sales increased by $44,117,000 (14%), gross profit increased by $12,997,000 (18%), selling and general expense increased by $3,043,000 (12%), and intangibles amortization increased by $138,000 (166%).  Other income decreased by $2,134,000 (36%), while earnings from continuing operations before provision for income taxes increased by $7,682,000 (15%), and earnings from continuing operations increased by $6,418,000 (16%). Earnings from discontinued operations, net of tax, decreased $1,680,000 (100%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $18,244,000, from $99,401,000 to $117,645,000, or 18%, primarily due to an increase in shipments, which was partially offset by charges for estimated refunds related to a product recall of $2,073,000. Defense net sales increased by $25,531,000, from $209,114,000 to $234,645,000, or 12%, reflecting an increase in units shipped partially offset by the absence of the 2019 proceeds from the negotiated termination of a commercial foreign military supply contract for $9,412,000.

Housewares/Small Appliance gross profit increased $8,848,000 from $15,358,000 (16% of sales) in 2019 to $24,206,000 (21% of sales) in 2020, primarily reflecting the increase in sales mentioned above, augmented by improved product mix and margins, partially offset by the charges for estimated refunds related to a product recall of $2,073,000.  Defense gross profit increased $4,788,000 from $57,773,000 (28% of sales) to $62,561,000 (27% of sales), primarily reflecting the increase in sales mentioned above and comparatively more efficient operations on certain programs vis-à-vis 2019, partially offset by the absence of the proceeds from the termination agreement mentioned above.  Due to the startup nature of both businesses in the Safety segment, gross margins were negative in both years.  As OneEvent was acquired during the third quarter of 2019 (see Note R to the Company's Consolidated Financial Statements), 2020 was the first full year that its operations were reflected in the segment's earnings, which was the primary contributor to the comparative reduction in gross margins.

Selling and general expenses for the Housewares/Small Appliance segment increased $999,000, primarily reflecting higher marketing production and media costs of $2,200,000, augmented by higher health and accident and product liability costs of $344,000 and $488,000, respectively.  These increases were partially offset by lower legal and professional expenses of $459,000, lower compensation costs of $695,000, primarily related to the absence of prior year charges for the vesting of restricted stock upon retirement of long-term employees, lower travel and sales show expenses of $379,000 due to COVID-19 restrictions, and lower accruals for doubtful accounts of $237,000.  Defense segment selling and general expenses decreased $354,000, primarily reflecting lower travel expense due to COVID-19 restrictions.  Safety segment selling and general expenses increased $2,221,000, primarily reflecting Rusoh, Inc.'s, higher employee compensation and benefit cost accruals of $1,301,000, largely related to health insurance claims, partially offset by lower legal and professional expenses of $288,000 along with a full year of the selling and general expense of OneEvent, which was acquired during third quarter 2019.  See Note R to the Company’s Consolidated Financial Statements.

Intangible amortization increased by $138,000 from $83,000 in 2019 to $221,000 in 2020.  The increase reflects the amortization of the OneEvent acquisition-related intangibles.

The above items were responsible for the change in operating profit from continuing operations.

Other income decreased $2,134,000, which was primarily attributable to lower interest earned of $2,293,000 on a reduced portfolio of marketable securities with lower yields partially offset by an increase in rental income of $179,000.

Earnings from continuing operations before provision for income taxes increased $7,682,000 from $52,306,000 to $59,988,000.  The provision for income taxes from continuing operations increased from $11,766,000 to $13,030,000, which resulted in an effective income tax rate of 22% and 23% for the years ended December 31, 2020 and 2019, respectively.  Earnings from continuing operations increased $6,418,000 from $40,540,000 to $46,958,000.

On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, Ltd. As a result of this transaction, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation and classified the assets and liabilities of its Absorbent Products business as held for sale.  Earnings from discontinued operations decreased $1,680,000, from $1,680,000 to $0.  The 2019 earnings stemmed from the settlement of a lawsuit for breach of contract.

Net earnings increased $4,738,000 from $42,220,000 to $46,958,000.

2019 COMPARED TO 2018

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s two business segments for the years ended December 31, 2019 and 2018.

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

Selling and general expenses for the Housewares/Small Appliance segment increased $1,752,000, primarily reflecting higher legal and professional expenses of $805,000, higher health and accident costs of $505,000, and charges related to the vesting of restricted stock upon retirement of long-term employees of $448,000.  Defense segment selling and general expenses decreased $1,444,000, primarily reflecting the absence of costs associated with the Company's wholly-owned subsidiary, AMTEC Less Lethal Systems, Inc. that was divested during the fourth quarter of 2018.  Safety segment selling and general expenses increased $1,869,000, primarily reflecting for Rusoh, Inc., higher employee compensation and benefit cost accruals of $509,000 and higher legal and professional expenses of $398,000 along with the selling and general expense of OneEvent, whose assets were acquired during third quarter 2019.  See Note R to the Company's Consolidated Financial Statements.

Intangibles amortization decreased by $2,084,000 from $2,167,000 in 2018 to $83,000 in 2019.  The decrease primarily reflects the Defense segment's amortization of the value of an acquired government sales contract that was fully amortized during the second quarter of 2018.

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

Other income increased $1,489,000, which was primarily attributable to higher interest earned of $1,014,000 on a reduced portfolio of marketable securities with higher yields and the increase in rental income of $456,000 from the new additional facility built for Drylock mentioned in Note P to the Company's Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

2020 COMPARED TO 2019

Cash provided by operating activities was $40,973,000 during 2020 as compared to $9,583,000 during 2019.  The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2020 were net earnings of $46,958,000, which included total non-cash depreciation and amortization expenses of $3,005,000, a non-cash deferred income tax benefit of $1,718,000, and a net increase in payable and accrual levels. These were partially offset by an increase in inventory levels; deposits made to vendors included in other assets and current assets; and an increase in accounts receivable levels.  Of particular note during 2019 were net earnings of $42,220,000, which included total non-cash depreciation and amortization expenses of $3,689,000; a non-cash income tax expense of $1,370,000 and a decrease in accounts receivable levels.  These were partially offset by a gain on a legal settlement of $2,300,000; an increase in inventory levels; an increase in deposits made to vendors included in other assets and current assets; and a decrease in net payable levels.  Cash used in discontinued operations was $1,052,000.

Net cash provided by investing activities was $7,155,000 during 2020 as compared to cash provided of $55,160,000 during 2019. During 2020 the Company had net sales and maturities of marketable securities of $9,776,000 offset by the purchase of plant and equipment of $2,621,000, which primarily included expenditures to augment the Company’s production facilities in the Defense segment.  During 2019, the Company received net proceeds of $2,146,000 from a note receivable and $2,300,000 from a legal settlement.  Also of note during 2019 were net sales and maturities of marketable securities of $56,011,000; the purchase of plant and equipment of $3,138,000, which primarily included expenditures to augment the Company's production facilities in the Defense segment; and the acquisition of substantially all the assets of OneEvent Technologies, Inc. for $3,733,000, net of cash acquired.  Cash provided by discontinued operations was $3,107,000.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2020 and 2019, $25,968,000 and $39,249,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2020 and 2019 were essentially flat and primarily relate to the annual dividend payments.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

As a result of the foregoing factors, cash and cash equivalents increased in 2020 by $6,457,000 to $86,036,000.

Working capital increased by $3,610,000 to $302,148,000 at December 31, 2020 for the reasons stated above.  The Company’s current ratio was 6.5 to 1.0 at December 31, 2020 and 8.6 to 1.0 at December 31, 2019.

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

2019 COMPARED TO 2018

Cash provided by operating activities was $9,583,000 during 2019 as compared to $76,248,000 during 2018.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2019 were net earnings of $42,220,000, which included total non-cash depreciation and amortization expenses of $3,689,000; a non-cash income tax expense of $1,370,000 and a decrease in accounts receivable levels.  These were partially offset by a gain on a legal settlement of $2,300,000; an increase in inventory levels; an increase in deposits with vendors included in other assets and current assets; and a decrease in net payable levels.  The increase in inventory reflects early purchases from suppliers in China in an effort to avoid penalty tariffs imposed by the U.S. Government and timing of shipments from the Defense segment's backlog.  Cash used in discontinued operations was $1,052,000.  Of particular note during 2018 were net earnings of $39,940,000, which included total non-cash depreciation and amortization expenses of $6,219,000 and the net loss and impairment on divestiture of business of $2,528,000; a decrease in accounts receivable and inventory levels; a decrease in deposits with vendors included in other assets and current assets; and an increase in net payable levels. Cash used in discontinued operations was $636,000.

Net cash provided by investing activities was $55,160,000 during 2019 as compared to $10,844,000 during 2018. During 2019, the Company received proceeds of $2,146,000 from a note receivable and $2,300,000 from a legal settlement.  Also of note during 2019 were net sales and maturities of marketable securities of $56,011,000; the purchase of plant and equipment of $3,138,000, which primarily included expenditures to augment the Company's production facilities in the Defense segment; and the acquisition of substantially all the assets of OneEvent Technologies, Inc. for $3,733,000, net of cash acquired.  Cash provided by discontinued operations was $3,107,000.  During 2018, the Company received net proceeds of $9,410,000 from the divestiture of its less lethal business, and $2,630,000 from an insurance settlement.  Also of note during 2018 were net sales and maturities of marketable securities of $9,789,000; the purchase of plant and equipment of $8,686,000, which primarily included expenditures to the Housewares/Small Appliance segment to build additional facilities related to the amended lease mentioned in Note P to the Consolidated Financial Statements, and to augment of the Company’s production facilities in the Defense segment; and the issuance of a note receivable of $2,300,000.  Cash provided by discontinued operations was $6,290,000.

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

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $320,214,000 at December 31, 2020, and $310,385,000 at December 31, 2019.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18 to 24-month period.

CONTRACTUAL OBLIGATIONS

The table below discloses a summary of the Company’s specified contractual obligations at December 31, 2020:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease Obligations	$4,077	$741	$1,344	$923	$1,069
Purchase obligations(1)	190,001	190,001	0	0	0
Total	$194,078	$190,742	$1,344	$923	$1,069

(1) Purchase obligations includes outstanding purchase orders at December 31, 2020.  Included are purchase orders issued to the Company’s Housewares and Safety segments’ manufacturers in the Orient and to material suppliers and building contractors in the Defense segment.  The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company’s or other customers’ products in other applications or return the material to their supplier.  As a result, the actual amount the Company is obligated to pay cannot be estimated.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC 230, the Company’s 7-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every 7 days that can be tendered to the trustee or remarketer upon 7 days notice for payment of principal and accrued interest amounts.  The 7-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market.  The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 0.5 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.

The Consolidated Financial Statements of National Presto Industries, Inc. and its subsidiaries and the related Report of Independent Registered Public Accounting Firm can be found on pages F-1 through F-22.

B.	Quarterly financial data is contained in Note N to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2020.  Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were changes in internal controls over financial reporting during the quarter ended December 31, 2020 to address a material weakness previously identified.  The Company has properly designed and implemented effective controls over revenue for its Defense segment to demonstrate an appropriate level of precision over the assessment and documentation of the point in time pattern of revenue recognition and to fully consider alternative use and the impact of termination clauses in its contracts with customers that might create a legal right for payment for work completed prior to the contract termination that would include a reasonable profit margin.  There were no other changes to internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment and those criteria, management concluded that as of December 31, 2020, the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the 1034 Act, was effective.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited National Presto Industries Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in Item 15 and our report dated March 16, 2021, expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 16, 2021

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	68

Douglas J. Frederick	Chief Operating Officer, Vice President, Secretary and General Counsel	50

Jeffery A. Morgan	Vice President, Engineering	63

Richard L. Jeffers	Vice President of Sales	68

David J. Peuse	Director of Financial Reporting and Treasurer	51

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

Mr. Morgan was elected Vice President of Engineering in November 2015.  He has been associated with the registrant since 2010.  Prior to becoming an officer, he was Director of Engineering and Chief Engineer.  Prior to his employment with the registrant, Mr. Morgan had worked 21 years at Hoover Company, a division of Maytag, and three years at Hoover’s successor, Techtronic Industries, in engineering and engineering management capacities.

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

The information under the headings “Delinquent Section 16(a) Reports,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders is incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation and Other Information” and “Summary Compensation Table” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2020 and 2019	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2020, 2019 and 2018	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019 and 2018	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2020, 2019 and 2018	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-21

		f.	Report of Independent Registered Public Accounting Firm	F-22

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-23

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 4	Description of Registrant’s Securities - Incorporated by reference from Exhibit 4 of the Company's annual report on Form 10-K for the year ended December 31, 2019

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 10.4*

Form of Restricted Stock Award Agreement – 2017 Incentive Compensation Plan - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Date File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS

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
Date: March 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Richard N. Cardozo	By:	/S/ Patrick J. Quinn
	Richard N. Cardozo		Patrick J. Quinn
	Director		Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen		Joseph G. Stienessen
	Chair of the Board, President,		Director
Chief Executive Officer (Principal
Executive Officer), and Director

By:	/S/ Randy F. Lieble	By:	/S/ David J. Peuse
	Randy F. Lieble		David J. Peuse
	Director		Director of Financial Reporting and
Treasurer (Principal Financial Officer)
Date:	March 16, 2021

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2020		2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$86,036		$79,579
Marketable securities		68,981		78,733
Accounts receivable	$53,979		$41,914
Less allowance for doubtful accounts	312	53,667	450	41,464
Inventories:
Finished goods	31,440		33,495
Work in process	96,463		87,805
Raw materials and supplies	7,585	135,488	7,236	128,536
Notes receivable, current		2,869		2,853
Other current assets		10,199		6,668
Total current assets		357,240		337,833
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	3,008		3,008
Buildings	48,706		47,748
Machinery and equipment	44,774		43,226
	96,488		93,982
Less allowance for depreciation and amortization	59,375	37,113	56,704	37,278
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,838		3,059
NOTES RECEIVABLE		7,399		7,182
RIGHT-OF-USE LEASE ASSETS		3,363		3,521
DEFERRED INCOME TAXES		2,994		1,281
OTHER ASSETS		6,906		4,782
		$433,170		$410,253

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2020		2019
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$33,474		$21,652
Federal and state income taxes		4,777		3,799
Lease liabilities		573		520
Accrued liabilities		16,268		13,324
Total current liabilities		55,092		39,295
LEASE LIABILITIES - NON-CURRENT		2,790		3,001
OTHER NON-CURRENT LIABILITIES		940		-
Total liabilities		58,822		42,296
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2020 and 2019
Issued: 7,440,518 shares at December 31, 2020 and 2019
Outstanding: 7,025,433 and 7,006,323 shares at December 31, 2020 and 2019, respectively	$7,441		$7,441
Paid-in capital	12,438		11,447
Retained earnings	367,627		362,842
Accumulated other comprehensive income	154		136
	387,660		381,866
Less treasury stock, at cost, 415,085 and 434,195 shares at December 31, 2020 and 2019, respectively	13,312		13,909
Total stockholders' equity		374,348		367,957
		$433,170		$410,253

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

	For the years ended December 31,
	2020	2019	2018
Net sales	$352,627	$308,510	$323,317
Cost of sales	267,705	236,585	247,434
Gross profit	84,922	71,925	75,883
Selling and general expenses	28,505	25,462	23,286
Intangibles amortization	221	83	2,167
Loss on divestiture, net	-	-	2,528
Operating profit	56,196	46,380	47,902
Other income	3,792	5,926	4,437
Earnings from continuing operations before provision for income taxes	59,988	52,306	52,339
Provision for income taxes from continuing operations	13,030	11,766	12,450
Earnings from continuing operations	46,958	40,540	39,889
Earnings from discontinued operations, net of tax	-	1,680	51
Net earnings	$46,958	$42,220	$39,940

Weighted average common shares outstanding:
Basic and diluted	7,038	7,018	7,005

Earnings per share, basic and diluted:
From continuing operations	$6.67	$5.78	$5.69
From discontinued operations	-	0.24	0.01
Net earnings per share	$6.67	$6.02	$5.70

Comprehensive income:
Net earnings	$46,958	$42,220	$39,940
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	18	115	107
Comprehensive income	$46,976	$42,335	$40,047

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$46,958	$42,220	$39,940
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,784	3,606	4,052
Intangibles amortization	221	83	2,167
Deferred income tax (benefit)	(1,718)	(224)	(121)
Noncash income tax expense	-	1,370	-
Net loss and impairment on divestiture of businesses	-	-	2,528
Loss on disposal of property, plant and equipment	2	322	163
Provision for doubtful accounts	-	7	458
Noncash retirement plan expense	721	680	698
Gain on legal settlement	-	(2,300)	-
Other	131	464	229
Changes in operating accounts, net of effects of acquisition:
Accounts receivable, net	(12,203)	10,915	11,546
Inventories	(6,952)	(34,241)	6,821
Other assets and current assets	(5,655)	(2,803)	4,067
Accounts payable and accrued liabilities	15,706	(11,561)	6,066
Federal and state income taxes receivable/payable	978	1,045	(2,366)
Net cash provided by operating activities	40,973	9,583	76,248

Cash flows from investing activities:
Marketable securities purchased	(48,047)	(105,409)	(163,271)
Marketable securities - maturities and sales	57,823	161,420	173,060
Proceeds from divestiture of businesses, net of cash paid	-	-	9,410
Purchase of property, plant and equipment	(2,621)	(3,138)	(8,686)
Notes issued	-	-	(2,300)
Proceeds from notes receivable	-	2,146	-
Acquisition of business, net of cash acquired	-	(3,733)	-
Proceeds from legal settlement	-	2,300	-
Proceeds from insurance settlement	-	807	2,630
Sale of property, plant and equipment	-	767	1
Net cash provided by investing activities	7,155	55,160	10,844

Cash flows from financing activities:
Dividends paid	(42,172)	(42,087)	(41,989)
Proceeds from sale of treasury stock	528	518	528
Other	(27)	(442)	(6)
Net cash used in financing activities	(41,671)	(42,011)	(41,467)

Net increase in cash and cash equivalents	6,457	22,732	45,625
Cash and cash equivalents at beginning of year	79,579	56,847	11,222
Cash and cash equivalents at end of year	$86,036	$79,579	$56,847

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$13,803	$10,187	$14,968

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2017	6,968	$7,441	$9,074	$364,757	$(86)	$(14,810)	$366,376
Net earnings				39,940			39,940
Unrealized gain on available-for-sale securities, net of tax					107		107
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(41,989)			(41,989)
Other	13		1,286	1		402	1,689
Balance December 31, 2018	6,981	7,441	10,360	362,709	21	(14,408)	366,123
Net earnings				42,220			42,220
Unrealized gain on available-for-sale securities, net of tax					115		115
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(42,087)			(42,087)
Other	25		1,087	-		499	1,586
Balance December 31, 2019	7,006	7,441	11,447	362,842	136	(13,909)	367,957
Net earnings				46,958			46,958
Unrealized gain on available-for-sale securities, net of tax					18		18
Dividends paid March 13, $1.00 per share regular, $5.00 per share extra				(42,172)			(42,172)
Other	19		991	(1)		597	1,587
Balance December 31, 2020	7,025	$7,441	$12,438	$367,627	$154	$(13,312)	$374,348

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

       On January 3, 2017, the Company and its wholly-owned subsidiary, Presto Absorbent Products, Inc. (“PAPI”), entered into an asset purchase agreement wherein substantially all PAPI assets were sold and certain liabilities were assigned to Drylock Technologies, Ltd. (“Drylock”).  As a result, the Company classified its results of operations for all periods presented to reflect its Absorbent Products business as a discontinued operation.  See Note P for further discussion.

(3)  GENERAL:  Government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company is closely monitoring the impact of the pandemic on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  All of the Company's businesses are deemed essential and as a result, all have been and are currently operating.  The COVID-19 related shutdowns and their aftermath have affected each segment in a variety of fashions, which include increased absenteeism; the cancellation of planned trade shows and customer/supplier visits; inefficiencies inherent from working at home; as well as customer and supplier issues in placing and accepting orders; picking up, accepting, or shipping product; or making or accepting deliveries occasioned by similar problems.  While there was no material adverse impact on the current year's consolidated financial statements and related disclosures, the extent to which the COVID-19 pandemic impacts the Company's business in 2021 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

       In response to the government mandated COVID-19 shutdowns, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act did not have a material impact on the Company's income tax provision for the year ended December 31, 2020.  Starting May 1, 2020, the Company had deferred employer social security payments as provisioned by the Act.

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $4,510,000 and $1,308,000 at December 31, 2020 and 2019, respectively, are included as reductions of cash and cash equivalents or book overdrafts in accounts payable, as appropriate.

Marketable Securities:  The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.  Highly liquid, tax-exempt variable rate demand notes with put options exercisable in three months or less are classified as marketable securities.  Due to the Company's ability to liquidate its available-for-sale securities for potential capital needs, they are classified as current assets.

At December 31, 2020 and 2019, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2020
Tax-exempt Municipal Bonds	$42,817	$43,013	$196	$-
Variable Rate Demand Notes	25,968	25,968	-	-
Total Marketable Securities	$68,785	$68,981	$196	$-

December 31, 2019
Tax-exempt Municipal Bonds	$39,313	$39,484	$176	$5
Variable Rate Demand Notes	39,249	39,249	-	-
Total Marketable Securities	$78,562	$78,733	$176	$5

Proceeds from sales and maturities of marketable securities totaled $57,823,000 in 2020, $161,420,000 in 2019, and $173,060,000 in 2018.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2020, 2019 and 2018.  Net unrealized gains (losses) included in other comprehensive income were $24,000, $145,000 and $135,000 before taxes for the years ended December 31, 2020, 2019, and 2018, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2020 are as follows: $38,007,000 within one year; $5,006,000 beyond one year to five years; $825,000 beyond five years to ten years, and $25,143,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which, as noted above, can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

(6)  ACCOUNTS RECEIVABLE:  The Company's accounts receivable is related to sales of products.  Credit is extended based on prior experience with the customer and evaluation of customers' financial condition.  Accounts receivable are primarily due within 25 to 60 days.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  The Company maintains an allowance for estimated expected credit losses resulting from the inability of customers to meet their financial obligations to the Company.  The allowance is determined based on the Company's historical collection experience, adverse situations that may affect the customer's ability to pay, and prevailing economic conditions.

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

(8)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long-lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  As a result of the divestiture of one of its operating facilities in the Defense segment during 2018, the Company recorded an impairment of $2,975,000 during the third quarter of 2018.  See Note Q for further explanation.  As of December 31, 2020, net property, plant and equipment included $6,774,000 related to leased manufacturing and office space.  See Note M. Approximately $1,398,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings at December 31, 2020. The construction in progress is expected to be completed by mid-year 2021. Approximately $2,413,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings, at December 31, 2019.

(9)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  No goodwill impairments were recognized during 2020, 2019, or 2018.

The Company's goodwill as of December 31, 2020 and 2019 was $15,317,000 of which, $3,831,000 relates to the Safety segment and $11,486,000 relates to the Defense segment, both of which had no cumulative impairment charges.

(10) INTANGIBLE ASSETS:  Intangible assets are attributable to the Defense and Safety segments, and primarily consist of the value of an acquired government sales contract, the value of trademarks and trade secrets, technology software, and patents.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 15 years with the exception of trade secrets which have an indefinite life.

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  As a result of the divestiture of one of its operating facilities in the Defense segment during 2018, the Company recorded an impairment of $46,000 during the third quarter of 2018.  See Note Q for further explanation. There were no impairments of intangible assets recognized during 2020 or 2019.

The gross carrying amounts of the intangible assets subject to amortization was $2,142,000 at December 31, 2020.  Accumulated amortization was $304,000 and $83,000 at December 31, 2020 and 2019, respectively.  Amortization expense was $221,000, $83,000, and $2,167,000 during the years ended December 31, 2020, 2019, and 2018, respectively. The estimated amortization expense as of December 31, 2020 for each of the five succeeding years is $214,000.

(11) OTHER ASSETS: Other assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of December 31, 2020 and 2019, $11,217,000 and $9,396,000 of such prepayments, respectively, remained unused and outstanding.  At December 31, 2020 and 2019, $4,311,000 and $4,614,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

For the Housewares/Small Appliance segment, revenue is generally recognized as the completed, ordered product is shipped to the customer from the Company’s warehouses.  For the relatively few situations in which revenue should be recognized when product is received by the customer, the Company adjusts revenue accordingly.  For the year ended December 31, 2020, the Company reduced revenue by $2,073,000 for estimated customer refunds related to a product recall.  For the Defense segment, revenue is primarily recognized when the customer has legal title and formally documents that it has accepted the products.  There are also certain termination clauses in Defense segment contracts that may give rise to an over-time pattern of recognition of revenue in the absence of alternative use of the product.  During 2019, the Company recognized revenue of $9,412,000 from a negotiated termination of a commercial foreign military supply contract.  In some situations, the customer may obtain legal title and accept the products at the Company’s facilities, arranging for transportation at a later date, typically in one to four weeks.  The Company does not consider the short-term storage of the customer owned products to be a material performance obligation, and no part of the transaction price is allocated to it.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of December 31, 2020 and 2019, $4,723,000 and $1,847,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  During 2020, 2019, and 2018, the Company recognized revenue of $0, $9,574,000 and $676,000, respectively, that was included in the Defense segment contract liability at the beginning of those respective years. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During 2020 and 2019, there were no material adjustments to the aforementioned estimates.  There were no material amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $320,214,000 and $310,385,000 as of December 31, 2020 and 2019, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances and Safety segments have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from two segments: Housewares/Small Appliance and Defense, as shown in Note L. Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

(13) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $2,655,000, $245,000, and $181,000 in 2020, 2019, and 2018, respectively.

(14) PRODUCT WARRANTY:  The Company’s Housewares/Small Appliance segment's products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 1 to 12 years from date of purchase.  The Company allows a 60-day over-the-counter initial return privilege through cooperating dealers.  The Company services its products through a corporate service repair operation.  The Company estimates its product warranty liability based on historical percentages which have remained relatively consistent over the years.

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2020	2019
Beginning balance January 1	$263	$221
Accruals during the period	303	416
Charges / payments made under the warranties	(325)	(374)
Balance December 31	$241	$263

               Included in accounts payable as of December 31, 2020 are charges of $2,769,000 for a voluntary product recall.

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

Other pronouncements issued but not effective until after December 31, 2020, are not expected to have a material impact on the Company's consolidated financial statements.

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $30,515,000 and $32,744,000 as of December 31, 2020 and 2019, respectively, and consists of housewares/small appliance finished goods and certain Safety segment inventories.  Under LIFO, inventories are valued at approximately $4,429,000 and $3,982,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2020 and 2019, respectively.  During the years ended December 31, 2020, 2019, and 2018, $2,215,000, $85,000, and $26,000, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance and Safety segments.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2020	$(447)	$349	$0.05
2019	$42	$(34)	$-
2018	$(189)	$143	$0.02

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense and raw materials of the Housewares/Small Appliance segments are valued under the FIFO method and total $104,973,000 and $95,792,000 at December 31, 2020 and 2019, respectively.  At December 31, 2020, the FIFO total was comprised of $925,000 of finished goods, $96,463,000 of work in process, and $7,585,000 of raw material.  At December 31, 2019, the FIFO total was comprised of $751,000 of finished goods, $87,805,000 of work in process, and $7,236,000 of raw material.

C.   ACCRUED LIABILITIES:

At December 31, 2020, accrued liabilities consisted of payroll $7,474,000, product liability $5,618,000, payroll taxes $1,187,000, environmental $970,000, and other $1,019,000.  At December 31, 2019, accrued liabilities consisted of payroll $6,341,000, product liability $5,055,000, environmental $1,050,000, and other $878,000.

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

D.   TREASURY STOCK:

As of December 31, 2020, the Company has authority from the Board of Directors to reacquire an additional 498,727 shares.  During 2020, 2019, and 2018, 344, 4,584, and 62 shares, respectively, were acquired from participants in the Company’s Incentive Compensation Plans described in Note F to cover those participants’ tax withholding obligations related to vested stock grants in accordance with the Plans’ rules.  Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

F.   STOCK-BASED COMPENSATION:

The Company, from time to time, enters into separate non-vested share-based payment arrangements with employees and executive officers under the Incentive Compensation Plan approved by stockholders on May 18, 2010 and the 2017 Incentive Compensation Plan approved by shareholders on May 16, 2017, which authorized 50,000 and 150,000 shares, respectively, to be available for grants.  The 2017 plan replaced the original 2010 plan, and the shares remaining under the 2010 plan are no longer available for grant.  The Compensation Committee of the Company’s Board of Directors approves all stock-based compensation awards for employees and executive officers of the Company.  The Company grants restricted stock that is subject to continued employment and vesting conditions, but has dividend and voting rights, and uses the fair-market value of the Company’s common stock on the grant date to measure the fair value of the awards.  The fair value of restricted stock is recognized as expense ratably over the requisite service period, net of estimated forfeitures.

During 2020, 2019, and 2018, the Company granted 7,310 shares, 4,138 shares, and 3,886 shares of restricted stock, respectively, to 29 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plans, the restricted stock vests on specified dates in 2021 through 2026, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $366,000, $830,000, and $469,000 in 2020, 2019, and 2018, respectively. As of December 31, 2020, there was approximately $1,272,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 3.9 years.  There were 3,193, 17,871, and 1,359 shares of restricted stock that vested during 2020, 2019, and 2018, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2020		2019		2018
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	18,604	$93.23	32,337	$87.84	29,810	$83.40
Granted	7,310	89.84	4,138	98.54	3,886	116.49
Vested	(3,193)	59.94	(17,871)	84.71	(1,359)	72.25
Forfeited	0	-	0	-	0	-
Non-vested at end of period	22,721	$96.82	18,604	$93.23	32,337	$87.84

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,249,000 in 2020, $1,197,000 in 2019, and $1,218,000 in 2018. In addition, the Company made cash contributions of $813,000 in 2020, $802,000 in 2019, and $821,000 in 2018 to the 401(k) Plan.  The Company also contributed $443,000, $387,000, and $352,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2020, 2019, and 2018, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes from continuing operations:

	For Years Ended December 31 (in thousands)
	2020	2019	2018
Current:
Federal	$12,932	$11,453	$10,996
State	1,816	537	1,575
	14,748	11,990	12,571
Deferred:
Federal	(1,210)	(179)	(280)
State	(508)	(45)	159
	(1,718)	(224)	(121)
Total tax provision	$13,030	$11,766	$12,450

The effective rate of the provision for income taxes on earnings from continuing operations before income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	1.7%	0.7%	2.6%
Tax exempt interest and dividends	(0.1%)	(0.1%)	(0.6%)
Other	(0.9%)	0.9%	0.8%
Effective rate	21.7%	22.5%	23.8%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2020	2019
Deferred tax assets
Insurance (primarily product liability)	$978	$947
Vacation	813	662
Inventory	754	642
State NOL and tax credit carryforwards	825	-
Product recall	610	-
Deferred payroll taxes	414	-
Deferred compensation	203	162
Environmental	214	227
Other	330	200
Subtotal	5,141	2,840
Less: valuation allowance	(520)	-
Total deferred tax assets	4,621	2,840

Deferred tax liabilities
Goodwill and other intangibles	1,585	1,391
Depreciation	1	131
Deferred revenue	41	37
Total deferred tax liabilities	1,627	1,559

Net deferred tax assets	$2,994	$1,281

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  The Company believes it is more likely than not that the benefit from certain state NOL and tax credit carryforwards will not be realized.  A significant factor of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020.  Such objective evidence limits the ability to consider subjective evidence, such as projections for future growth.

On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $520,000 has been provided on the deferred tax assets related to these state NOL and tax credit carryforwards, which will expire between 2034 and 2040.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2020, the carrying amount of the Company’s gross unrecognized tax benefits included in current liabilities for federal and state income taxes was $2,521,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2020 and 2019:

	(In thousands)
	2020	2019
Balance at January 1	$2,237	$320
Increases for tax positions taken related to the current year	944	453
Increases for tax positions taken related to prior years	46	1,519
Decreases for tax positions taken related to prior years	-	-
Lapse of statute of limitations	(706)	(55)
Settlements	-	-
Balance at December 31	$2,521	$2,237

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  During the years ended December 31, 2020, 2019 and 2018, the Company accrued approximately $142,000, $298,000 and $14,000 in interest expense, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  Tax years 2017 through 2019 are currently open for examination.  During 2018, the state of Wisconsin completed its audits of the tax years 2013 through 2016.  During June of 2016, the Internal Revenue Service completed its audits of the tax years 2012 and 2013.  For all states in which it does business, the Company is subject to state audit statutes.

I.   COMMITMENTS AND CONTINGENCIES:

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for nearly 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company intends to vigorously fight the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of December 31, 2020.

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, two customers each accounted for 10% of consolidated net sales for the year ended December 31, 2020, while one of them also accounted for 12%, and 10% of consolidated net sales for the years ended December 31, 2019, and 2018, respectively.

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

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2020, 2019, and 2018, substantially all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2020, 231 employees of Amron, or 24% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2025.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the city of Eau Claire.  As of December 31, 2020, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2020, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $970,000 and $1,050,000 as of December 31, 2020 and 2019, respectively, and is included in accrued liabilities on its balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2021	$180
2022	143
2023	130
2024	118
2025	106
Thereafter	293
$970

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

The Defense segment was started in 2001 with the acquisition of AMTEC Corporation, which manufactures precision mechanical and electromechanical assemblies for the U.S. Government and prime contractors.  During 2005, and again during 2010, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years.  In 2016, AMTEC was awarded a one-year contract, and in 2017, it was awarded a third five-year contract as the sole prime contractor.  AMTEC's manufacturing plant is located in Janesville, Wisconsin.  Since the inception of the Defense segment in 2001, the Company has expanded the segment by making several strategic business acquisitions, and has additional facilities located in East Camden, Arkansas; Antigo, Wisconsin; and Clear Lake, South Dakota.  During 2003, the segment was expanded with the acquisition of Spectra Technologies, LLC of East Camden, Arkansas.  This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. Government and prime contractors.  During 2006, the segment was expanded again with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin, which primarily manufactures cartridge cases used in medium caliber (20-50mm) ammunition.  In 2011 the segment was further augmented with the purchase of certain assets of ALS Technologies, Inc. of Bull Shoals, Arkansas, which manufactured less lethal ammunitions.  The Company subsequently relocated this operation to Perry, Florida, and in October of 2018, divested itself of the less lethal business.  See Note Q for further explanation.  During 2014, the Company continued the expansion of the Defense segment with the purchase of substantially all of the assets of Chemring Energetic Devices, Inc. located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC. The Clear Lake facility manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials. The Defense segment’s collection of facilities enables the Company to deliver in virtually all aspects of the manufacture of medium caliber training and tactical rounds.  They include the fuze, the metal parts including the cartridge case, the load, assemble and pack of the final round, and the detonator.

On July 23, 2019, the Company purchased substantially all the assets of OneEvent Technologies, Inc., a Mount Horeb, Wisconsin company established in 2014.  OneEvent's cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict, alert, and prevent.  Sensors measure a variety of environmental data including temperature, smoke, carbon monoxide, motion, humidity, water, and more.  See Note R.  Because a major focus of OneEvent is protection for buildings, homes, assets, and occupant, the Company has created a new operating segment, “Safety,” combining its operations with those of Rusoh, Inc., which designs and markets fire extinguishers.  Previously, Rusoh, Inc. had been included in the Company’s Housewares/Small Appliance segment.  Prior period segment information has been restated to reflect the Company’s current segmentation.

	(in thousands)
	Housewares / Small Appliance	Defense	Safety	Assets Held for Sale	Total
Year ended December 31, 2020
External net sales	$117,645	$234,645	337		$352,627
Gross profit (loss)	24,206	62,561	(1,845)		84,922
Operating profit (loss)	10,371	52,810	(6,985)		56,196
Total assets	245,662	164,951	22,557	$-	433,170
Depreciation and amortization	983	1,743	279		3,005
Capital expenditures	828	1,678	115		2,621

Year ended December 31, 2019
External net sales	$99,401	$209,114	(5)		$308,510
Gross profit (loss)	15,358	57,773	(1,206)		71,925
Operating profit (loss)	2,522	47,845	(3,987)		46,380
Total assets	241,992	148,476	19,785	$-	410,253
Depreciation and amortization	1,250	2,138	301		3,689
Capital expenditures	804	2,155	179		3,138

Year ended December 31, 2018
External net sales	$93,733	$229,546	38		$323,317
Gross profit (loss)	15,563	60,979	(659)		75,883
Operating profit (loss)	4,479	44,911	(1,488)		47,902
Total assets	268,007	132,636	12,600	$375	413,618
Depreciation and amortization	1,161	4,835	223		6,219
Capital expenditures	7,974	676	36		8,686

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

	Year Ended	Year Ended
Summary of Lease Cost (in thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$729	$691
Short-term and variable lease cost	452	225
Total lease cost	$1,181	$916

Rent expense was approximately $1,182,000,  $1,114,000, and $1,050,000 for the years ended December 31, 2020, 2019, and 2018, respectively.  Operating cash used for operating leases was $1,181,000 and $916,000 for the years ended December 31, 2020 and 2019, respectively.  The weighted-average remaining lease term was 6.9 years, and the weighted-average discount rate was 5.6% as of December 31, 2020.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2021	$741
2022	745
2023	599
2024	497
2025	426
Thereafter	1,069
Total lease payments	$4,077
Less: future interest expense	714
Lease liabilities	$3,363

Lease income from operating lease payments was $1,967,000 and $1,788,000 for the years ended December 31, 2020 and 2019, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2021	$1,843
2022	1,837
2023	1,837
2024	1,837
2025	1,837
Thereafter	12,859
Total lease payments	$22,050

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

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2020 and 2019:

	(In thousands, except per share data)
						Per Share (basic and diluted)
Quarter	Net Sales	Gross Profit	Earnings from Continuing Operations	Earnings from Discontinued Operations, net of tax	Net Earnings	Earnings from Continuing Operations	Earnings from Discontinued Operations, net of tax	Net Earnings
2020
First	$65,636	$16,117	$8,222	$-	$8,222	$1.17	$-	$1.17
Second	87,132	21,743	12,657	-	12,657	1.80	-	1.80
Third	93,937	20,718	12,138	-	12,138	1.72	-	1.72
Fourth	105,922	26,344	13,941	-	13,941	1.98	-	1.98
Total	$352,627	$84,922	$46,958	$-	$46,958	$6.67	$-	$6.67

2019
First	$63,850	$12,492	$5,951	$-	$5,951	$0.85	$-	$0.85
Second	71,745	14,676	8,153	3	8,156	1.16	-	1.16
Third	78,006	23,847	14,712	1,677	16,389	2.09	0.24	2.33
Fourth	94,909	20,910	11,724	-	11,724	1.68	-	1.68
Total	$308,510	$71,925	$40,540	$1,680	$42,220	$5.78	$0.24	$6.02

Fourth quarter sales are significantly impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment typically orders/purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The Defense and Safety segments are typically non-seasonal.  As discussed in Note P, the Company recognized income from the settlement of a lawsuit for breach of contract in discontinued operations in the third quarter of 2019.  As discussed in Note J, Defense segment contracts contain termination clauses that may give rise to the recognition of revenue for any work completed, associated profit, and inventory/work in process at the time of termination.  The Company recognized $9,412,000 of such revenue during the third quarter of 2019 for an actual termination.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintains an unsecured line of credit for short term operating cash needs of $5,000,000 as of December 31, 2020. There were no amounts outstanding under this line of credit, which expires September 30, 2021.  The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.  In addition, the Company had issued commercial letters of credit totaling $1,247,000 as of both  December 31, 2020 and 2019, related to performance on certain customer contracts.  As of December 31, 2020, the entire balance of the issued letters of credit had not been drawn upon.

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

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	For the years ended December 31,
(in thousands)	2020	2019	2018
Net sales	$-	$-	$-
Cost of sales	-	-	65
Other income (expense)	-	2,126	-
Earnings from discontinued operations before provision for income taxes	-	2,126	65
Provision for income taxes from discontinued operations	-	446	14
Earnings from discontinued operations, net of tax	$-	$1,680	$51

During the third quarter of 2019, the Company recognized Other income from the settlement of a lawsuit for breach of contract.

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash (used in) operating activities from discontinued operations was $0,  $(1,052,000), and $(636,000) for the years ended December 31, 2020, 2019, and 2018, respectively. Cash provided by investing activities related to discontinued operations was $0,  $3,107,000, and $6,290,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

In connection with the asset purchase agreement discussed above, the Company entered into a 10-year lease agreement with Drylock for a portion of its manufacturing and warehouse facilities.  The lease agreement provided for total annual payments of $1,288,000 initially. During the fourth quarter of 2018, the lease agreement was amended to incorporate additional facilities that the Company built for Drylock.  The amended lease provides for an initial term of approximately 14 years, and allows for successive three-year renewal periods, as well as options to terminate the lease early after five and ten years. The amended lease also provides for adjustments to the rental payments based on certain price indices, taxes, and space occupied. The Company estimates that annual payments under the lease will total $1,837,000. The amounts received from Drylock for rental income are recorded in Other Income on the Consolidated Statements of Comprehensive Income.

Q. DIVESTITURE

On October 17, 2018, the Company, through its wholly owned subsidiary AMTEC Corporation, sold the outstanding stock of its wholly owned subsidiary AMTEC Less Lethal Systems, Inc. (“ALS”) to PACEM Defense LLC (“PACEM”), a third party, in exchange for cash and promissory notes totaling $10,636,000, subject to customary post-closing adjustments.  The Company tested long-lived assets for recoverability in the quarter ending September 30, 2018 and recorded an impairment charge of $3,021,000.  The pre-tax loss on divestiture, including the impairment charge, recorded in 2018 was $2,528,000.   As of December 31, 2020 and 2019, $2,869,000 and $2,853,000, respectively, of promissory notes and accrued interest related to the divestiture of ALS are included on the Company’s balance sheet as Notes Receivable, Current.

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

	(unaudited)
	(in thousands, except per share data)
	Year Ended
	December 31, 2019	December 31, 2018

Net sales	$308,561	$323,424
Net earnings	40,822	38,391

Net earnings per share (basic and diluted)	$5.82	$5.48
Weighted average shares outstanding (basic and diluted)	7,018	7,005

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

S.   OTHER

The Company has entered into a licensing agreement with another firm that holds intellectual property on the Rusoh® self-service/self-reloadable fire extinguisher.  Under the agreement, the Company has advanced the entity funds and has agreed to pay royalties to the entity on the commercial sales of the developed products.  As of December 31, 2020 and 2019, notes receivable plus accrued interest of $7,399,000 and $7,182,000, respectively, related to the license agreement were classified as non-current Notes Receivable on the Company’s Consolidated Balance Sheets.  The fire extinguisher was introduced to the commercial market in 2017, and the Company believes the amount of the notes is recoverable through royalties earned on future sales of the developed products.

T.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material events or transactions.

On February 19, 2021, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $5.25.  On March 12, 2021, a payment of $44,083,000 was made to the shareholders of record as of March 1, 2021.

On March 12, 2021, AMTEC Corporation, the Company's wholly-owned subsidiary, received an option award under year five (Government Fiscal Year (FY) 2021) of AMTEC's current five-year 40mm systems contract with the Department of the Army.  This award when combined with the prior award on May 22, 2020 totals $92,900,000 for delivery of M918 and M385A1 Projectile Assemblies used in the Army's legacy high velocity training rounds.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Defense Segment

As described in Note A (12) and L to the consolidated financial statements, the Company’s external net sales recognized for its Defense segment amounted to $235 million for the year ended December 31, 2020. The Company’s contracts in the Defense segment are primarily with the U.S. Department of Defense (DOD) and DOD prime contractors. The Company’s revenue under its Defense segment is generally recognized at a point in time when control of the asset is transferred to and accepted by the customer. However, at times, revenue is recognized over time when there is no alternative use for the contract asset and there is an enforceable right to payment for performance completed to date.

We have identified the timing of when control is transferred to the customer under the Defense segment contracts as a critical audit matter. Auditing this element of revenue recognition involved especially challenging auditor judgment and an increased extent of auditor effort due to; (i) the existence of and variability in the termination for convenience clauses within the contract including the enforceable right to payment for performance completed to date and (ii) consideration of the alternative use of the asset.

The primary procedures we performed to address this critical audit matter included:

●

Evaluating management’s accounting policies and practices including the appropriateness of management’s evaluation of various terms and conditions in revenue contracts including evidence of alternative use for the contract assets.

●	Assessing the appropriateness of the timing of revenue recognition for a sample of revenue contracts through: (i) reviewing contract terms, including evaluating termination for convenience clauses and enforceable right to payment for performance completed to date, and (ii) assessing the variability of contract terms in revenue contracts of the Company and evidence of alternative use for the contract asset.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2007.

Milwaukee, Wisconsin

March 16, 2021

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  December 31, 2020, 2019 and 2018

(In thousands)
Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2020	$450	$-	$-	$138	$312
Year ended December 31, 2019	$747	$6	$-	$303	$450
Year ended December 31, 2018	$1,869	$458	$(1,422)	$158	$747
Valuation allowance for deferred tax assets:
Year ended December 31, 2020	$-	$520	$-	$-	$520

Notes:

(A) Amounts charged to selling and general expenses for allowance for doubtful accounts and provision for income taxes from continuing operations for valuation allowance for deferred tax assets.

(B) Amounts charged to other accounts.  Charged to the loss on divestiture of AMTEC Less Lethal Systems, Inc. (see Note Q to the Consolidated Financial Statements.

(C) Principally bad debts written off, net of recoveries.