Form 10-Q
period 2021-04-04
NATIONAL PRESTO INDUSTRIES INC
filed 2021-05-14
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 4, 2021

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

There were 7,035,994 shares of the Issuer’s Common Stock outstanding as of May 14, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 4, 2021 and December 31, 2020

(Dollars in thousands)

	April 4, 2021 (Unaudited)		December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$65,121		$86,036
Marketable securities		52,092		68,981
Accounts receivable, net		48,117		53,667
Inventories:
Finished goods	$35,858		$31,440
Work in process	96,912		96,463
Raw materials	8,340	141,110	7,585	135,488
Notes receivable, current		2,870		2,869
Other current assets		10,290		10,199
Total current assets		319,600		357,240
PROPERTY, PLANT AND EQUIPMENT	$97,613		$96,488
Less allowance for depreciation	60,054	37,559	59,375	37,113
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,785		2,838
NOTES RECEIVABLE		7,455		7,399
RIGHT-OF-USE LEASE ASSETS		3,223		3,363
DEFERRED INCOME TAXES		3,007		2,994
OTHER ASSETS		6,285		6,906
		$395,231		$433,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 4, 2021 and December 31, 2020

(Dollars in thousands)

	April 4, 2021 (Unaudited)		December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$27,682		$33,474
Federal and state income taxes		7,435		4,777
Lease liabilities		581		573
Accrued liabilities		15,832		16,268
Total current liabilities		51,530		55,092
LEASE LIABILITIES - NON-CURRENT		2,642		2,790
OTHER NON-CURRENT LIABILITIES		940		940
Total liabilities		55,112		58,822
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	13,006		12,438
Retained earnings	332,538		367,627
Accumulated other comprehensive income	105		154
	353,090		387,660
Treasury stock, at cost	12,971		13,312
Total stockholders' equity		340,119		374,348
		$395,231		$433,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended April 4, 2021 and March 29, 2020

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2021	2020
Net sales	$81,027	$65,636
Cost of sales	62,666	49,519
Gross profit	18,361	16,117
Selling and general expenses	7,364	6,794
Intangibles amortization	54	60
Operating profit	10,943	9,263
Other income	700	1,267
Earnings before provision for income taxes	11,643	10,530
Provision for income taxes	2,650	2,308
Net earnings	$8,993	$8,222

Weighted average shares outstanding:
Basic and diluted	7,053	7,028

Net Earnings per share:
Basic and diluted	$1.28	$1.17

Comprehensive income:
Net earnings	$8,993	$8,222
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(49)	93
Comprehensive income	$8,944	$8,315

Cash dividends declared and paid per common share	$6.25	$6.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended April 4, 2021 and March 29, 2020

(Unaudited)

(Dollars in thousands)

	2021	2020
Cash flows from operating activities:
Net earnings	$8,993	$8,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	677	694
Intangibles amortization	54	60
Non-cash retirement plan expense	206	-
Other	211	400
Changes in operating accounts:
Accounts receivable, net	5,550	(2,225)
Inventories	(5,622)	(1,703)
Other assets and current assets	530	(1,501)
Accounts payable and accrued liabilities	(6,228)	4,703
Federal and state income taxes	2,428	1,934
Net cash provided by operating activities	6,799	10,584

Cash flows from investing activities:
Marketable securities purchased	-	(14,211)
Marketable securities - maturities and sales	16,951	9,111
Purchase of property, plant and equipment	(1,124)	(357)
Net cash provided by (used in) investing activities	15,827	(5,457)

Cash flows from financing activities:
Dividends paid	(44,083)	(42,172)
Proceeds from sale of treasury stock	572	528
Other	(30)	(27)
Net cash used in financing activities	(43,541)	(41,671)

Net decrease in cash and cash equivalents	(20,915)	(36,544)
Cash and cash equivalents at beginning of period	86,036	79,579
Cash and cash equivalents at end of period	$65,121	$43,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 4, 2021 and March 29, 2020

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2019	7,006	$7,441	$11,447	$362,842	$136	$(13,909)	$367,957
Net earnings				8,222			8,222
Unrealized gain on available-for-sale securities, net of tax					93		93
Dividends paid March 13, $1.00 per share regular, $5.00 per share extra				(42,172)			(42,172)
Other	10		281		-	309	590
Balance March 29, 2020	7,016	$7,441	$11,728	$328,892	$229	$(13,600)	$334,690

Balance December 31, 2020	7,025	$7,441	$12,438	$367,627	$154	$(13,312)	$374,348
Net earnings				8,993			8,993
Unrealized gain(loss) on available-for-sale securities, net of tax					(49)		(49)
Dividends paid March 12, $1.00 per share regular, $5.25 per share extra				(44,083)			(44,083)
Other	11		568	1		341	910
Balance April 4, 2021	7,036	$7,441	$13,006	$332,538	$105	$(12,971)	$340,119

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all of the adjustments which were necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of  December 31, 2020 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2020 Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

NOTE B – GENERAL

Government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company continues to monitor the impact of the pandemic on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  All of the Company’s businesses are deemed essential and as a result, all have been and are currently operating.  The COVID-19 related edicts and guidelines continue to affect each segment in a variety of fashions, which include material and labor shortages, contributing to increased material and labor costs as well as difficulty in securing needed products and components; congestion throughout the supply chain resulting in sizable delays; increased absenteeism; the cancellation of planned trade shows and customer/supplier visits; as well as inefficiencies inherent from working at home.  The extent to which the various responses to the COVID-19 pandemic impact the Company’s business for the remainder of 2021 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

In response to the government mandated COVID-19 shutdowns, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act did not have a material impact on the Company’s income tax provision for the three months ended April 4, 2021.

NOTE C – REVENUES

The Company’s revenues are derived from short-term contracts and programs that are typically completed within 3 to 24 months and are recognized in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company’s contracts generally contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small Appliances segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliances segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of April 4, 2021 and December 31, 2020, $1,764,000 and $4,723,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $3,102,000 during the three-month period ended April 4, 2021 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three month periods ended April 4, 2021 and March 29, 2020, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $459,385,000 and $320,214,000 as of April 4, 2021 and December 31, 2020, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended April 4, 2021
External net sales	$26,505	$54,455	$67	$81,027
Gross profit (loss)	4,791	13,904	(334)	18,361
Operating profit (loss)	961	11,245	(1,263)	10,943
Total assets	203,865	168,502	22,864	395,231
Depreciation and amortization	292	381	58	731
Capital expenditures	130	899	95	1,124

Quarter ended March 29, 2020
External net sales	$19,812	$45,780	$44	$65,636
Gross profit (loss)	3,264	13,247	(394)	16,117
Operating profit (loss)	(54)	10,669	(1,352)	9,263
Total assets	198,769	165,317	19,573	383,659
Depreciation and amortization	237	431	86	754
Capital expenditures	206	151	0	357

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

At April 4, 2021 and December 31, 2020, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by

FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 4, 2021
Tax-exempt Municipal Bonds	$26,309	$26,442	$133	$-
Variable Rate Demand Notes	25,650	25,650	-	-
Total Marketable Securities	$51,959	$52,092	$133	$-

December 31, 2020
Tax-exempt Municipal Bonds	$42,817	$43,013	$196	$-
Variable Rate Demand Notes	25,968	25,968	-	-
Total Marketable Securities	$68,785	$68,981	$196	$-

Proceeds from maturities and sales of available-for-sale securities totaled $16,951,000 and $9,111,000 for the three month periods ended April 4, 2021 and March 29, 2020, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized (losses) gains included in other comprehensive income were ($62,000) and $118,000 before taxes for the three month periods ended April 4, 2021 and March 29, 2020.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at April 4, 2021 are as follows: $23,312,000 within one year; $3,129,000 beyond one year to five years; $725,000 beyond five years to ten years, and $24,926,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of April 4, 2021 and December 31, 2020, $10,959,000 and $11,217,000 of such prepayments, respectively, remained unused and outstanding.  At  April 4, 2021 and December 31, 2020, $4,674,000 and $4,311,000 of those payments, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE I – LEASES

The Company accounts for leases under ASC Topic 842, Leases.  The Company’s leasing activities include roles as both lessee and lessor.  As lessee, the Company’s primary leasing activities include buildings and structures to support its manufacturing operations at one location in its Defense segment, and warehouse space and equipment to support its distribution center operations in its Housewares/Small Appliances segment.  As lessor, the Company’s primary leasing activity is comprised of manufacturing and office space located adjacent to its corporate offices.  All of the Company’s leases are classified as operating leases.

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

	3 Months Ending	3 Months Ending
Summary of Lease Cost (in thousands)	April 4, 2021	March 29, 2020
Operating lease cost	$185	$178
Short-term and variable lease cost	110	98
Total lease cost	$295	$276

Operating cash used for operating leases was $295,000 and $276,000 for the three months ended April 4, 2021 and March 29, 2020, respectively.  The weighted-average remaining lease term was 6.7 years, and the weighted-average discount rate was 5.6% as of April 4, 2021.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2021 (remaining nine months)	$558
2022	745
2023	599
2024	497
2025	426
Thereafter	1,067
Total lease payments	$3,892
Less: future interest expense	669
Lease liabilities	$3,223

Lease income from operating lease payments was $493,000 and $492,000 for the quarters ended April 4, 2021 and March 29, 2020, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2021 (remaining nine months)	$1,392
2022	1,843
2023	1,837
2024	1,837
2025	1,837
Thereafter	12,859
Total lease payments	$21,605

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

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for approximately 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company intends to vigorously fight the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC 450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of April 4, 2021.

 NOTE K – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes, and providing for simplification in several other areas.  The standard became effective for fiscal years beginning after December 15, 2020.  The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2020 Annual Report to Shareholders, in the Proxy Statement for the 2021 annual meeting, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology system.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

COVID-19 Disclosure

At the inception of the state COVID-19-related shutdowns, all of the Company’s businesses were deemed essential and as a result, did not shutdown.  Although the state shutdowns are largely over, CDC guidelines and various state and municipal edicts remain in effect resulting in ongoing concerns about the impact of the COVID-19 virus and its possible variants.  Those guidelines and edicts typically require social distancing and the wearing of masks, which has in turn led many to remain at home.  Government payments have ensured that demand for goods is high while removing the incentive to work, which has in turn affected supply and the cost of materials, components, finished goods, labor, and transportation.  Those shortages have in turn led to congestion throughout the supply chain that has impacted all of the Company's businesses.  Due to social distancing and mask mandates, both internal and external contacts continue to be managed through internet tools like “Zoom.”  Due to the Company’s historical conservative practices, it has no debt and has adequate balances to fund its operations.

The Company has complied with the applicable COVID-19 regulations and CDC guidelines.  The six-foot social distancing rule continues to be observed in the offices and where practicable in the factories.  Where not practicable, barriers were and continue to be erected between workers.  Surfaces are regularly cleaned and disinfected in accordance with guidelines.

The ongoing COVID-19 regulations and guidelines have affected each segment in a variety of ways, which include increased absenteeism; the cancellation of planned trade shows and customer/supplier visits; inefficiencies inherent from working at home; as well as challenges in securing material, components, finished goods, and labor.  See “Item 1A. Risk Factors” titled “The COVID-19 or Other Pandemics, Epidemics or Similar Public Health Crises Risks” included in the Company's Annual Report on Form 10-K for year ended December 31, 2020.

Comparison of First Quarter 2021 and 2020

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended April 4, 2021 and March 29, 2020.

The Company reports its operations on a fiscal quarter basis in which each quarter contains approximately thirteen weeks and ends on a Sunday, with the exception of the fourth quarter, which ends on December 31.  Occasionally, the end dates of the fiscal quarters are adjusted to account for differences that accumulate between the end of the fiscal year and the end of the subsequent first quarter.  One such adjustment occurred during the quarter ended April 4, 2021.  As compared to the prior year's first quarter, the current quarter includes five additional days.

On a consolidated basis, net sales increased by $15,391,000 (23%), gross profit increased by $2,244,000 (14%), selling and general expenses increased by $570,000 (8%), and intangibles amortization decreased by $6,000.  Other income decreased by $567,000  (45%), while earnings before provision for income taxes increased by $1,113,000 (11%), and net earnings increased by $771,000 (9%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $6,693,000 from $19,812,000 to $26,505,000, or 33.8%, primarily attributable to an increase in shipments.  Defense net sales increased by $8,675,000 from $45,780,000 to $54,455,000, or 19%, also primarily reflecting an increase in shipments.

Housewares/Small Appliance gross profit increased $1,527,000 from $3,264,000 to $4,791,000, primarily reflecting the increased sales mentioned above and improved product mix. Defense gross profit increased $657,000 from $13,247,000 to $13,904,000, primarily reflecting the increase in sales mentioned above, partially offset by a less favorable mix of products and higher material costs.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $512,000, primarily reflecting higher accruals for insurance costs of $329,000, health care costs of $277,000, and legal and professional costs of $75,000.  These were partially offset by the absence of 2020 charges related to a product marketing campaign. Selling and general expenses for the Defense segment were relatively flat, increasing $82,000.  Safety segment selling and general expenses were essentially flat.

The above items were responsible for the change in operating profit.

The $567,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from lower yields on a lower average daily investment.

Earnings before provision for income taxes increased $1,113,000 from $10,530,000 to $11,643,000.  The provision for income taxes increased from $2,308,000 to $2,650,000, which resulted in an effective income tax rate of 23% and 22%, for the three months ended April 4, 2021 and March 29, 2020, respectively.  Net earnings increased $771,000 from $8,222,000 to $8,993,000, or 9%.

Liquidity and Capital Resources

Net cash provided by operating activities was $6,799,000 and $10,584,000 for the three months ended April 4, 2021 and March 29, 2020, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2021 were net earnings of $8,993,000, which included non-cash depreciation and amortization expenses of $731,000.  Also contributing to the cash provided was a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by increased inventory levels and a net decrease in accounts payable and accrual levels.  Of particular note during the first three months of 2020 were net earnings of $8,222,000, which included non-cash depreciation and amortization expenses of $754,000.  Also contributing to the cash provided was a net increase in payable and accrual levels, partially offset by increased inventory levels, prepayments for insurance, and an increase in accounts receivable levels.

Net cash provided by investing activities was $15,827,000 during the first three months of 2021 as compared to $5,457,000 used in investing activities during the first three months of 2020.  Significant factors contributing to the change were maturities and sales of marketable securities in 2021 of $16,951,000, in contrast with net purchases of marketable securities in 2020 of $5,100,000.  Also contributing to the change in cash was an increase in the purchase of property, plant, and equipment in 2021.

Net cash used in financing activities was $43,541,000 and $41,671,000, for the first three months of 2021 and 2020, respectively, and primarily relate to the annual dividend payments.  The extra dividend increased from $5.00 per share in 2020 to $5.25 per share in 2021.  Cash flows for both three-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $34,078,000 during the first three months of 2021 to $268,070,000 at April 4, 2021 for the reasons stated above.  The Company's current ratio was 6.2 to 1.0 at April 4, 2021 and 6.5 to 1.0 at December 31, 2020.

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

Inventories

New Housewares/Small Appliance product introductions are an important part of the Company’s sales to offset the morbidity rate of other Housewares/Small Appliance products.  New products entail unusual risks and have occasionally in the past resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  There were no such obsolescence issues that had a material effect during the current period in the Housewares/Small Appliance and Safety segments, and accordingly, the Company did not record a reserve for obsolete product.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 4, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended April 4, 2021 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 4, 2021, formatted in Inline XBRL and contained in Exhibit 101.INS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

/s/ Maryjo Cohen
Maryjo Cohen, Chair of the Board,
President, Chief Executive Officer
(Principal Executive Officer), Director

/s/ David J. Peuse
David J. Peuse, Director of Financial Reporting and Treasurer, (Principal
Financial Officer)

Date: May 14, 2021