Form 10-Q
period 2021-07-04
NATIONAL PRESTO INDUSTRIES INC
filed 2021-08-13
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 4, 2021

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

There were 7,037,938 shares of the Issuer’s Common Stock outstanding as of August 13, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 4, 2021 and December 31, 2020

(Dollars in thousands)

	July 4, 2021 (Unaudited)		December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$73,052		$86,036
Marketable securities		42,465		68,981
Accounts receivable, net		49,870		53,667
Inventories:
Finished goods	$40,533		$31,440
Work in process	94,174		96,463
Raw materials	8,415	143,122	7,585	135,488
Notes receivable, current		2,871		2,869
Other current assets		12,447		10,199
Total current assets		323,827		357,240
PROPERTY, PLANT AND EQUIPMENT	$98,409		$96,488
Less allowance for depreciation	60,698	37,711	59,375	37,113
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,731		2,838
NOTES RECEIVABLE		7,509		7,399
RIGHT-OF-USE LEASE ASSETS		10,409		3,363
DEFERRED INCOME TAXES		3,016		2,994
OTHER ASSETS		6,015		6,906
		$406,535		$433,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 4, 2021 and December 31, 2020

(Dollars in thousands)

	July 4, 2021 (Unaudited)		December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$26,375		$33,474
Federal and state income taxes		2,487		4,777
Lease liabilities		532		573
Accrued liabilities		16,634		16,268
Total current liabilities		46,028		55,092
LEASE LIABILITIES - NON-CURRENT		9,877		2,790
OTHER NON-CURRENT LIABILITIES		940		940
Total liabilities		56,845		58,822
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	13,256		12,438
Retained earnings	341,831		367,627
Accumulated other comprehensive income	71		154
	362,599		387,660
Treasury stock, at cost	12,909		13,312
Total stockholders' equity		349,690		374,348
		$406,535		$433,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended July 4, 2021 and June 28, 2020

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Net sales	$87,118	$87,132	$168,145	$152,768
Cost of sales	69,443	65,389	132,109	114,908
Gross profit	17,675	21,743	36,036	37,860
Selling and general expenses	6,291	6,360	13,655	13,154
Intangibles amortization	54	54	108	114
Operating profit	11,330	15,329	22,273	24,592
Other income	565	953	1,265	2,220
Earnings before provision for income taxes	11,895	16,282	23,538	26,812
Provision for income taxes	2,603	3,625	5,253	5,933
Net earnings	$9,292	$12,657	$18,285	$20,879

Weighted average shares outstanding:
Basic and diluted	7,060	7,038	7,057	7,034

Net Earnings per share:
Basic and diluted	$1.32	$1.80	$2.59	$2.97

Comprehensive income:
Net earnings	$9,292	$12,657	$18,285	$20,879
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(34)	65	(83)	158
Comprehensive income	$9,258	$12,722	$18,202	$21,037

Cash dividends declared and paid per common share	$0.00	$0.00	$6.25	$6.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended July 4, 2021 and June 28, 2020

(Unaudited)

(Dollars in thousands)

	2021	2020
Cash flows from operating activities:
Net earnings	$18,285	$20,879
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,357	1,386
Intangibles amortization	108	114
Non-cash retirement plan expense	402	193
Other	168	350
Changes in operating accounts:
Accounts receivable, net	3,797	(10,915)
Inventories	(7,634)	(3,808)
Other assets and current assets	(1,357)	(9,882)
Accounts payable and accrued liabilities	(6,733)	11,293
Federal and state income taxes	(2,290)	5,023
Net cash provided by operating activities	6,103	14,633

Cash flows from investing activities:
Marketable securities purchased	-	(38,084)
Marketable securities - maturities and sales	26,410	18,635
Purchase of property, plant and equipment	(1,956)	(733)
Net cash provided by (used in) investing activities	24,454	(20,182)

Cash flows from financing activities:
Dividends paid	(44,083)	(42,172)
Proceeds from sale of treasury stock	572	528
Other	(30)	(27)
Net cash used in financing activities	(43,541)	(41,671)

Net decrease in cash and cash equivalents	(12,984)	(47,220)
Cash and cash equivalents at beginning of period	86,036	79,579
Cash and cash equivalents at end of period	$73,052	$32,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended July 4, 2021 and June 28, 2020

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance March 29, 2020	7,016	$7,441	$11,728	$328,892	$229	$(13,600)	$334,690
Net earnings				12,657			12,657
Unrealized gain on available-for-sale securities, net of tax					65		65
Other	3		195		-	88	283
Balance June 28, 2020	7,019	$7,441	$11,923	$341,549	$294	$(13,512)	$347,695

Balance April 4, 2021	7,036	$7,441	$13,006	$332,538	$105	$(12,971)	$340,119
Net earnings				9,292			9,292
Unrealized loss on available-for-sale securities, net of tax					(34)		(34)
Other	2		250	1		62	313
Balance July 4, 2021	7,038	$7,441	$13,256	$341,831	$71	$(12,909)	$349,690

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2019	7,006	$7,441	$11,447	$362,842	$136	$(13,909)	$367,957
Net earnings				20,879			20,879
Unrealized gain on available-for-sale securities, net of tax					158		158
Dividends paid March 13, $1.00 per share regular, $5.00 per share extra				(42,172)			(42,172)
Other	13		476	-	-	397	873
Balance June 28, 2020	7,019	$7,441	$11,923	$341,549	$294	$(13,512)	$347,695

Balance December 31, 2020	7,025	$7,441	$12,438	$367,627	$154	$(13,312)	$374,348
Net earnings				18,285			18,285
Unrealized loss on available-for-sale securities, net of tax					(83)		(83)
Dividends paid March 15, $1.00 per share regular, $5.25 per share extra				(44,083)			(44,083)
Other	13		818	2		403	1,223
Balance July 4, 2021	7,038	$7,441	$13,256	$341,831	$71	$(12,909)	$349,690

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

NOTE B – GENERAL

Government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company continues to monitor the impact of the pandemic on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  All of the Company’s businesses are deemed essential and as a result, all have been and are currently operating.  The COVID-19 related edicts and guidelines continue to affect each segment in a variety of fashions, which include material and labor shortages, contributing to increased material and labor costs as well as difficulty in securing needed products and components; congestion throughout the supply chain resulting in sizable delays; increased absenteeism; limited opportunities to meet with customers/suppliers; as well as inefficiencies inherent from working at home.  The extent to which the various responses to the COVID-19 pandemic impact the Company’s business for the remainder of 2021 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

In response to the government mandated COVID-19 shutdowns, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act did not have a material impact on the Company’s income tax provision for the three months or six months ended July 4, 2021.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of July 4, 2021 and December 31, 2020, $1,760,000 and $4,723,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $3,106,000 during the six-month period ended July 4, 2021 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three and six month periods ended July 4, 2021 and June 28, 2020, the Company reduced its estimate of returns of seasonal and newly introduced product by $138,000 and $421,000, respectively.  There were no other material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $424,686,000 and $320,214,000 as of July 4, 2021 and December 31, 2020, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended July 4, 2021
External net sales	$23,200	$63,799	$119	$87,118
Gross profit (loss)	1,300	16,607	(232)	17,675
Operating profit (loss)	(1,593)	14,111	(1,188)	11,330
Total assets	208,250	175,369	22,916	406,535
Depreciation and amortization	302	374	58	734
Capital expenditures	210	611	11	832

Quarter ended June 28, 2020
External net sales	$26,044	$61,030	$58	$87,132
Gross profit (loss)	5,459	16,666	(382)	21,743
Operating profit (loss)	2,408	14,256	(1,335)	15,329
Total assets	213,866	172,314	20,140	406,320
Depreciation and amortization	242	430	74	746
Capital expenditures	119	170	87	376

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Six Months Ended July 4, 2021
External net sales	$49,705	$118,254	$186	$168,145
Gross profit (loss)	6,091	30,511	(566)	36,036
Operating profit (loss)	(632)	25,356	(2,451)	22,273
Total assets	208,250	175,369	22,916	406,535
Depreciation and amortization	593	755	117	1,465
Capital expenditures	340	1,510	106	1,956

Six Months Ended June 28, 2020
External net sales	$45,856	$106,810	102	$152,768
Gross profit (loss)	8,723	29,913	(776)	37,860
Operating profit (loss)	2,354	24,925	(2,687)	24,592
Total assets	213,866	172,314	20,140	406,320
Depreciation and amortization	479	861	160	1,500
Capital expenditures	325	321	87	733

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

At July 4, 2021 and December 31, 2020, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by

FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 4, 2021
Tax-exempt Municipal Bonds	$16,835	$16,925	$90	$-
Variable Rate Demand Notes	25,540	25,540	-	-
Total Marketable Securities	$42,375	$42,465	$90	$-

December 31, 2020
Tax-exempt Municipal Bonds	$42,817	$43,013	$196	$-
Variable Rate Demand Notes	25,968	25,968	-	-
Total Marketable Securities	$68,785	$68,981	$196	$-

Proceeds from maturities and sales of available-for-sale securities totaled $9,459,000 and $9,524,000 for the three month periods ended July 4, 2021 and June 28, 2020, respectively, and totaled $26,410,000 and $18,635,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized (losses) gains included in other comprehensive income were ($44,000) and $82,000 before taxes for the three month periods ended July 4, 2021 and June 28, 2020, respectively and were ($106,000) and $200,000 before taxes for the six month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 4, 2021 are as follows: $14,149,000 within one year; $2,775,000 beyond one year to five years; $4,290,000 beyond five years to ten years, and $21,251,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of July 4, 2021 and December 31, 2020, $10,596,000 and $11,217,000 of such prepayments, respectively, remained unused and outstanding.  At  July 4, 2021 and December 31, 2020, $4,581,000 and $4,311,000 of those payments, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

The Company’s leases as lessee in its Defense segment provide for variable lease payments that are based on changes in the Consumer Price Index.  As lessor, the Company’s primary lease also provides for variable lease payments that are based on changes in the Consumer Price Index, as well as on increases in costs of insurance, real estate taxes, and utilities related to the leased space. Generally, all of the Company’s lease contracts include options for extensions and early terminations.  The majority of lease terms of the Company’s lease contracts recognized on the balance sheet reflect extension options, while none reflect early termination options.

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

	3 Months Ending	3 Months Ending	6 Months Ending	6 Months Ending
Summary of Lease Cost (in thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Operating lease cost	$249	$183	$434	$361
Short-term and variable lease cost	50	108	160	206
Total lease cost	$299	$291	$594	$567

Operating cash used for operating leases was $299,000 and $594,000 for the three and six months ended July 4, 2021, respectively.  The weighted-average remaining lease term was 22.9 years, and the weighted-average discount rate was 4.6% as of July 4, 2021.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2021 (remaining six months)	$397
2022	805
2023	679
2024	629
2025	621
Thereafter	14,684
Total lease payments	$17,815
Less: future interest expense	7,406
Lease liabilities	$10,409

Lease income from operating lease payments was $464,000 and $463,000 for the quarters ended July 4, 2021 and June 28, 2020, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2021 (remaining six months)	$933
2022	1,843
2023	1,837
2024	1,837
2025	1,837
Thereafter	12,859
Total lease payments	$21,146

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

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for approximately 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company intends to vigorously fight the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC 450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of July 4, 2021.

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

NOTE L - REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

During the course of preparing the quarterly report on Form 10-Q for the quarter ended July 4, 2021, the Company identified a misstatement related to the termination and recognition of various leases in the Company's Defense segment for the quarter ended April 4, 2021, filed on Form 10-Q on May 14, 2021.

Under ASC Topic 842, Leases, lessees are required to recognize a lease liability and a right-of-use asset for all leases, with certain exceptions. For the quarter ended April 4, 2021, the Company failed to recognize a change in its lease liabilities and right-of-use assets for various terminated and new leases in its Defense segment.  The Company estimates that its total Lease Liabilities and Right-of-Use assets were understated by $7,430,000 as of April 4, 2021.

The effect of the revision on specific line items in the Company's previously issued unaudited financial statements for the quarter ended April 4, 2021 is as follows:

As of April 4, 2021 (in 000s)	As Reported	Revision	If Revised

Right-of-Use Lease Assets	$3,223	$7,430	$10,653
Total Assets	$395,231	$7,430	$402,661
Lease Liabilities – Non-Current	$2,642	$7,430	$10,072
Total Liabilities	$55,112	$7,430	$62,542
Total Liabilities and Stockholders’ Equity	$395,231	$7,430	$402,661

NOTE M - SUBSEQUENT EVENT

On August 10, 2021, severe weather caused damage to one of the buildings located at the Company's Janesville, Wisconsin operating facility, as well as to inventory, equipment and tooling located within the building.  The Company is currently assessing the extent of the damage and is working with its insurance company to file the necessary claims.

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

COVID-19 Disclosure

At the inception of the state COVID-19-related shutdowns, all of the Company’s businesses were deemed essential and as a result, did not shutdown.  Although the state shutdowns are largely over, CDC guidelines remain in effect resulting in ongoing concerns about the government responses to the COVID-19 virus and in particular, to the Delta and other possible variants.  Those guidelines typically require social distancing for the unvaccinated and the wearing of masks.  Government payments have ensured that demand for goods is high while removing the incentive to work, which has in turn affected supply and the cost of materials, components, finished goods, labor, and transportation.  Those shortages have in turn led to congestion throughout the supply chain that has impacted all of the Company's businesses.  As a result of ongoing uncertainties, many external contacts continue to be managed through internet tools like “Zoom.”  Due to the Company’s historical conservative practices, it has no debt and has adequate balances to fund its operations.

The Company has complied with the applicable COVID-19 regulations and CDC guidelines.  For individuals not fully vaccinated, both masks and the six-foot social distancing rule continue to be observed in the offices and where practicable in the factories.  Where not practicable, barriers are in place between workers.  Surfaces are regularly cleaned and disinfected in accordance with guidelines.

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

Comparison of Second Quarter 2021 and 2020

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended July 4, 2021 and June 28, 2020.

On a consolidated basis, net sales were relatively flat decreasing by $14,000, gross profit decreased by $4,068,000 (19%), selling and general expenses decreased by $69,000 (1%), and intangibles amortization was flat.  Other income decreased by $388,000  (41%), while earnings before provision for income taxes decreased by $4,387,000 (27%), and net earnings decreased by $3,365,000 (27%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $2,844,000 from $26,044,000 to $23,200,000, or 10.9%, primarily attributable to a decrease in shipments.  Defense net sales increased by $2,769,000 from $61,030,000 to $63,799,000, or 4.5%, primarily reflecting an increase in shipments.

Housewares/Small Appliance gross profit decreased $4,159,000 from $5,459,000 to $1,300,000, primarily reflecting the decreased sales mentioned above and higher product and freight costs. Defense gross profit decreased $59,000 from $16,666,000 to $16,607,000, primarily reflecting the increase in sales mentioned above, offset by a less favorable mix of products.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $158,000, primarily reflecting the absence of 2020 charges related to a product marketing campaign of $218,000 and a favorable adjustment to self-insurance reserves of $110,000 partially offset by higher costs and accruals for health care of $151,000.  Selling and general expenses for the Defense and Safety segments were essentially flat.

The above items were responsible for the change in operating profit.

The $388,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from lower yields on a lower average daily investment.

Earnings before provision for income taxes decreased $4,387,000 from $16,282,000 to $11,895,000.  The provision for income taxes decreased from $3,625,000 to $2,603,000, which resulted in an effective income tax rate of 22%, for both quarters ended July 4, 2021 and June 28, 2020, respectively.  Net earnings decreased $3,365,000 from $12,657,000 to $9,292,000, or 27%.

Comparison of First Six Months 2021 and 2020

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended July 4, 2021 and June 28, 2020.

The Company reports its operations on a fiscal quarter basis in which each quarter contains approximately thirteen weeks and ends on a Sunday, with the exception of the fourth quarter, which ends on December 31.  Occasionally, the end dates of the fiscal quarters are adjusted to account for differences that accumulate between the end of the fiscal year and the end of the subsequent first quarter.  One such adjustment occurred during the quarter ended April 4, 2021.  As compared to the prior year's first six months, the current year's first six months includes five additional days.

On a consolidated basis, sales increased by $15,377,000 (10%), gross profit decreased by $1,824,000 (5%), selling and general expenses increased by $501,000 (4%), and intangibles amortization was essentially flat.   Other income decreased by $955,000 (43%), while earnings before provision for income taxes decreased by $3,274,000 (12%), and net earnings decreased by $2,594,000 (12%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $3,849,000 from $45,856,000 to $49,705,000, or 8%, primarily attributable to an increase in shipments.  Defense net sales increased by $11,444,000 from $106,810,000 to $118,254,000, or 11%, also primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $2,632,000 from $8,723,000 to $6,091,000, primarily reflecting the increase in sales mentioned above offset by increased product and freight costs. Defense gross profit increased $598,000 from $29,913,000 to $30,511,000, primarily reflecting the increase in sales mentioned above partially offset by a less favorable product mix. Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $354,000, primarily reflecting higher costs and accruals for health care of $428,000 and increased accruals for insurance of $326,000, partially offset by the absence of 2020 charges related to a product marketing campaign of $523,000.  Selling and general expenses for the Defense segment increased $167,000, primarily reflecting an increase in employee compensation and health care costs.  Safety segment selling and general expenses were essentially flat.

The above items were responsible for the change in operating profit.

The $955,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities stemming from lower yields on a lower average daily investment.

Earnings before provision for income taxes decreased $3,274,000 from $26,812,000 to $23,538,000.  The provision for income taxes decreased from $5,933,000 to $5,253,000, which resulted in an effective income tax rate of 22% in 2021 and in 2020.  Net earnings decreased $2,594,000 from $20,879,000 to $18,285,000, or 12%.

Liquidity and Capital Resources

Net cash provided by operating activities was $6,103,000 and $14,633,000 for the six months ended July 4, 2021 and June 28, 2020, respectively.  The principal factors contributing to the decrease can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2021 were net earnings of $18,285,000, which included non-cash depreciation and amortization expenses of $1,465,000.  Also contributing to the cash provided was a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by increased inventory levels, a net increase in deposits made to vendors included in other assets and current assets, and a net decrease in accounts payable and accrual levels.  Of particular note during the first six months of 2020 were net earnings of $20,879,000, which included non-cash depreciation and amortization expenses of $1,500,000.  Also contributing to the cash provided was a net increase in payable and accrual levels, partially offset by increased inventory levels, deposits made to vendors included in other assets and other current assets, and an increase in accounts receivable levels.

Net cash provided by investing activities was $24,454,000 during the first six months of 2021 as compared to $20,182,000 used in investing activities during the first six months of 2020.  Significant factors contributing to the change were maturities and sales of marketable securities in 2021 of $26,410,000, in contrast with net purchases of marketable securities in 2020 of $19,449,000.  Also contributing to the change in cash was an increase in the purchase of property, plant, and equipment in 2021.

Net cash used in financing activities was $43,541,000 and $41,671,000, for the first six months of 2021 and 2020, respectively, and primarily relate to the annual dividend payments.  The extra dividend increased from $5.00 per share in 2020 to $5.25 per share in 2021.  Cash flows for both six-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $24,349,000 during the first six months of 2021 to $277,799,000 at July 4, 2021 for the reasons stated above.  The Company's current ratio was 7.0 to 1.0 at July 4, 2021 and 6.5 to 1.0 at December 31, 2020.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in its business segments per existing authorized projects and for additional projects, if the appropriate return on investment is projected.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of July 4, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended July 4, 2021 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 4, 2021, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: August 13, 2021