Form 10-Q
period 2021-10-03
NATIONAL PRESTO INDUSTRIES INC
filed 2021-11-12
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 3, 2021

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

There were 7,039,950 shares of the Issuer’s Common Stock outstanding as of November 12, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 3, 2021 and December 31, 2020

(Dollars in thousands)

	October 3, 2021 (Unaudited)		December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$91,013		$86,036
Marketable securities		33,313		68,981
Accounts receivable, net		51,110		53,667
Inventories:
Finished goods	$47,352		$31,440
Work in process	94,990		96,463
Raw materials	8,243	150,585	7,585	135,488
Notes receivable, current		2,486		2,869
Other current assets		16,679		10,199
Total current assets		345,186		357,240
PROPERTY, PLANT AND EQUIPMENT	$98,880		$96,488
Less allowance for depreciation	61,364	37,516	59,375	37,113
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,678		2,838
NOTES RECEIVABLE		7,563		7,399
RIGHT-OF-USE LEASE ASSETS		10,277		3,363
DEFERRED INCOME TAXES		3,022		2,994
OTHER ASSETS		4,350		6,906
		$425,909		$433,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 3, 2021 and December 31, 2020

(Dollars in thousands)

	October 3, 2021 (Unaudited)		December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$41,814		$33,474
Federal and state income taxes		2,212		4,777
Lease liabilities		537		573
Accrued liabilities		16,595		16,268
Total current liabilities		61,158		55,092
LEASE LIABILITIES - NON-CURRENT		9,740		2,790
OTHER NON-CURRENT LIABILITIES		940		940
Total liabilities		71,838		58,822
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	13,468		12,438
Retained earnings	345,959		367,627
Accumulated other comprehensive income	48		154
	366,916		387,660
Treasury stock, at cost	12,845		13,312
Total stockholders' equity		354,071		374,348
		$425,909		$433,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended October 3, 2021 and September 27, 2020

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Net sales	$87,225	$93,937	$255,370	$246,705
Cost of sales	75,995	73,219	208,104	188,127
Gross profit	11,230	20,718	47,266	58,578
Selling and general expenses	6,541	6,212	20,196	19,366
Intangibles amortization	54	54	162	168
Operating profit	4,635	14,452	26,908	39,044
Other income	645	812	1,910	3,032
Earnings before provision for income taxes	5,280	15,264	28,818	42,076
Provision for income taxes	1,151	3,126	6,404	9,059
Net earnings	$4,129	$12,138	$22,414	$33,017

Weighted average shares outstanding:
Basic and diluted	7,062	7,041	7,059	7,036

Net Earnings per share:
Basic and diluted	$0.58	$1.72	$3.18	$4.69

Comprehensive income:
Net earnings	$4,129	$12,138	$22,414	$33,017
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(22)	(64)	(105)	94
Comprehensive income	$4,107	$12,074	$22,309	$33,111

Cash dividends declared and paid per common share	$0.00	$0.00	$6.25	$6.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended October 3, 2021 and September 27, 2020

(Unaudited)

(Dollars in thousands)

	2021	2020
Cash flows from operating activities:
Net earnings	$22,414	$33,017
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,066	2,070
Intangibles amortization	162	168
Non-cash retirement plan expense	563	379
Loss on sale of property, plant, and equipment	-	2
Other	226	558
Changes in operating accounts:
Accounts receivable, net	2,557	(21,699)
Inventories	(15,097)	(7,566)
Other assets and current assets	(3,924)	(6,684)
Accounts payable and accrued liabilities	8,167	10,030
Federal and state income taxes	(2,565)	(2,011)
Net cash provided by operating activities	14,569	8,264

Cash flows from investing activities:
Marketable securities purchased	(4)	(42,105)
Marketable securities - maturities and sales	35,537	41,859
Proceeds from note receivable	386	-
Proceeds from insurance settlement	500	-
Purchase of property, plant and equipment	(2,469)	(1,498)
Net cash provided by (used in) investing activities	33,950	(1,744)

Cash flows from financing activities:
Dividends paid	(44,083)	(42,172)
Proceeds from sale of treasury stock	571	528
Other	(30)	(27)
Net cash used in financing activities	(43,542)	(41,671)

Net increase (decrease) in cash and cash equivalents	4,977	(35,151)
Cash and cash equivalents at beginning of period	86,036	79,579
Cash and cash equivalents at end of period	$91,013	$44,428

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended October 3, 2021 and September 27, 2020

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance June 28, 2020	7,019	$7,441	$11,923	$341,549	$294	$(13,512)	$347,695
Net earnings				12,138			12,138
Unrealized (loss) on available-for-sale securities, net of tax					(64)		(64)
Other	2		208		-	70	278
Balance September 27, 2020	7,021	$7,441	$12,131	$353,687	$230	$(13,442)	$360,047

Balance July 4, 2021	7,038	$7,441	$13,256	$341,831	$71	$(12,909)	$349,690
Net earnings				4,129			4,129
Unrealized (loss) on available-for-sale securities, net of tax					(22)		(22)
Other	2		212	(1)	(1)	64	274
Balance October 3, 2021	7,040	$7,441	$13,468	$345,959	$48	$(12,845)	$354,071

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2019	7,006	$7,441	$11,447	$362,842	$136	$(13,909)	$367,957
Net earnings				33,017			33,017
Unrealized gain on available-for-sale securities, net of tax					94		94
Dividends paid March 13, $1.00 per share regular, $5.00 per share extra				(42,172)			(42,172)
Other	15		684			467	1,151
Balance September 27, 2020	7,021	$7,441	$12,131	$353,687	$230	$(13,442)	$360,047

Balance December 31, 2020	7,025	$7,441	$12,438	$367,627	$154	$(13,312)	$374,348
Net earnings				22,414			22,414
Unrealized (loss) on available-for-sale securities, net of tax					(105)		(105)
Dividends paid March 15, $1.00 per share regular, $5.25 per share extra				(44,083)			(44,083)
Other	15		1,030	1	(1)	467	1,497
Balance October 3, 2021	7,040	$7,441	$13,468	$345,959	$48	$(12,845)	$354,071

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

NOTE B – GENERAL

Government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company continues to monitor the impact of the pandemic on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  All of the Company’s businesses are deemed essential and as a result, all have been and are currently operating.  The COVID-19 related edicts and guidelines continue to affect each segment in a variety of fashions, which include material and labor shortages, contributing to increased material and labor costs as well as difficulty in securing needed products and components; congestion throughout the supply chain resulting in sizable delays; increased absenteeism; limited opportunities to meet with customers/suppliers; as well as inefficiencies inherent when dealing with suppliers and customers that continue to work from home.  The extent to which the various responses to the COVID-19 pandemic impact the Company’s business for the remainder of 2021 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

In response to the government mandated COVID-19 shutdowns, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act did not have a material impact on the Company’s income tax provision for the three months or nine months ended October 3, 2021.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of October 3, 2021 and December 31, 2020, $2,068,000 and $4,723,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $3,222,000 during the nine-month period ended October 3, 2021 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the nine month periods ended October 3, 2021 and September 27, 2020, the Company reduced its estimate of returns of seasonal and newly introduced product by $138,000 and $421,000, respectively with no adjustments during the three month periods then ended.  There were no other material adjustments to the aforementioned estimates during the same periods.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $474,752,000 and $320,214,000 as of October 3, 2021 and December 31, 2020, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 24-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended October 3, 2021
External net sales	$27,732	$59,338	$155	$87,225
Gross profit (loss)	(3,180)	14,620	(210)	11,230
Operating profit (loss)	(6,277)	12,099	(1,187)	4,635
Total assets	233,680	169,124	23,105	425,909
Depreciation and amortization	318	386	59	763
Capital expenditures	241	262	10	513

Quarter ended September 27, 2020
External net sales	$27,169	$66,679	$89	$93,937
Gross profit (loss)	5,259	15,718	(259)	20,718
Operating profit (loss)	2,385	13,416	(1,349)	14,452
Total assets	218,464	171,105	21,109	410,678
Depreciation and amortization	243	434	61	738
Capital expenditures	130	624	10	764

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Nine Months Ended October 3, 2021
External net sales	$77,437	$177,592	$341	$255,370
Gross profit (loss)	2,911	45,131	(776)	47,266
Operating profit (loss)	(6,909)	37,455	(3,638)	26,908
Total assets	233,680	169,124	23,105	425,909
Depreciation and amortization	911	1,141	176	2,228
Capital expenditures	581	1,772	116	2,469

Nine Months Ended September 27, 2020
External net sales	$73,025	$173,489	191	$246,705
Gross profit (loss)	13,982	45,631	(1,035)	58,578
Operating profit (loss)	4,739	38,341	(4,036)	39,044
Total assets	218,464	171,105	21,109	410,678
Depreciation and amortization	722	1,295	221	2,238
Capital expenditures	456	945	97	1,498

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

At October 3, 2021 and December 31, 2020, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by

FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
October 3, 2021
Tax-exempt Municipal Bonds	$7,827	$7,888	$61	$-
Variable Rate Demand Notes	25,425	25,425	-	-
Total Marketable Securities	$33,252	$33,313	$61	$-

December 31, 2020
Tax-exempt Municipal Bonds	$42,817	$43,013	$196	$-
Variable Rate Demand Notes	25,968	25,968	-	-
Total Marketable Securities	$68,785	$68,981	$196	$-

Proceeds from maturities and sales of available-for-sale securities totaled $9,127,000 and $23,224,000 for the three month periods ended October 3, 2021 and September 27, 2020, respectively, and totaled $35,537,000 and $41,859,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized (losses) gains included in other comprehensive income were ($28,000) and ($81,000) before taxes for the three month periods ended October 3, 2021 and September 27, 2020, respectively and were ($134,000) and $119,000 before taxes for the nine month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at October 3, 2021 are as follows: $6,403,000 within one year; $1,485,000 beyond one year to five years; $4,175,000 beyond five years to ten years, and $21,250,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of October 3, 2021 and December 31, 2020, $8,711,000 and $11,217,000 of such prepayments, respectively, remained unused and outstanding.  At  October 3, 2021 and December 31, 2020, $4,361,000 and $4,311,000 of those payments, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

	3 Months Ending	3 Months Ending	9 Months Ending	9 Months Ending
Summary of Lease Cost (in thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Operating lease cost	$254	$183	$688	$544
Short-term and variable lease cost	46	131	206	337
Total lease cost	$300	$314	$894	$881

Operating cash used for operating leases was $300,000 and $894,000 for the three and nine months ended October 3, 2021, respectively.  The weighted-average remaining lease term was 22.7 years, and the weighted-average discount rate was 4.6% as of October 3, 2021.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2021 (remaining three months)	$196
2022	805
2023	679
2024	629
2025	621
Thereafter	14,631
Total lease payments	$17,561
Less: future interest expense	7,284
Lease liabilities	$10,277

Lease income from operating lease payments was $464,000 and $463,000 for the quarters ended October 3, 2021 and September 27, 2020, respectively and $1,392,000 and $1,389,000 for the nine month periods then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2021 (remaining three months)	$464
2022	1,843
2023	1,837
2024	1,837
2025	1,837
Thereafter	14,696
Total lease payments	$22,514

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

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for approximately 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company intends to vigorously fight the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC 450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of October 3, 2021.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2020 Annual Report to Shareholders, in the Proxy Statement for the 2021 annual meeting, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

COVID-19 Disclosure

At the inception of the state COVID-19-related shutdowns, all of the Company’s businesses were deemed essential and as a result, did not shutdown.  Although the state shutdowns are largely over, CDC guidelines remain in effect resulting in ongoing concerns about the government responses to the COVID-19 virus and in particular, to the Delta and other variants.  Those guidelines typically require social distancing for the unvaccinated and the wearing of masks.  Government payments, which have partially ended, had ensured that demand for goods was high while removing the incentive to work, which in turn affected supply and the cost of materials, components, finished goods, labor, and transportation.  Those shortages have led to congestion throughout the supply chain that has impacted all of the Company's businesses.  The vaccine mandates if implemented could lead to additional shortages and congestion.  As a result of ongoing uncertainties, many external contacts continue to be managed through internet tools like “Zoom.”  Due to the Company’s historical conservative practices, it has no debt and has adequate balances to fund its operations.

The Company has complied with the applicable COVID-19 regulations and CDC guidelines.  For individuals not fully vaccinated, both masks and the six-foot social distancing rule continue to be observed in the offices and where practicable in the factories.  Where not practicable, barriers are in place between workers.

The ongoing COVID-19 regulations and guidelines have affected each segment in a variety of ways, which include increased absenteeism; the cancellation of planned trade shows and customer/supplier visits; inefficiencies inherent when dealing with suppliers and customers that continue to work from home; as well as challenges in securing material, components, finished goods, and labor.  See “Item 1A. Risk Factors” titled “The COVID-19 or Other Pandemics, Epidemics or Similar Public Health Crises Risks” included in the Company's Annual Report on Form 10-K for year ended December 31, 2020.

Comparison of Third Quarter 2021 and 2020

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended October 3, 2021 and September 27, 2020.

On a consolidated basis, net sales decreased by $6,712,000 (7%), gross profit decreased by $9,488,000 (46%), selling and general expenses increased by $329,000 (5%), and intangibles amortization was flat.  Other income decreased by $167,000 (21%), while earnings before provision for income taxes decreased by $9,984,000 (65%), and net earnings decreased by $8,009,000 (66%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $563,000 from $27,169,000 to $27,732,000, or 2.1%, primarily attributable to an increase in pricing, approximately a third of which was offset by a decrease in shipments.  Defense net sales decreased by $7,341,000 from $66,679,000 to $59,338,000, or 11.0%, primarily reflecting a decrease in shipments.

Housewares/Small Appliance gross profit decreased $8,439,000 from $5,259,000 to a loss of $3,180,000, primarily reflecting higher product and ocean cargo and inland freight costs. Defense gross profit decreased $1,098,000 from $15,718,000 to $14,620,000, primarily reflecting the decrease in sales mentioned above, partially offset by a more favorable mix of products.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $223,000, primarily reflecting higher costs and accruals for employee compensation and benefits of $228,000 and insurance of $136,000 partially offset by the absence of 2020 charges related to a product marketing campaign of $100,000.  Selling and general expenses for the Defense increased $219,000, primarily reflecting increased accruals for health care of $61,000 and legal and professional costs of $67,000.  Selling and general expenses for the Safety segment were essentially flat.

The above items were responsible for the change in operating profit.

The $167,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from lower yields on a lower average daily investment.

Earnings before provision for income taxes decreased $9,984,000 from $15,264,000 to $5,280,000.  The provision for income taxes decreased from $3,126,000 to $1,151,000, which resulted in an effective income tax rate of 22% and 21%, for the quarters ended October 3, 2021 and September 27, 2020, respectively.  Net earnings decreased $8,009,000 from $12,138,000 to $4,129,000, or 66%.

Comparison of First Nine Months 2021 and 2020

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended October 3, 2021 and September 27, 2020.

The Company reports its operations on a fiscal quarter basis in which each quarter contains approximately thirteen weeks and ends on a Sunday, with the exception of the fourth quarter, which ends on December 31.  Occasionally, the end dates of the fiscal quarters are adjusted to account for differences that accumulate between the end of the fiscal year and the end of the subsequent first quarter.  One such adjustment occurred during the quarter ended April 4, 2021.  As compared to the prior year's first nine months, the current year's first nine months includes five additional days.

On a consolidated basis, sales increased by $8,665,000 (4%), gross profit decreased by $11,312,000 (19%), selling and general expenses increased by $830,000 (4%), and intangibles amortization was essentially flat.   Other income decreased by $1,122,000 (37%), while earnings before provision for income taxes decreased by $13,258,000 (32%), and net earnings decreased by $10,603,000 (32%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $4,412,000 from $73,025,000 to $77,437,000, or 6%, largely attributable to an increase in shipments.  Defense net sales increased by $4,103,000 from $173,489,000 to $177,592,000, or 2%, also primarily reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $11,071,000 from $13,982,000 to $2,911,000, primarily reflecting the increase in sales mentioned above offset by increased product and ocean cargo and inland freight costs. Defense gross profit decreased $500,000 from $45,631,000 to $45,131,000, primarily reflecting the increase in sales mentioned above offset by a less favorable product mix. Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $577,000, primarily reflecting higher costs and accruals for employee compensation and benefits of $709,000 and increased accruals for insurance of $461,000, partially offset by the absence of 2020 charges related to a product marketing campaign of $624,000.  Selling and general expenses for the Defense segment increased $386,000, primarily reflecting an increase in employee compensation and health care costs of $232,000 and legal and professional costs of $69,000.  Safety segment selling and general expenses decreased by $139,000 primarily reflecting decreased accruals for legal and professional expense of $346,000 and the absence of 2020 charges related to a product marketing campaign of $267,000 partially offset by an increase in employee compensation of $512,000.

The above items were responsible for the change in operating profit.

The $1,122,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities stemming from lower yields on a lower average daily investment.

Earnings before provision for income taxes decreased $13,258,000 from $42,076,000 to $28,818,000.  The provision for income taxes decreased from $9,059,000 to $6,404,000, which resulted in an effective income tax rate of 22% in both 2021 and 2020.  Net earnings decreased $10,603,000 from $33,017,000 to $22,414,000, or 32%.

Liquidity and Capital Resources

Net cash provided by operating activities was $14,569,000 and $8,264,000 for the nine months ended October 3, 2021 and September 27, 2020, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2021 were net earnings of $22,414,000, which included non-cash depreciation and amortization expenses of $2,228,000.  Also contributing to the cash provided was a decrease in accounts receivable levels stemming from cash collections on customer sales and a net increase in payable and accrual levels, partially offset by increased inventory levels and a net increase in deposits made to vendors included in other assets and current assets.  Of particular note during the first nine months of 2020 were net earnings of $33,017,000, which included non-cash depreciation and amortization expenses of $2,238,000.  Also contributing to the cash provided was a net increase in payable and accrual levels, partially offset by increased inventory levels, deposits made to vendors included in other assets and current assets, and an increase in accounts receivable levels.

Net cash provided by investing activities was $33,950,000 during the first nine months of 2021 as compared to $1,744,000 used in investing activities during the first nine months of 2020.  Significant factors contributing to the change were net maturities and sales of marketable securities in 2021 of $35,533,000, in contrast with net purchases of marketable securities in 2020 of $246,000.  Also contributing to the change in cash was an increase in the purchase of property, plant, and equipment in 2021.

Net cash used in financing activities was $43,542,000 and $41,671,000, for the first nine months of 2021 and 2020, respectively, and primarily relate to the annual dividend payments.  The extra dividend increased from $5.00 per share in 2020 to $5.25 per share in 2021.  Cash flows for both nine-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $18,120,000 during the first nine months of 2021 to $284,028,000 at October 3, 2021 for the reasons stated above.  The Company's current ratio was 5.6 to 1.0 at October 3, 2021 and 6.5 to 1.0 at December 31, 2020.

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

Impairment and Valuation of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets consist of property, plant and equipment and intangible assets. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, the amounts of the cash flows and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal discounted cash flows estimates, quoted market prices when available, and independent appraisals, as appropriate, to determine fair value. The Company derives the required cash flow estimates from its historical experience and its internal business plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of October 3, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended October 3, 2021 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factor noted below, the risk factors discussed in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, could have a significant adverse impact on the business, financial condition or results of operations of the Company as a whole. Other than noted below, there have been no material changes to the Company's Risk Factors described in the 2020 Annual Report on Form 10-K.

The U.S. government's rules and regulations concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that have 100 or more employees, could materially and adversely affect the Company's results of operations, financial condition and cash flows.

On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors and subcontractors, that work on or in support of future U.S. government service contracts, are fully vaccinated against COVID-19 as required by the executive order.  The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and provides for limited medical and religious exceptions.  As most of the Defense segment's business pertains to the sale of supplies (i.e. ammunition), not services, the order is largely inapplicable.

In addition, on November 5, 2021, the Occupational Safety and Health Administration (OSHA) issued an Emergency Temporary Standard (ETS) mandating either the full vaccination against COVID-19 or weekly testing of employees for employers with 100 or more employees.  Currently, the 5th Circuit of the U.S. Court of Appeals has issued a temporary stay of that order.

It is not possible to predict with certainty the impact the OSHA ETS will have on the Company's workforce.  If the stay is lifted and the order is implemented, these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could materially and adversely affect the Company's results of operations, financial condition and cash flows.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 3, 2021, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: November 12, 2021