Form 10-K
period 2021-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2022-03-11
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $514,959,042.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2022 was 7,042,741.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2021 Annual Report and portions of its Proxy Statement for its 2022 Annual Meeting of Stockholders.

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

For the year ended December 31, 2021, approximately 13% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 17% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, egg cookers, slow cookers, tea kettles, electric stainless steel appliances, non-cast fryers, air fryers and heaters).  For the year ended December 31, 2020, approximately 14% of consolidated net sales were provided by cast products, and approximately 17% by noncast/thermal appliances.  For the year ended December 31, 2019, approximately 14% of consolidated net sales were provided by cast products, and approximately 17% by noncast/thermal appliances.  For the year ended December 31, 2021, this segment had one customer which accounted for 10% or more of the Company’s consolidated net sales.  That customer was Amazon, which accounted for 10% of consolidated net sales. For the year ended December 31, 2020, Amazon and Wal-mart Stores, Inc. each accounted for 10% of consolidated net sales.  For the year ended December 31, 2019, Wal-mart Stores, Inc. accounted for 12% of consolidated net sales.  The loss of either Amazon or Wal-Mart Stores as a customer would have a material adverse effect on the segment.

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

The Company has a sales force of seven employees that sell to and service most customers.  A few selected accounts are handled by manufacturers' representatives who may also sell other product lines. Sales promotional activities have been conducted primarily through the use of newspaper advertising, in store promotions, and digital advertising.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient.  Product competition extends to special product features, product pricing, product quality, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability during the Company's most active selling periods.

Research and development costs related to new product development for the years 2021, 2020, and 2019 were expensed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

The Company invests funds not currently required for business activities (see Note A(6) to the Consolidated Financial Statements).  Income from invested funds is included in Other Income in the accompanying Consolidated Statements of Comprehensive Income.

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

Tech Ord, a division of AMTEC, holds the assets formerly owned by Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and all of the real property previously owned by Technical Ordnance Realty, LLC.  These assets were acquired on January 24, 2014. The division manufactures in its 98,000 square foot Clear Lake facility detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials.  Its major customers include US and foreign government agencies, AMTEC Corporation, and other defense contractors.

The Defense segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price.  This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement. Deliveries under this contract exceeded $566,000,000, with the final deliveries completed in 2018.  In addition, as part of an acquisition of a group of assets from DSE, Inc, a 40mm competitor, which was completed on November 7, 2013, AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the novated DSE 40mm contract were completed in 2018.  The Company submitted its bid for a third contract, and although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remained and were subsequently awarded to AMTEC as the Army’s FY16 40mm requirements in a single award valued at $84,750,000. Final deliveries for the FY16 contract were completed in 2019.  On August 30, 2017, the Army awarded AMTEC, as the sole prime contractor, a third five-year 40mm system contract covering FY17-21 requirements.  The value of awards to date is approximately $539,000,000 for FY17 through FY21, with deliveries scheduled to continue into 2025.  The actual annual and cumulative dollar volume with the Army over the balance of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense.

During 2021, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is usually awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2017 contract applied to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

3. Safety Segment

The Safety segment was formed in the third quarter of 2019 with the purchase of substantially all of the assets of OneEvent Technologies, Inc. on July 23, 2019.   The segment is comprised of OneEvent Technologies, Inc. and Rusoh, Inc., which was previously included in the Company’s Housewares/Small Appliance segment.

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

The operations of both of the businesses that comprise the Safety segment are startup in nature and have resulted in limited revenues.  The segment has a sales force of four employees that sell to and service most customers.  It also utilizes several manufacturers' representatives who may also sell other product lines.  Product competition extends to product features, product pricing, product quality, marketing programs, service policies and other factors.  New product introductions are an important part of the segment's sales to enhance its product offerings.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread commercial acceptance.  Securing Underwriters Laboratories (UL) certification is a prerequisite to sales, and the process for securing certification is both expensive and time consuming.  It typically takes in excess of a year.  Fully tooled products are required prior to the performance of most tests.  High-cost advertising commitments which may accompany such products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability to meet commitments.

Research and development costs related to new product development for the years 2021, 2020, and 2019 were expensed in operations of these years.

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

Based on factors known as of December 31, 2021, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

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

4. Human Capital

As of December 31, 2021, the Company and its subsidiaries had 895 employees compared to 955 employees at the end of December 2020.

Approximately 205 employees of Amron are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2025.

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

The contract backlog of the Defense segment was approximately $460,800,000, $320,214,000, and $310,385,000 at December 31, 2021, 2020, and 2019, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18- to 36-month period, after December 31, 2021.

Shipments in the Safety segment typically occur within a relatively short time after receipt of an order, and thus there is usually no long term backlog of orders.

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

The Company’s suppliers purchase significant amounts of metals, plastics, and energy to manufacture the Company’s products.  Also, the cost of fuel has a major impact on transportation costs as do intermodal shipping rates.  Any increased costs that cannot be fully absorbed or passed along in the form of price increases to the retail customer can have a material adverse impact on the Company’s operating results.

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

International manufacturing is subject to significant risks, including, among others, labor unrest, adverse social, political and economic conditions, interruptions in international shipments, tariffs and other trade barriers, legal and regulatory constraints and fluctuations in currency exchange rates.  Although China currently enjoys “most favored nation” trading status with the United States, the U.S. Government has in the past proposed to revoke that status and to impose higher tariffs on products imported from China, which could have a material adverse effect on the Company’s business.    Currently, it maintains penalty tariffs on some imports and in the past has threatened to impose a penalty tariff on all products.  The latter, if imposed, would have a material adverse effect on the Company’s business.

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

The portable appliance and floor care companies’ industry association has a framework for a sustainability standard for the industry, but has yet to develop specific guidelines for implementation.  When and if developed, the standards will do nothing for the environment, but will entail the addition of significant bureaucracy and outside certification fees.  As such, compliance will be burdensome and expensive.

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

Government contracts are primarily dependent upon the U.S. defense budget.  During recent years, the Company’s sales were augmented by increased defense spending, including supplemental appropriations for operations in Iraq and Afghanistan, areas from which the U.S. has withdrawn.  Future defense budgets could be negatively affected by several factors, including U.S. Government budget deficits, administration priorities, U.S. national security strategies, a change in spending priorities, and continued reduction of military operations around the world.  Any significant decline or redirection of U.S. military expenditures could result in a decrease to the Company’s sales and earnings.

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

The Company’s suppliers purchase significant amounts of metals, plastics, chemicals, and energy to manufacture the Company’s products.  Also, the cost of fuel has a major impact on transportation costs, as do intermodal shipping rates.  Any increased costs that cannot be fully absorbed or passed along in the form of price increases to the customer can have a material adverse impact on the Company’s operating results.

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

In addition, international manufacturing is subject to significant risks, including, among others, labor unrest, adverse social, political and economic conditions, interruptions in international shipments, tariffs and other trade barriers, legal and regulatory constraints and fluctuations in currency exchange rates. Although China currently enjoys “most favored nation” trading status with the United States, the U.S. Government has in the past proposed to revoke that status and to impose higher tariffs on products imported from China, which could have a material adverse effect on the Company’s business.    Currently, it maintains a penalty tariff on some imports and in the past has threatened to impose a penalty tariff on all products.  The latter, if imposed, would have a material adverse effect on the Company’s business.

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

Information Technology System Failure or Security Breach Risks:

The Company relies on its information technology systems to effectively manage its business data, communications, supply chain, logistics, accounting, and other business processes. While the Company endeavors to build and sustain an appropriate technology environment, information technology systems are vulnerable to damage or interruption from circumstances beyond the Company’s control, including systems failures, viruses, security breaches or cyber incidents such as intentional cyber-attacks aimed at theft of sensitive data, or inadvertent cyber-security compromises.  A security breach of such systems could result in interruptions of the Company’s operations, negatively impact relations with customers or employees, and expose the Company to liability and litigation, any one of which could have a negative impact on the Company’s business, results of operations or financial condition.  The Company’s insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions.  Some of the Company's systems have in the past experienced security breaches, and, although to the best of the Company's knowledge as of the date of this filing, the breaches did not have a material adverse effect on its operating results or financial condition, there can be no assurance the Company will not experience material effects from security breaches in the future.

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

Significant reductions in demand or significant volatility in demand for the Company's products, which may be caused by, among other things, the temporary inability of consumers to purchase the products due to illness, self-quarantine, travel restrictions, financial hardship, restrictions that limit access to or close customer stores, shifts in demand away from one or more of the Company's more discretionary or higher priced products to lower priced commodity products, or the inability to meet heightened demand stemming from programs like the CARES Act that provide substantial additional purchasing power to consumers;

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

The Company has Defense segment manufacturing facilities located in Janesville and Antigo, Wisconsin; East Camden, Arkansas; and Clear Lake, South Dakota.  The Janesville, Wisconsin facility is comprised of approximately 106,000 square feet, which includes the Company’s 2016 construction of 31,000 square feet of manufacturing space.  The Antigo, Wisconsin facility is comprised of approximately 208,000 square feet, the East Camden, Arkansas operation leases approximately 364,000 square feet, and the Clear Lake, South Dakota facility is comprised of approximately 98,000 square feet, which includes the Company's 2021 construction of 10,000 square feet of office space.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Purchases of Equity Securities

Month	Total Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jan. 1 - Jan. 31, 2021	50	*	$94.08	N/A	N/A
Mar. 1 - Apr. 4, 2021	242	*	$104.77	N/A	N/A
Total	292		$102.94

*  Under the Incentive Compensation Plan approved by stockholders on May 18, 2010 and the 2017 Incentive Compensation Plan approved by shareholders on May 16, 2017, the Company has the right to withhold shares from vested restricted stock grants to be delivered to grantees to satisfy all or a portion of federal, state, local, or foreign tax withholding requirements.

On February 11, 2022, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $3.50.  The dividend will be payable on March 15, 2022 to the stockholders of record as of March 1, 2022.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 1, 2022, there were 235 holders of record of the Company’s common stock.  This number does not reflect stockholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2021, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2021 Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2021 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 17, 2022, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending,  and funding of government contracts which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital and equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

COVID-19 DISCLOSURE

All of the Company’s businesses are deemed essential and as a result, all operated during the COVID-19 shutdowns.  With the ongoing concerns about the potential impact of the COVID-19 virus, many employers have not reopened their offices or have authorized their employees to work from home.  As a result, there is continued COVID-related demand for the Housewares/Small Appliance segment’s products.  Distribution remains largely intact as most key retail customers' outlets either were deemed essential and were open throughout the shutdowns or reopened once the formal shutdowns ended.  Material, components and finished goods have also, for the most part, continued to flow, although were frequently delayed.  As a result of heavy demand and a shortage of labor stemming from government COVID-19 policies, material, transportation and labor costs have materially increased.  Both internal and external contacts were managed during the shutdown through internet tools like “Zoom.”  Most external contacts continue to be managed in this fashion.  Due to the Company’s historical conservative practices, it has no debt and has adequate balances to fund its operations.

The Company has complied with the applicable COVID-19 regulations.  Until vaccines became available, the six-foot social distancing rule had been in place in the offices and where practical in the factories.  Where not practical, barriers were erected between workers.  Mask policies have been maintained in a fashion largely consistent with CDC guidelines.

The aftermath of COVID-19 has affected each segment in a variety of ways, which include increased absenteeism; the cancellation of planned trade shows, elimination of most customer/supplier visits; inefficiencies inherent from most customers' and suppliers' decisions to work from home. See “Item 1A. Risk Factors” titled “The COVID-19 or Other Pandemics, Epidemics or Similar Public Health Crises Risks.”

2021 COMPARED TO 2020

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2021 and 2020.

On a consolidated basis, sales increased by $3,150,000 (1%), gross profit decreased by $20,526,000 (24%), selling and general expense increased by $5,648,000 (20%), and intangibles amortization decreased by $7,000 (3%).  Other income decreased by $1,362,000 (36%), earnings from continuing operations before provision for income taxes decreased by $27,529,000 (46%), and earnings from continuing operations decreased by $21,304,000 (45%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $1,721,000, from $117,645,000 to $115,924,000, or 2%, primarily due to a decrease in shipments, approximately 54% of which was offset by an increase in prices. The decrease was further offset by the partial reversal of prior year charges for estimated refunds related to a product recall, which had a year over year favorable effect of $3,603,000. Defense net sales increased by $4,869,000, from $234,645,000 to $239,514,000, or 2%, reflecting an increase in units shipped.

Housewares/Small Appliance gross profit decreased $14,232,000 from $24,206,000 (21% of sales) in 2020 to $9,974,000 (9% of sales) in 2021, primarily due to increased ocean cargo and product costs and the decreased sales mentioned above, partially offset by the partial reversal of prior year charges for estimated refunds related to a product recall, which had a year over year favorable comparable impact of $4,923,000.  Defense gross profit decreased $1,356,000 from $62,561,000 (27% of sales) to $61,205,000 (26% of sales), primarily reflecting the increase in sales mentioned above offset by a less favorable mix and inefficiencies from labor shortages and delays in securing materials. The segment's results were also unfavorably impacted by storm damage that led to the shutdown of one of its lines for several months.  Due to the startup nature of both businesses in the Safety segment, gross margins were negative in both years.  The write-down of inventory and materials of $5,247,000 at Rusoh, Inc. to reflect realizable values contributed to the comparative decrease in gross margin of $4,938,000.

Selling and general expenses for the Housewares/Small Appliance segment decreased $1,230,000, primarily reflecting the absence of prior year marketing production and media costs of $2,200,000 and lower product liability costs of $364,000.  These decreases were partially offset by higher health and accident and legal and professional expenses of $314,000 and $259,000, respectively and higher insurance costs of $449,000.  Defense segment selling and general expenses increased $354,000, approximately a third of which relates to higher health and accident costs with the balance related to miscellaneous general and administrative costs.  Safety segment selling and general expenses increased $6,640,000, primarily reflecting Rusoh, Inc.'s, impairment of notes receivable and the related interest of $7,615,000 offset in part by reduced compensation/payroll costs of $422,000 and professional expenses of $517,000.

The above items were responsible for the change in operating profit from continuing operations.

Other income decreased $1,362,000, which was primarily attributable to lower interest earned of $1,255,000 with lower yields on a reduced portfolio of marketable securities.

Earnings from continuing operations before provision for income taxes decreased $27,529,000 from $59,988,000 to $32,459,000.  The provision for income taxes from continuing operations decreased from $13,030,000 to $6,805,000, which resulted in an effective income tax rate of 21% and 22% for the years ended December 31, 2021 and 2020, respectively.  Earnings from continuing operations and net earnings decreased $21,304,000 from $46,958,000 to $25,654,000.

2020 COMPARED TO 2019

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s two business segments for the years ended December 31, 2020 and 2019.

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

Housewares/Small Appliance net sales increased by $18,244,000, from $99,401,000 to $117,645,000, or 18%, primarily due to an increase in shipments, which was partially offset by charges for estimated refunds related to a product recall of $2,073,000. Defense net sales increased by $25,531,000, from $209,114,000 to $234,645,000, or 12%, reflecting an increase in units shipped, partially offset by the absence of the 2019 proceeds from the negotiated termination of a commercial foreign military supply contract for $9,412,000.

Housewares/Small Appliance gross profit increased $8,848,000 from $15,358,000 (16% of sales) in 2019 to $24,206,000 (21% of sales) in 2020, primarily reflecting the increase in sales mentioned above, augmented by improved product mix and margins, partially offset by the charges for estimated refunds related to a product recall of $2,073,000.  Defense gross profit increased $4,788,000 from $57,773,000 (28% of sales) to $62,561,000 (27% of sales), primarily reflecting the increase in sales mentioned above and comparatively more efficient operations on certain programs vis-à-vis 2019, partially offset by the absence of the proceeds from the termination agreement mentioned above. Due to the startup nature of both businesses in the Safety segment, gross margins were negative in both years. As OneEvent was acquired during the third quarter of 2019 (see Note Q to the Company's Consolidated Financial Statements), 2020 was the first full year that its operations were reflected in the segment's earnings, which was the primary contributor to the comparative reduction in gross margins.

Selling and general expenses for the Housewares/Small Appliance segment increased $999,000, primarily reflecting higher marketing production and media costs of $2,200,000, augmented by higher health and accident and product liability costs of $344,000 and $488,000, respectively.  These increases were partially offset by lower legal and professional expenses of $459,000, lower compensation costs of $695,000, primarily related to the absence of prior year charges for the vesting of restricted stock upon retirement of long-term employees, lower travel and sales show expenses of $379,000 due to COVID-19 restrictions and lower accruals for doubtful accounts of $237,000.  Defense segment selling and general expenses decreased $354,000, primarily reflecting lower travel expense due to COVID-19 restrictions.  Safety segment selling and general expenses increased $2,221,000, primarily reflecting for Rusoh, Inc., higher employee compensation and benefit cost accruals of $1,301,000, largely related to health insurance claims, partially offset by lower legal and professional expenses of $288,000 along with a full year of the selling and general expense of OneEvent, which was acquired during third quarter 2019.  See Note Q to the Company's Consolidated Financial Statements.

Intangibles amortization increased by $138,000 from $83,000 in 2019 to $221,000 in 2020.  The increase reflects the amortization of the OneEvent acquisition-related intangibles.

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

LIQUIDITY AND CAPITAL RESOURCES

2021 COMPARED TO 2020

Cash provided by operating activities was $34,688,000 during 2021 as compared to $40,973,000 during 2020.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2021 were net earnings of $25,654,000, which included a non-cash provision for doubtful notes and accounts receivable of $7,665,000, total non-cash depreciation and amortization expenses of $2,978,000, a non-cash deferred income tax benefit of $1,612,000, and decreases in deposits made to vendors included in other assets and current assets and accounts receivable. These were partially offset by an increase in inventory levels and a net decrease in payable and accrual levels.  Of particular note during 2020 were net earnings of $46,958,000, which included total non-cash depreciation and amortization expenses of $3,005,000; a non-cash deferred income tax benefit of $1,718,000 and a net increase in payable and accrual levels.  These were partially offset by an increase in inventory levels; deposits made to vendors included in other assets and current assets; and an increase in accounts receivable levels.

Net cash provided by investing activities was $32,548,000 during 2021 as compared to $7,155,000 during 2020. During 2021 the Company had net sales and maturities of marketable securities of $34,621,000 offset by the purchase of plant and equipment of $2,866,000, which primarily included expenditures to augment the Company’s production facilities in the Defense segment.  Of note during 2020 were net sales and maturities of marketable securities of $9,776,000 offset by the purchase of plant and equipment of $2,621,000, which primarily included expenditures to augment the Company's production facilities in the Defense segment.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2021 and 2020, $25,427,000 and $25,968,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2021 and 2020 were essentially flat and primarily relate to the annual dividend payments.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

As a result of the foregoing factors, cash and cash equivalents increased in 2021 by $23,769,000 to $109,805,000.

Working capital decreased by $7,478,000 to $294,894,000 at December 31, 2021 for the reasons stated above.  The Company’s current ratio was 6.2 to 1.0 at December 31, 2021 and 6.5 to 1.0 at December 31, 2020.

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

The Company's principal commitments consist of purchase and lease obligations.  Purchase obligations include outstanding purchase orders issued to the Company's Housewares and Safety segments' manufacturers in the Orient and to material suppliers and contractors in the Defense segment, and as of December 31, 2021 amounted to approximately $236,520,000. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company's or other customers' products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be reasonably estimated. Lease obligations are described in Note M - Leases to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

2020 COMPARED TO 2019

Cash provided by operating activities was $40,973,000 during 2020 as compared to $9,583,000 during 2019.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2020 were net earnings of $46,958,000, which included total non-cash depreciation and amortization expenses of $3,005,000; a non-cash deferred income tax benefit of $1,718,000 and a net increase in payable and accrual levels.  These were partially offset by an increase in inventory levels; deposits made to vendors included in other assets and current assets; and an increase in accounts receivable levels.  Of particular note during 2019 were net earnings of $42,220,000, which included total non-cash depreciation and amortization expenses of $3,689,000; a non-cash income tax expense of $1,370,000 and a decrease in accounts receivable levels.  These were partially offset by a gain on a legal settlement of $2,300,000; an increase in inventory levels; an increase in deposits made to vendors included in other assets and current assets; and a decrease in net payable levels. Cash used in discontinued operations was $1,052,000.

Net cash provided by investing activities was $7,155,000 during 2020 as compared to $55,160,000 during 2019. During 2020, the Company had net sales and maturities of marketable securities of $9,776,000 offset by the purchase of plant and equipment of $2,621,000, which primarily included expenditures to augment the Company's production facilities in the Defense segment.  During 2019, the Company received net proceeds of $2,146,000 from a note receivable and $2,300,000 from a legal settlement.  Also of note during 2019 were net sales and maturities of marketable securities of $56,011,000; the purchase of plant and equipment of $3,138,000, which primarily included expenditures to augment the Company's production facilities in the Defense segment; and the acquisition of substantially all the assets of OneEvent Technologies, Inc. for $3,733,000, net of cash acquired.  Cash provided by discontinued operations was $3,107,000.

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

Cash flows from financing activities for 2020 and 2019 were essentially flat and primarily relate to the annual dividend payment.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

As a result of the foregoing factors, cash and cash equivalents increased in 2020 by $6,457,000 to $86,036,000.

Working capital increased by $3,610,000 to $302,148,000 at December 31, 2020 for the reasons stated above.  The Company’s current ratio was 6.5 to 1.0 at December 31, 2020 and 8.6 to 1.0 at December 31, 2019.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $460,800,000 at December 31, 2021, and $320,214,000 at December 31, 2020.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18- to 36-month period.

Critical accounting ESTIMATES

The Company's discussion and analysis of financial condition and results of operations are based upon its Consolidated Financial Statements. The preparation of the Company’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported.  The estimates are based on experience and other assumptions that the Company believes are reasonable under the circumstances, and these estimates are evaluated on an ongoing basis. Actual results may differ from those estimates.

The Company's critical accounting policies are those that materially affect its Consolidated Financial Statements and involve difficult, subjective, or complex judgments by management.  The Company reviewed the development and selection of the critical accounting policies and believes the following are the most critical accounting policies that could have an effect on the Company’s reported results as they involve the use of significant estimates and assumptions as described above. These critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors. See Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detailed information regarding the Company's critical accounting policies.

Inventories

New Housewares/Small Appliance and Safety product introductions are an important part of the Company’s sales.  In the case of the Housewares/Small Appliance segment, the introductions are important to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  In addition, due to fire safety regulations, commercial extinguishers have a limited shelf life, which is based on the date of production. The Safety segment recorded an impairment of $3,090,000 in 2021 in recognition of that fact. There were no other obsolescence issues that had a material effect during the current year.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

Self-Insured Product Liability & Health Insurance

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

Impairment and Valuation of Long-lived Assets and Goodwill

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

The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated. The impairment test for goodwill requires the determination of fair value of the reporting unit. The Company uses multiples of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), sales, and discounted cash flow models, which are described above, to determine the reporting unit's fair value, as appropriate.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(18) to the Company’s Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company’s Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market.  The balance of the Company’s investments is held primarily in fixed rate municipal bonds with an average life of 0.8 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2021.  Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment and those criteria, management concluded that as of December 31, 2021, the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of National Presto Industries, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited National Presto Industries, Inc.'s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 11, 2022 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Milwaukee, Wisconsin

March 11, 2022

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	69

Douglas J. Frederick	Chief Operating Officer, Vice President, Secretary and General Counsel	51

Jeffery A. Morgan	Vice President, Engineering	64

Richard L. Jeffers	Vice President of Sales	69

David J. Peuse	Director of Financial Reporting and Treasurer	52

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation and Other Information” and “Summary Compensation Table” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2021 and 2020	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2021, 2020 and 2019	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020 and 2019	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2021, 2020 and 2019	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-21

		f.	Reports of Independent Registered Public Accounting Firms	F-22
RSM US LLP, Milwaukee, Wisconsin, PCAOB ID #49
BDO USA, LLP, Milwaukee, Wisconsin, PCAOB ID #243

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-24

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 4	Description of Registrant’s Securities - Incorporated by reference from Exhibit 4 of the Company's annual report on Form 10-K for the year ended December 31, 2019

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 10.4*

Form of Restricted Stock Award Agreement – 2017 Incentive Compensation Plan - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP

Exhibit 23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.INS

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
Date: March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Richard N. Cardozo	By:	/S/ Patrick J. Quinn
	Richard N. Cardozo		Patrick J. Quinn
	Director		Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen		Joseph G. Stienessen
	Chair of the Board, President,		Director
Chief Executive Officer (Principal
Executive Officer), and Director

By:	/S/ Randy F. Lieble	By:	/S/ David J. Peuse
	Randy F. Lieble		David J. Peuse
	Director		Director of Financial Reporting and
Treasurer (Principal Financial Officer)
Date:	March 11, 2022

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2021		2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$109,805		$86,036
Marketable securities		34,190		68,981
Accounts receivable	$53,715		$53,979
Less allowance for doubtful accounts	338	53,377	312	53,667
Inventories:
Finished goods	40,624		31,440
Work in process	92,437		96,463
Raw materials and supplies	10,800	143,861	7,585	135,488
Notes receivable, current		2,330		2,869
Other current assets		4,490		10,199
Total current assets		348,053		357,240
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	3,036		3,008
Buildings	49,467		48,706
Machinery and equipment	46,070		44,774
	98,573		96,488
Less allowance for depreciation and amortization	61,850	36,723	59,375	37,113
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,624		2,838
NOTES RECEIVABLE		-		7,399
RIGHT-OF-USE LEASE ASSETS		10,161		3,363
DEFERRED INCOME TAXES		4,642		2,994
OTHER ASSETS		2,878		6,906
		$420,398		$433,170

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2021		2020
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$32,759		$33,474
Federal and state income taxes		3,163		4,777
Lease liabilities		546		573
Accrued liabilities		16,691		16,268
Total current liabilities		53,159		55,092
LEASE LIABILITIES - NON-CURRENT		9,616		2,790
OTHER NON-CURRENT LIABILITIES		-		940
Total liabilities		62,775		58,822
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2021 and 2020
Issued: 7,440,518 shares at December 31, 2021 and 2020
Outstanding: 7,042,274 and 7,025,433 shares at December 31, 2021 and 2020, respectively	$7,441		$7,441
Paid-in capital	13,743		12,438
Retained earnings	349,198		367,627
Accumulated other comprehensive income	20		154
	370,402		387,660
Less treasury stock, at cost, 398,244 and 415,085 shares at December 31, 2021 and 2020, respectively	12,779		13,312
Total stockholders' equity		357,623		374,348
		$420,398		$433,170

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

	For the years ended December 31,
	2021	2020	2019
Net sales	$355,777	$352,627	$308,510
Cost of sales	291,381	267,705	236,585
Gross profit	64,396	84,922	71,925
Selling and general expenses	34,153	28,505	25,462
Intangibles amortization	214	221	83
Operating profit	30,029	56,196	46,380
Other income	2,430	3,792	5,926
Earnings from continuing operations before provision for income taxes	32,459	59,988	52,306
Provision for income taxes from continuing operations	6,805	13,030	11,766
Earnings from continuing operations	25,654	46,958	40,540
Earnings from discontinued operations, net of tax	-	-	1,680
Net earnings	$25,654	$46,958	$42,220

Weighted average common shares outstanding:
Basic and diluted	7,060	7,038	7,018

Earnings per share, basic and diluted:
From continuing operations	$3.63	$6.67	$5.78
From discontinued operations	-	-	0.24
Net earnings per share	$3.63	$6.67	$6.02

Comprehensive income:
Net earnings	$25,654	$46,958	$42,220
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	(134)	18	115
Comprehensive income	$25,520	$46,976	$42,335

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$25,654	$46,958	$42,220
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,764	2,784	3,606
Intangibles amortization	214	221	83
Deferred income tax (benefit)	(1,612)	(1,718)	(224)
Noncash income tax expense	-	-	1,370
Loss on disposal and impairment of property, plant and equipment	493	2	322
Provision for doubtful notes and accounts receivable	7,665	-	7
Proceeds from insurance claim	823	-	-
Noncash retirement plan expense	752	721	680
Gain on legal settlement	-	-	(2,300)
Other	100	131	464
Changes in operating accounts, net of effects of acquisition:
Accounts receivable, net	1,083	(12,203)	10,915
Inventories	(10,139)	(6,952)	(34,241)
Other assets and current assets	9,737	(5,655)	(2,803)
Accounts payable and accrued liabilities	(1,232)	15,706	(11,561)
Federal and state income taxes receivable/payable	(1,614)	978	1,045
Net cash provided by operating activities	34,688	40,973	9,583

Cash flows from investing activities:
Marketable securities purchased	(3,918)	(48,047)	(105,409)
Marketable securities - maturities and sales	38,539	57,823	161,420
Proceeds from divestiture of businesses, net of cash paid	-	-	-
Purchase of property, plant and equipment	(2,866)	(2,621)	(3,138)
Proceeds from notes receivable	543	-	2,146
Acquisition of business, net of cash acquired	-	-	(3,733)
Proceeds from legal settlement	-	-	2,300
Proceeds from insurance claim	250	-	807
Sale of property, plant and equipment	-	-	767
Net cash provided by investing activities	32,548	7,155	55,160

Cash flows from financing activities:
Dividends paid	(44,083)	(42,172)	(42,087)
Proceeds from sale of treasury stock	571	528	518
Other	45	(27)	(442)
Net cash used in financing activities	(43,467)	(41,671)	(42,011)

Net increase in cash and cash equivalents	23,769	6,457	22,732
Cash and cash equivalents at beginning of year	86,036	79,579	56,847
Cash and cash equivalents at end of year	$109,805	$86,036	$79,579

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$10,071	$13,803	$10,187

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2018	6,981	$7,441	$10,360	$362,709	$21	$(14,408)	$366,123
Net earnings				42,220			42,220
Unrealized gain on available-for-sale securities, net of tax					115		115
Dividends paid March 15, $1.00 per share regular, $5.00 per share extra				(42,087)			(42,087)
Other	25		1,087	-		499	1,586
Balance December 31, 2019	7,006	7,441	11,447	362,842	136	(13,909)	367,957
Net earnings				46,958			46,958
Unrealized gain on available-for-sale securities, net of tax					18		18
Dividends paid March 13, $1.00 per share regular, $5.00 per share extra				(42,172)			(42,172)
Other	19		991	(1)		597	1,587
Balance December 31, 2020	7,025	7,441	12,438	367,627	154	(13,312)	374,348
Net earnings				25,654			25,654
Unrealized loss on available-for-sale securities, net of tax					(134)		(134)
Dividends paid March 15, $1.00 per share regular, $5.25 per share extra				(44,083)			(44,083)
Other	17		1,305			533	1,838
Balance December 31, 2021	7,042	$7,441	$13,743	$349,198	$20	$(12,779)	$357,623

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

(3)  GENERAL:  Government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company continues to monitor the impact of the pandemic on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  All of the Company's businesses are deemed essential and as a result, all have been and are currently operating.  The COVID-19 related edicts and guidelines continue to affect each segment in a variety of fashions, which include material and labor shortages, contributing to increased material and labor costs as well as difficulty in securing needed products and components; congestion throughout the supply chain resulting in sizable delays; increased absenteeism; limited opportunities to meet with customers/suppliers; as well as inefficiencies inherent when dealing with suppliers and customers that continue to work from home. The extent to which the COVID-19 pandemic impacts the Company's business in 2022 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

       In response to the government mandated COVID-19 shutdowns, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act did not have a material impact on the Company's income tax provision for the years ended December 31, 2021 or 2020.  Starting May 1, 2020, the Company had deferred employer social security payments as provisioned by the Act.

(4)  RECLASSIFICATIONS: Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's financial statement presentation. These reclassifications did not affect net earnings or stockholder' equity as previously reported.

(5)  FAIR VALUE OF FINANCIAL INSTRUMENTS:  The Company utilizes the methods of determining fair value as described in Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures to value its financial assets and liabilities. ASC 820 utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.  The fair value of marketable securities are discussed in Note A(6).

(6)  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $3,378,000 and $4,510,000 at December 31, 2021 and 2020, respectively, are included as reductions of cash and cash equivalents or book overdrafts in accounts payable, as appropriate.

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

At December 31, 2021 and 2020, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2021
Tax-exempt Municipal Bonds	$8,737	$8,763	$31	$5
Variable Rate Demand Notes	25,427	25,427	-	-
Total Marketable Securities	$34,164	$34,190	$31	$5

December 31, 2020
Tax-exempt Municipal Bonds	$42,817	$43,013	$196	$-
Variable Rate Demand Notes	25,968	25,968	-	-
Total Marketable Securities	$68,785	$68,981	$196	$-

Proceeds from sales and maturities of marketable securities totaled $38,539,000 in 2021, $57,823,000 in 2020, and $161,420,000 in 2019.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2021, 2020 and 2019.  Net unrealized gains (losses) included in other comprehensive income were ($170,000), $24,000 and $145,000 before taxes for the years ended December 31, 2021, 2020, and 2019, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2021 are as follows: $7,285,000 within one year; $1,478,000 beyond one year to five years; $4,175,000 beyond five years to ten years, and $21,252,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which, as noted above, can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

(7)  ACCOUNTS RECEIVABLE:  The Company's accounts receivable is related to sales of products.  Credit is extended based on prior experience with the customer and evaluation of customers' financial condition.  Accounts receivable are primarily due within 25 to 60 days.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  The Company maintains an allowance for estimated expected credit losses resulting from the inability of customers to meet their financial obligations to the Company.  The allowance is determined based on the Company's historical collection experience, adverse situations that may affect the customer's ability to pay, and prevailing economic conditions. The Company also maintains an allowance for customer chargebacks, which is determined based on the Company's historical experience with customers.

(8)  INVENTORIES:  Housewares/Small Appliance segment inventories and certain Safety segment inventory items are stated at the lower of cost or net realizable value with cost being determined principally on the last-in, first-out (LIFO) method.  Defense segment inventories are stated at the lower of cost and net realizable value determined principally on the first-in, first-out (FIFO) method.  Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts associated with recognized sales, utilizing a standard costing type method.  The Company evaluates inventories to determine if there are any excess or obsolete inventories on hand.

(9)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long-lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  As of December 31, 2021, net property, plant and equipment included $6,591,000 related to leased manufacturing and office space.  See Note M.  Approximately $1,398,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings, at December 31, 2020.

(10)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  No goodwill impairments were recognized during 2021, 2020, or 2019.

The Company's goodwill as of December 31, 2021 and 2020 was $15,317,000 of which, $3,831,000 relates to the Safety segment and $11,486,000 relates to the Defense segment, both of which had no cumulative impairment charges.

(11) INTANGIBLE ASSETS:  Intangible assets are attributable to the Defense and Safety segments, and primarily consist of the value of trademarks and trade secrets, technology software, and patents.  The government sales contract intangible asset is amortized based on units fulfilled under the applicable contract, while the other intangible assets are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 15 years with the exception of trade secrets which have an indefinite life.

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  There were no impairments of intangible assets recognized during 2021, 2020, or 2019.

The gross carrying amounts of the intangible assets subject to amortization was $2,142,000 at both  December 31, 2021 and 2020.  Accumulated amortization was $518,000 and $304,000 at December 31, 2021 and 2020, respectively.  Amortization expense was $214,000, $221,000, and $83,000 during the years ended December 31, 2021, 2020, and 2019, respectively. The estimated amortization expense as of December 31, 2021 for each of the five succeeding years is $214,000.

(12) OTHER ASSETS: Other assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of December 31, 2021 and 2020, $7,624,000 and $15,982,000 of such prepayments, respectively, remained unused and outstanding.  At December 31, 2021 and 2020, $4,746,000 and $9,076,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

(13) REVENUES: The Company’s revenues are derived from short-term contracts and programs that are typically completed within 3 to 24 months and are recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company’s contracts generally contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small Appliances segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliances segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

The Company's contracts in the Defense segment are primarily with the U.S. Department of Defense (DOD) and DOD prime contractors. As a consequence, this segment's business essentially depends on the product needs and governmental funding of the DOD. Substantially all of the work performed by the Defense segment directly or indirectly for the DOD is performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is awarded based on competition or negotiation at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor.

For the Housewares/Small Appliance segment, revenue is generally recognized as the completed, ordered product is shipped to the customer from the Company’s warehouses.  For the relatively few situations in which revenue should be recognized when product is received by the customer, the Company adjusts revenue accordingly.  For the year ended December 31, 2020, the Company reduced revenue by $2,073,000 for estimated customer refunds related to a product recall of which $1,530,000 was reversed during the year ended December 31, 2021 as actual refunds were lower than initially expected.  For the Defense segment, revenue is primarily recognized when the customer has legal title and formally documents that it has accepted the products.  There are also certain termination clauses in Defense segment contracts that may give rise to an over-time pattern of recognition of revenue in the absence of alternative use of the product.  During 2019, the Company recognized revenue of $9,412,000 from a negotiated termination of a commercial foreign military supply contract.  In some situations, the customer may obtain legal title and accept the products at the Company’s facilities, arranging for transportation at a later date, typically in one to four weeks.  The Company does not consider the short-term storage of the customer owned products to be a material performance obligation, and no part of the transaction price is allocated to it.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of December 31, 2021 and 2020, $2,211,000 and $4,723,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Consolidated Balance Sheets.  During 2021, 2020, and 2019, the Company recognized revenue of $3,208,000, $0 and $9,574,000, respectively, that was included in the Defense segment contract liability at the beginning of those respective years. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During 2021 and 2020, there were no material adjustments to the aforementioned estimates.  There were no material amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $460,800,000 and $320,214,000 as of December 31, 2021 and 2020, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18- to 36-month period.  The performance obligations in the Housewares/Small Appliances and Safety segments have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from two segments: Housewares/Small Appliance and Defense, as shown in Note L. Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

(14) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $150,000, $2,655,000, and $245,000 in 2021, 2020, and 2019, respectively.

(15) PRODUCT WARRANTY:  The Company’s Housewares/Small Appliance segment's products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 1 to 12 years from date of purchase.  The Company allows a 60-day over-the-counter initial return privilege through cooperating dealers.  The Company services its products through a corporate service repair operation.  The Company estimates its product warranty liability based on historical percentages which have remained relatively consistent over the years.

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2021	2020
Beginning balance January 1	$241	$263
Accruals during the period	814	303
Charges / payments made under the warranties	(837)	(325)
Balance December 31	$218	$241

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

(17) INCOME TAXES:  Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws.  The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year.  The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.  Valuation allowances are provided for deferred tax assets when it is considered more likely than not that the Company will not realize the benefit of such assets. Income tax contingencies are accounted for in accordance with FASB ASC 740, Income Taxes.  See Note H for summaries of the provision, the effective tax rates, and the tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities. The Company evaluates its uncertain tax positions as new information becomes available.

(18) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

Other pronouncements issued but not effective until after December 31, 2021, are not expected to have a material impact on the Company's consolidated financial statements.

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $35,804,000 and $30,515,000 as of December 31, 2021 and 2020, respectively, and consists of housewares/small appliance finished goods and certain Safety segment inventories.  Under LIFO, inventories are valued at approximately $14,174,000 and $4,429,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2021 and 2020, respectively.  During the years ended December 31, 2021, 2020, and 2019, $0, $2,215,000, and $85,000, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance and Safety segments.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2021	$(9,745)	$7,698	$1.09
2020	$(447)	$349	$0.05
2019	$42	$(34)	$-

This information is provided for comparison with companies using the FIFO basis.

Inventory for Defense and raw materials and certain prepaid products of the Housewares/Small Appliance segments are valued under the FIFO method and total $108,057,000 and $104,973,000 at December 31, 2021 and 2020, respectively.  At December 31, 2021, the FIFO total was comprised of $4,820,000 of finished goods, $92,437,000 of work in process, and $10,800,000 of raw material.  At December 31, 2020, the FIFO total was comprised of $925,000 of finished goods, $96,463,000 of work in process, and $7,585,000 of raw material.

C.   ACCRUED LIABILITIES:

At December 31, 2021, accrued liabilities consisted of payroll $7,515,000, product liability $5,713,000, payroll taxes $1,191,000, environmental $1,000,000, and other $1,272,000.  At December 31, 2020, accrued liabilities consisted of payroll $7,474,000, product liability $5,618,000, payroll taxes of $1,187,000, environmental $970,000, and other $1,019,000.

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

D.   TREASURY STOCK:

As of December 31, 2021, the Company has authority from the Board of Directors to reacquire an additional 498,091 shares.  During 2021, 2020, and 2019, 292, 344, and 4,584 shares, respectively, were acquired from participants in the Company’s Incentive Compensation Plans described in Note F to cover those participants’ tax withholding obligations related to vested stock grants in accordance with the Plans’ rules.  Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

During 2021, 2020, and 2019, the Company granted 9,238 shares, 7,310 shares, and 4,138 shares of restricted stock, respectively, to 32 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plans, the restricted stock vests on specified dates in 2022 through 2027, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $469,000, $366,000, and $830,000 in 2021, 2020, and 2019, respectively. As of December 31, 2021, there was approximately $1,636,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 3.8 years.  There were 2,981, 3,193, and 17,871 shares of restricted stock that vested during 2021, 2020, and 2019, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2021		2020		2019
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	22,721	$96.82	18,604	$93.23	32,337	$87.84
Granted	9,238	90.01	7,310	89.84	4,138	98.54
Vested	(2,981)	88.23	(3,193)	59.94	(17,871)	84.71
Forfeited	(44)	88.41	0	-	0	-
Non-vested at end of period	28,934	$95.54	22,721	$96.82	18,604	$93.23

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,324,000 in 2021, $1,249,000 in 2020, and $1,197,000 in 2019. In addition, the Company made cash contributions of $859,000 in 2021, $813,000 in 2020, and $802,000 in 2019 to the 401(k) Plan.  The Company also contributed $465,000, $443,000, and $387,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2021, 2020, and 2019, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes from continuing operations:

	For Years Ended December 31 (in thousands)
	2021	2020	2019
Current:
Federal	$6,675	$12,932	$11,453
State	1,742	1,816	537
	8,417	14,748	11,990
Deferred:
Federal	(819)	(1,210)	(179)
State	(793)	(508)	(45)
	(1,612)	(1,718)	(224)
Total tax provision	$6,805	$13,030	$11,766

The effective rate of the provision for income taxes on earnings from continuing operations before income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	2.3%	1.7%	0.7%
Tax exempt interest and dividends	(0.1%)	(0.1%)	(0.1%)
Other	(2.2%)	(0.9%)	0.9%
Effective rate	21.0%	21.7%	22.5%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2021	2020
Deferred tax assets
State NOL and tax credit carryforwards	$2,153	$825
Doubtful notes and accounts receivable	1,928	69
Insurance (primarily product liability)	1,073	978
Vacation	855	813
Inventory	803	754
Warranty	73	610
Deferred payroll taxes	228	414
Other	1,201	678
Subtotal	8,314	5,141
Less: valuation allowance	1,695	520
Total deferred tax assets	6,619	4,621

Deferred tax liabilities
Goodwill and other intangibles	1,974	1,585
Other	3	42
Total deferred tax liabilities	1,977	1,627

Net deferred tax assets	$4,642	$2,994

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  The Company believes it is more likely than not that the benefit from certain state NOL and tax credit carryforwards will not be realized.  A significant factor of objective negative evidence evaluated was the cumulative losses incurred in the Safety segment over the three-year period ended December 31, 2021.  Such objective evidence limits the ability to consider subjective evidence, such as projections for future growth.

On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $1,695,000 has been provided on the deferred tax assets related to these state NOL and tax credit carryforwards, which will expire between 2034 and 2041.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2021, the carrying amount of the Company’s gross unrecognized tax benefits included in current liabilities for federal and state income taxes was $2,375,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2021 and 2020:

	(In thousands)
	2021	2020
Balance at January 1	$2,521	$2,237
Increases for tax positions taken related to the current year	336	944
Increases for tax positions taken related to prior years	30	46
Lapse of statute of limitations	(512)	(706)
Balance at December 31	$2,375	$2,521

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  During the years ended December 31, 2021, 2020 and 2019, the Company accrued approximately $169,000, $142,000 and $298,000 in interest expense, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  Tax years 2018 through 2020 are currently open for examination.  For all states in which it does business, the Company is subject to state audit statutes.

I.   COMMITMENTS AND CONTINGENCIES:

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for nearly 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company is vigorously fighting the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of December 31, 2021.

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, one customer accounted for 10% of consolidated net sales for each of the years ended December 31, 2021 and 2020, while another customer accounted for 10% and 12% of consolidated net sales for the years ended December 31, 2020, and 2019, respectively.

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

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2021, 2020, and 2019, substantially all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition or negotiation at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2021, 205 employees of Amron, or 23% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2025.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the city of Eau Claire.  As of December 31, 2021, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2021, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $1,000,000 and $970,000 as of December 31, 2021 and 2020, respectively, and is included in accrued liabilities on its balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2022	$230
2023	138
2024	126
2025	115
2026	103
Thereafter	288
$1,000

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

On July 23, 2019, the Company purchased substantially all the assets of OneEvent Technologies, Inc., a Mount Horeb, Wisconsin company established in 2014.  OneEvent's cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict, alert, and prevent.  Sensors measure a variety of environmental data including temperature, smoke, carbon monoxide, motion, humidity, water, and more.  See Note Q.  Because a major focus of OneEvent is protection for buildings, homes, assets, and occupant, the Company created in 2019 the "Safety" operating segment, combining OneEvent's operations with those of Rusoh, Inc., which designs and markets fire extinguishers.  Previously, Rusoh, Inc. had been included in the Company's Housewares/Small Appliance segment.

	(in thousands)
	Housewares / Small Appliance	Defense	Safety	Total
Year ended December 31, 2021
External net sales	$115,924	$239,514	339	$355,777
Gross profit (loss)	9,974	61,205	(6,783)	64,396
Operating profit (loss)	(2,631)	51,216	(18,556)	30,029
Total assets	242,456	168,296	9,646	420,398
Depreciation and amortization	1,215	1,530	233	2,978
Capital expenditures	738	1,966	162	2,866

Year ended December 31, 2020
External net sales	$117,645	$234,645	337	$352,627
Gross profit (loss)	24,206	62,561	(1,845)	84,922
Operating profit (loss)	10,371	52,810	(6,985)	56,196
Total assets	245,662	164,951	22,557	433,170
Depreciation and amortization	983	1,743	279	3,005
Capital expenditures	828	1,678	115	2,621

Year ended December 31, 2019
External net sales	$99,401	$209,114	(5)	$308,510
Gross profit (loss)	15,358	57,773	(1,206)	71,925
Operating profit (loss)	2,522	47,845	(3,987)	46,380
Total assets	241,992	148,476	19,785	410,253
Depreciation and amortization	1,250	2,138	301	3,689
Capital expenditures	804	2,155	179	3,138

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

M.   LEASES

The Company accounts for leases under ASC Topic 842, Leases, which was adopted on January 1, 2019.  At the time of adoption, the Company recognized right-of-use assets and lease liabilities of $3,832,000.  The Company’s leasing activities include roles as both lessee and lessor.  As lessee, the Company’s primary leasing activities include buildings and structures to support its manufacturing operations at one location in its Defense segment, and warehouse space and equipment to support its distribution center operations in its Housewares/Small Appliances segment.  As lessor, the Company’s primary leasing activity is comprised of manufacturing and office space located adjacent to its corporate offices.  All of the Company’s leases are classified as operating leases.

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

	Year Ended	Year Ended	Year Ended
Summary of Lease Cost (in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost	$938	$729	$691
Short-term and variable lease cost	252	452	225
Total lease cost	$1,190	$1,181	$916

Rent expense was approximately $1,076,000,  $1,182,000, and $1,114,000 for the years ended December 31, 2021, 2020, and 2019, respectively.  Operating cash used for operating leases was $1,190,000, $1,181,000, and $916,000 for the years ended December 31, 2021, 2020, and 2019, respectively.  The weighted-average remaining lease term was 22.7 years, and the weighted-average discount rate was 4.6% as of December 31, 2021.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2022	$807
2023	682
2024	631
2025	625
2026	605
Thereafter	13,972
Total lease payments	$17,322
Less: future interest expense	7,160
Lease liabilities	$10,162

Lease income from operating lease payments was $1,971,000, $1,967,000, $1,788,000 for the years ended December 31, 2021, 2020 and 2019, respectively and is included in Other income on the Consolidated Statements of Comprehensive Income.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2022	$1,843
2023	1,837
2024	1,837
2025	1,837
2026	1,837
Thereafter	11,022
Total lease payments	$20,213

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

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2021 and 2020:

	(In thousands, except per share data)
				Per Share (basic and diluted)
Quarter	Net Sales	Gross Profit	Net Earnings	Net Earnings
2021
First	$81,027	$18,361	$8,993	$1.28
Second	87,118	17,675	9,292	1.32
Third	87,225	11,230	4,129	0.58
Fourth	100,407	17,130	3,240	0.45
Total	$355,777	$64,396	$25,654	$3.63

2020
First	$65,636	$16,117	$8,222	$1.17
Second	87,132	21,743	12,657	1.80
Third	93,937	20,718	12,138	1.72
Fourth	105,922	26,344	13,941	1.98
Total	$352,627	$84,922	$46,958	$6.67

Fourth quarter sales are impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment typically orders/purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The Defense and Safety segments are typically non-seasonal.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintained an unsecured line of credit for short term operating cash needs of $5,000,000 as of December 31, 2021 and 2020. There were no amounts outstanding under this line of credit, which expires September 30, 2022.  The interest rate on the line of credit is reset monthly to the London Inter-Bank Offered Rate (LIBOR) plus one half of one percent.  In addition, the Company had issued commercial letters of credit totaling $1,247,000 as of both  December 31, 2021 and 2020, related to performance on certain customer contracts.  As of December 31, 2021, the entire balance of the issued letters of credit had not been drawn upon.

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

The following table summarizes the results of the Absorbent Products business within discontinued operations for each of the periods presented:

	For the years ended December 31,
(in thousands)	2021	2020	2019
Other income (expense)	$-	$-	$2,126
Earnings from discontinued operations before provision for income taxes	-	-	2,126
Provision for income taxes from discontinued operations	-	-	446
Earnings from discontinued operations, net of tax	$-	$-	$1,680

During the third quarter of 2019, the Company recognized Other income from the settlement of a lawsuit for breach of contract.

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Cash (used in) operating activities from discontinued operations was $0,  $0, and $(1,052,000) for the years ended December 31, 2021, 2020, and 2019, respectively. Cash provided by investing activities related to discontinued operations was $0,  $0, and $3,107,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

(unaudited)
(in thousands, except per share data)
Year Ended
December 31, 2019

Net sales	$308,561
Net earnings	40,822

Net earnings per share (basic and diluted)	$5.82
Weighted average shares outstanding (basic and diluted)	7,018

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

R.   OTHER

The Company has entered into a licensing agreement with another firm that holds intellectual property on the Rusoh® self-service/self-reloadable fire extinguisher.  Under the agreement, the Company has advanced the entity funds and has agreed to pay royalties to the entity on the commercial sales of the developed products.  As of December 31, 2021 and 2020, notes receivable plus accrued interest of $7,615,000 and $7,399,000, respectively, related to the license agreement were classified as non-current Notes Receivable on the Company’s Consolidated Balance Sheets.  The fire extinguisher was introduced to the commercial market in 2017 and the retail market in 2021, and experienced several obstacles in both markets.  As the promisor's ability to pay has been hindered by lack of royalties earned and projected to be earned under the agreement, repayment of the notes is doubtful. Accordingly, the Company fully impaired the notes and accrued interest receivable at December 31, 2021. The charge related to the impairment is included in Selling and general expenses on the Consolidated Statements of Comprehensive Income.

S.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material events or transactions.

On February 11, 2022, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $3.50, payable on March 15, 2022, to shareholders of record as of March 1, 2022.

Reports of Independent Registered Public Accounting Firms

To the Shareholders and the Board of Directors of National Presto Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of National Presto Industries, Inc. and its subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the period ended December 31, 2021, and the related notes to the consolidated financial statements and schedule II (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Defense Segment Contracts

As described in Note A (13) and L to the financial statements, the Company’s external net sales recognized for its Defense segment amounted to $240 million for the year ended December 31, 2021. The Company's contracts in the Defense segment are primarily with the U.S. Department of Defense (DOD) and DOD prime contractors. The Company generally recognized revenue on these contracts at a point in time when the customer obtains legal title and formally documents that it has accepted the products. There are certain termination clauses in Defense segment contracts that could give rise to an over-time pattern of recognition of revenue in the absence of alternative use of the product. Significant judgment is required by management to conclude whether or not (i) the Company has an enforceable right to payment for its performance to date under the contract and (ii) the asset created by the Company’s performance under the contract has an alternative use to the Company.

We identified the determination whether control in Defense segment sales contracts transfers to the customer at a point in time or over time as a critical audit matter because of the significant assumptions and judgments made by management. Auditing management’s assumptions and judgements regarding when control transfers involved a high degree of auditor judgment and an increased effort, including the use of specialists.

Our audit procedures related to management’s determination of when control transfers to the customer in Defense segment sales contracts included the following, among others:

●

We obtained an understanding of the relevant controls related to the timing of revenue recognition on Defense contracts and tested such controls for design and operating effectiveness, including management review controls related to the evaluation of relevant contract terms and conditions impacting whether revenue is recognized over time or at a point in time.

●	We assessed the reasonableness of the timing of revenue recognition for a sample of revenue contracts through:

-

Reviewing contract terms, including evaluating whether the Company has an enforceable right to payment for its performance to date under the contract and whether contractual restrictions prohibit the Company from redirecting a completed asset to another customer.

-	Evaluating evidence that the assets created by the Company’s performance under the contract have an alternative use by verifying sales of the same or similar products to other customers.

●

We utilized personnel with specialized knowledge and experience with revenue recognition of government contracts under ASC 606 to assist in the evaluation of management’s assessment of positive and negative evidence and their conclusions of the timing of when control has been transferred to its customers under the contract.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Milwaukee, Wisconsin

March 11, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of National Presto Industries, Inc. (the “Company”) and subsidiaries as of December 31, 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedule listed in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We served as the Company's auditor from 2007 to 2021.

Milwaukee, Wisconsin

March 16, 2021

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  December 31, 2021, 2020 and 2019

(In thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2021	$312	$50	$-	$24	$338
Year ended December 31, 2020	$450	$-	$-	$138	$312
Year ended December 31, 2019	$747	$6	$-	$303	$450

Allowance for doubtful note receivable:
Year ended December 31, 2021	$-	$7,615	$-	$-	$7,615
Year ended December 31, 2020	$-	$-	$-	$-	$-
Year ended December 31, 2019	$-	$-	$-	$-	$-

Valuation allowance for deferred tax assets:
Year ended December 31, 2021	$520	$1,175	$-	$-	$1,695
Year ended December 31, 2020	$-	$520	$-	$-	$520
Year ended December 31, 2019	$-	$-	$-	$-	$-

Notes:

(A) Amounts charged to selling and general expenses or provision for income taxes from continuing operations.

(B) Amounts charged to other accounts.

(C) Principally bad debts written off, net of recoveries.