Form 10-Q
period 2022-04-03
NATIONAL PRESTO INDUSTRIES INC
filed 2022-05-13
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 3, 2022

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

There were 7,053,726 shares of the Issuer’s Common Stock outstanding as of May 13, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 3, 2022 and December 31, 2021

(Dollars in thousands)

	April 3, 2022 (Unaudited)		December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$82,531		$109,805
Marketable securities		35,298		34,190
Accounts receivable, net		35,760		53,377
Inventories:
Finished goods	$40,000		$40,624
Work in process	100,024		92,437
Raw materials	11,448	151,472	10,800	143,861
Notes receivable, current		2,256		2,330
Other current assets		10,128		4,490
Total current assets		317,445		348,053
PROPERTY, PLANT AND EQUIPMENT	$98,744		$98,573
Less allowance for depreciation	62,507	36,237	61,850	36,723
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,571		2,624
RIGHT-OF-USE LEASE ASSETS		10,027		10,161
DEFERRED INCOME TAXES		4,658		4,642
OTHER ASSETS		2,259		2,878
		$388,514		$420,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 3, 2022 and December 31, 2021

(Dollars in thousands)

	April 3, 2022 (Unaudited)		December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$29,653		$32,759
Federal and state income taxes		4,004		3,163
Lease liabilities		550		546
Accrued liabilities		15,439		16,691
Total current liabilities		49,646		53,159
LEASE LIABILITIES - NON-CURRENT		9,477		9,616
Total liabilities		59,123		62,775
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	14,156		13,743
Retained earnings	320,286		349,198
Accumulated other comprehensive income (loss)	(42)		20
	341,841		370,402
Treasury stock, at cost	12,450		12,779
Total stockholders' equity		329,391		357,623
		$388,514		$420,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended April 3, 2022 and April 4, 2021

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2022	2021
Net sales	$60,754	$81,027
Cost of sales	51,043	62,666
Gross profit	9,711	18,361
Selling and general expenses	6,570	7,364
Intangibles amortization	54	54
Operating profit	3,087	10,943
Other income	669	700
Earnings before provision for income taxes	3,756	11,643
Provision for income taxes	841	2,650
Net earnings	$2,915	$8,993

Weighted average shares outstanding:
Basic and diluted	7,073	7,053

Net Earnings per share:
Basic and diluted	$0.41	$1.28

Comprehensive income:
Net earnings	$2,915	$8,993
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(62)	(49)
Comprehensive income	$2,853	$8,944

Cash dividends declared and paid per common share	$4.50	$6.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended April 3, 2022 and April 4, 2021

(Unaudited)

(Dollars in thousands)

	2022	2021
Cash flows from operating activities:
Net earnings	$2,915	$8,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	658	677
Intangibles amortization	54	54
Non-cash retirement plan expense	212	206
Proceeds from insurance claim	90	-
Other	128	211
Changes in operating accounts:
Accounts receivable, net	17,606	5,550
Inventories	(7,689)	(5,622)
Other assets and current assets	(5,019)	530
Accounts payable and accrued liabilities	(4,358)	(6,228)
Federal and state income taxes	841	2,428
Net cash provided by operating activities	5,438	6,799

Cash flows from investing activities:
Marketable securities purchased	(3,640)	-
Marketable securities - maturities and sales	2,454	16,951
Proceeds from note receivable	78	-
Purchase of property, plant and equipment	(172)	(1,124)
Net cash (used in) provided by investing activities	(1,280)	15,827

Cash flows from financing activities:
Dividends paid	(31,827)	(44,083)
Proceeds from sale of treasury stock	436	572
Other	(41)	(30)
Net cash used in financing activities	(31,432)	(43,541)

Net (decrease) increase in cash and cash equivalents	(27,274)	(20,915)
Cash and cash equivalents at beginning of period	109,805	86,036
Cash and cash equivalents at end of period	$82,531	$65,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 3, 2022 and April 4, 2021

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2020	7,025	$7,441	$12,438	$367,627	$154	$(13,312)	$374,348
Net earnings				8,993			8,993
Unrealized gain (loss) on available-for-sale securities, net of tax					(49)		(49)
Dividends paid March 12, $1.00 per share regular, $5.25 per share extra				(44,083)			(44,083)
Other	11		568	1	-	341	910
Balance April 4, 2021	7,036	$7,441	$13,006	$332,538	$105	$(12,971)	$340,119

Balance December 31, 2021	7,042	$7,441	$13,743	$349,198	$20	$(12,779)	$357,623
Net earnings				2,915			2,915
Unrealized (loss) on available-for-sale securities, net of tax					(62)		(62)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(31,827)			(31,827)
Other	12		413	-		329	742
Balance April 3, 2022	7,054	$7,441	$14,156	$320,286	$(42)	$(12,450)	$329,391

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all of the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of  December 31, 2021 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2021 Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

NOTE B – GENERAL

The after-effects of the government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company continues to monitor the impact on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  The after-effects of the COVID-19 related edicts and guidelines continue to affect each segment in a variety of fashions, which include material and labor shortages, contributing to increased material and labor costs as well as difficulty in securing needed products and components; congestion throughout the supply chain resulting in sizable delays; increased absenteeism; limited opportunities to meet with customers/suppliers; as well as inefficiencies inherent when dealing with suppliers and customers that continue to work from home.  The extent to which these after-effects from the various responses to the COVID-19 pandemic impact the Company’s business for the remainder of 2022 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

NOTE C – REVENUES

The Company’s revenues are derived from short-term contracts and programs that are typically completed within 3 to 36 months and are recognized in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company’s contracts generally contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small Appliances segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliances segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

The Company's contracts in the Defense segment are primarily with the U.S. Department of Defense (DOD) and DOD prime contractors. As a consequence, this segment's business essentially depends on the product needs and governmental funding of the DOD. Substantially all of the work performed by the Defense segment directly or indirectly for the DOD is performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is usually awarded based on competition at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of April 3, 2022 and December 31, 2021, $2,366,000 and $2,211,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $74,000 during the three-month period ended April 3, 2022 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three month periods ended April 3, 2022 and April 4, 2021, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $447,364,000 and $460,800,000 as of April 3, 2022 and December 31, 2021, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 36-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended April 3, 2022
External net sales	$20,306	$40,355	$93	$60,754
Gross profit (loss)	1,195	8,867	(351)	9,711
Operating profit (loss)	(1,539)	6,038	(1,412)	3,087
Total assets	208,455	170,154	9,905	388,514
Depreciation and amortization	262	389	61	712
Capital expenditures	77	92	3	172

Quarter ended April 4, 2021
External net sales	$26,505	$54,455	$67	$81,027
Gross profit (loss)	4,791	13,904	(334)	18,361
Operating profit (loss)	961	11,245	(1,263)	10,943
Total assets	203,865	168,502	22,864	395,231
Depreciation and amortization	292	381	58	731
Capital expenditures	130	899	95	1,124

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

At April 3, 2022 and December 31, 2021, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 3, 2022
Fixed Rate Municipal Bonds	$10,135	$10,082	$5	$(58)
Variable Rate Demand Notes	25,216	25,216	-	-
Total Marketable Securities	$35,351	$35,298	$5	$(58)

December 31, 2021
Fixed Rate Municipal Bonds	$8,737	$8,763	$31	$5
Variable Rate Demand Notes	25,427	25,427	-	-
Total Marketable Securities	$34,164	$34,190	$31	$5

Proceeds from maturities and sales of available-for-sale securities totaled $2,454,000 and $16,951,000 for the three month periods ended April 3, 2022 and April 4, 2021, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $78,000 and $62,000 before taxes for the three month periods ended April 3, 2022 and April 4, 2021, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at April 3, 2022 are as follows: $5,121,000 within one year; $4,961,000 beyond one year to five years; $3,965,000 beyond five years to ten years, and $21,251,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of April 3, 2022 and December 31, 2021, $9,500,000 and $7,624,000 of such prepayments, respectively, remained unused and outstanding.  At  April 3, 2022 and December 31, 2021, $7,241,000 and $4,746,000 of those payments, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

	3 Months Ending	3 Months Ending
Summary of Lease Cost (in thousands)	April 3, 2022	April 4, 2021
Operating lease cost	$250	$185
Short-term and variable lease cost	35	110
Total lease cost	$285	$295

Operating cash used for operating leases was $285,000 and $295,000 for the three months ended April 3, 2022 and April 4, 2021, respectively.  The weighted-average remaining lease term was 22.5 years, and the weighted-average discount rate was 4.6% as of April 3, 2022.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2022 (remaining nine months)	$607
2023	682
2024	631
2025	625
2026	605
Thereafter	13,922
Total lease payments	$17,072
Less: future interest expense	7,045
Lease liabilities	$10,027

Lease income from operating lease payments was $519,000 and $464,000 for the quarters ended April 3, 2022 and April 4, 2021, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2022 (remaining nine months)	$1,543
2023	2,055
2024	2,055
2025	2,055
2026	2,055
Thereafter	16,440
Total lease payments	$26,203

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

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for approximately 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company is vigorously fighting the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC 450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of April 3, 2022.

NOTE K – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  There were no new accounting standards issued or adopted in the quarter ended April 3, 2022 that would have a material impact on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2021 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held on May 17, 2022, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

COVID-19 Disclosure

All of the Company’s businesses were deemed essential and as a result, all operated during the COVID-19 shutdowns.  Distribution systems of customers that survived the shutdowns are largely intact as most key retail customers' outlets have been open since third quarter 2020.  Customer offices are now gradually reopening. Trade shows, albeit with reduced attendance, have resumed.  Material, components, and finished goods continue to be delayed due to the supply chain congestion.  As a result of government COVID-19 policies, material, transportation and labor costs have materially increased.  Labor shortages continue.  Due to the Company's historical conservative practices, it has no debt and has adequate balances to fund its operations.

For historical information about the impact of the government responses to COVID-19, please see “Item 1A. Risk Factors” titled “The COVID-19 or Other Pandemics, Epidemics or Similar Public Health Crises Risks” included in the Company's Annual Report on Form 10-K for year ended December 31, 2021.

Comparison of First Quarter 2022 and 2021

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended April 3, 2022 and April 4, 2021.

On a consolidated basis, net sales decreased by $20,273,000 (25%), gross profit decreased by $8,650,000 (47%), selling and general expenses decreased by $794,000 (11%), and intangibles amortization was flat.  Other income decreased by $31,000 (4%), while earnings before provision for income taxes decreased by $7,887,000 (68%), and net earnings decreased by $6,078,000 (68%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $6,199,000 from $26,505,000 to $20,306,000, or 23.4%, primarily attributable to a decrease in shipments, approximately 42% of which was offset by an increase in pricing.  Defense net sales decreased by $14,100,000 from $54,455,000 to $40,355,000, or 25.9%, primarily reflecting a decrease in shipments.

Housewares/Small Appliance gross profit decreased $3,596,000 from $4,791,000 to $1,195,000, primarily reflecting the decrease in sales mentioned above, augmented by higher product and ocean cargo and inland freight costs. Defense gross profit decreased $5,037,000 from $13,904,000 to $8,867,000, primarily reflecting the decrease in sales mentioned above and a less favorable mix of products.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $1,096,000, primarily reflecting lower costs and accruals for employee benefits.  Despite the decrease in selling and general expenses, the decreases in net sales and gross profit mentioned above resulted in an operating loss for the segment for the quarter ended April 3, 2022.  Selling and general expenses for the Defense segment increased $170,000, primarily reflecting increased accruals for legal and professional costs.  Selling and general expenses for the Safety segment were essentially flat.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $7,887,000 from $11,643,000 to $3,756,000.  The provision for income taxes decreased from $2,650,000 to $841,000, which resulted in an effective income tax rate of 22% and 23%, for the quarters ended April 3, 2022 and April 4, 2021, respectively.  Net earnings decreased $6,078,000 to $2,915,000 from $8,993,000, or 68%.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,438,000 and $6,799,000 for the three months ended April 3, 2022 and April 4, 2021, respectively.  The principal factors contributing to the increase can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2022 were net earnings of $2,915,000, which included non-cash depreciation and amortization expenses of $712,000.  Also contributing to the cash provided was a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by increased inventory levels, a net decrease in payable and accrual levels and a net increase in deposits made to vendors included in other assets and current assets.  Of particular note during the first three months of 2021 were net earnings of $8,993,000, which included non-cash depreciation and amortization expenses of $731,000.  Also contributing to the cash provided was a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by increased inventory levels and a net decrease in accounts payable and accrual levels.

Net cash used in investing activities was $1,280,000 during the first three months of 2022 as compared to $15,827,000 provided by investing activities during the first three months of 2021.  Significant factors contributing to the change were net purchases of marketable securities in 2022 of $1,186,000, in contrast with maturities and sales of marketable securities in 2021 of $16,951,000.  Also contributing to the change in cash was a decrease in the purchase of property, plant, and equipment in 2022.

Net cash used in financing activities was $31,432,000 and $43,541,000, for the first three months of 2022 and 2021, respectively, and primarily relate to the annual dividend payments.  The extra dividend decreased from $5.25 per share in 2021 to $3.50 per share in 2022.  Cash flows for both three-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $27,095,000 during the first three months of 2022 to $267,799,000 at April 3, 2022 for the reasons stated above.  The Company's current ratio was 6.4 to 1.0 at April 3, 2022 and 6.5 to 1.0 at December 31, 2021.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in its business segments per existing authorized projects and for additional projects, if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means.  The bulk of its marketable securities are invested in the variable rate demand notes described in Item 3 of Part I of this quarterly report on Form 10-Q and in fixed rate municipal notes and bonds. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings.

Critical Accounting Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon its Consolidated Financial Statements.  The preparation of the Company's Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported.  The estimates are based on experience and other assumptions that the Company believes are reasonable under the circumstances, and these estimates are evaluated on an ongoing basis.  Actual results may differ from those estimates.

The Company's critical accounting policies are those that materially affect its Consolidated Financial Statements and involve difficult, subjective, or complex judgments by management. The Company reviewed the development and selection of the critical accounting policies and believes the following are the most critical accounting policies that could have an effect on the Company's reported results as they involve the use of significant estimates and assumptions as described above.  These critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors.  See Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2021 filed on March 11, 2022 for more detailed information regarding the Company's critical accounting policies.

Inventories

New Housewares/Small Appliance product introductions are an important part of the Company’s sales.  The introductions are important to offset the morbidity rate of other products.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  In addition, due to fire safety regulations, commercial extinguishers have a limited shelf life, which is based on the date of production.  The Safety segment recorded an impairment of $3,090,000 during the year ended December 31, 2021 in recognition of that fact. There were no such obsolescence issues that had a material effect during the current year. In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

Impairment and Valuation of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets consist of property, plant and equipment and intangible assets, including intellectual property. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, the amounts of the cash flows and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal discounted cash flows estimates, quoted market prices when available, and independent appraisals, as appropriate, to determine fair value. The Company derives the required cash flow estimates from its historical experience and its internal business plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 3, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended April 3, 2022 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2022, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: May 13, 2022