Form 10-Q
period 2022-07-03
NATIONAL PRESTO INDUSTRIES INC
filed 2022-08-12
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 3, 2022

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

There were 7,056,962 shares of the Issuer’s Common Stock outstanding as of August 12, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 3, 2022 and December 31, 2021

(Dollars in thousands)

	July 3, 2022 (Unaudited)		December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$67,089		$109,805
Marketable securities		43,029		34,190
Accounts receivable, net		48,722		53,377
Inventories:
Finished goods	$46,131		$40,624
Work in process	100,218		92,437
Raw materials	9,849	156,198	10,800	143,861
Notes receivable, current		2,266		2,330
Other current assets		6,655		4,490
Total current assets		323,959		348,053
PROPERTY, PLANT AND EQUIPMENT	$98,875		$98,573
Less allowance for depreciation	63,162	35,713	61,850	36,723
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,517		2,624
RIGHT-OF-USE LEASE ASSETS		9,930		10,161
DEFERRED INCOME TAXES		4,665		4,642
OTHER ASSETS		1,881		2,878
		$393,982		$420,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 3, 2022 and December 31, 2021

(Dollars in thousands)

	July 3, 2022 (Unaudited)		December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$27,811		$32,759
Federal and state income taxes		3,082		3,163
Lease liabilities		527		546
Accrued liabilities		16,787		16,691
Total current liabilities		48,207		53,159
LEASE LIABILITIES - NON-CURRENT		9,403		9,616
Total liabilities		57,610		62,775
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	14,374		13,743
Retained earnings	326,970		349,198
Accumulated other comprehensive income (loss)	(67)		20
	348,718		370,402
Treasury stock, at cost	12,346		12,779
Total stockholders' equity		336,372		357,623
		$393,982		$420,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended July 3, 2022 and July 4, 2021

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Net sales	$77,138	$87,118	$137,892	$168,145
Cost of sales	62,100	69,443	113,143	132,109
Gross profit	15,038	17,675	24,749	36,036
Selling and general expenses	7,125	6,291	13,695	13,655
Intangibles amortization	54	54	108	108
Operating profit	7,859	11,330	10,946	22,273
Other income	775	565	1,444	1,265
Earnings before provision for income taxes	8,634	11,895	12,390	23,538
Provision for income taxes	1,950	2,603	2,791	5,253
Net earnings	$6,684	$9,292	$9,599	$18,285

Weighted average shares outstanding:
Basic and diluted	7,081	7,060	7,077	7,057

Net Earnings per share:
Basic and diluted	$0.94	$1.32	$1.36	$2.59

Comprehensive income:
Net earnings	$6,684	$9,292	$9,599	$18,285
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities	(25)	(34)	(87)	(83)
Comprehensive income	$6,659	$9,258	$9,512	$18,202

Cash dividends declared and paid per common share	$0.00	$0.00	$4.50	$6.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended July 3, 2022 and July 4, 2021

(Unaudited)

(Dollars in thousands)

	2022	2021
Cash flows from operating activities:
Net earnings	$9,599	$18,285
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,311	1,357
Intangibles amortization	108	108
Non-cash retirement plan expense	420	402
Proceeds from insurance claim	89	-
Other	328	168
Changes in operating accounts:
Accounts receivable, net	4,666	3,797
Inventories	(12,437)	(7,634)
Other assets and current assets	(1,168)	(1,357)
Accounts payable and accrued liabilities	(4,852)	(6,733)
Federal and state income taxes	(172)	(2,290)
Net cash (used in) provided by operating activities	(2,108)	6,103

Cash flows from investing activities:
Marketable securities purchased	(11,587)	-
Marketable securities - maturities and sales	2,637	26,410
Proceeds from note receivable	76	-
Purchase of property, plant and equipment	(302)	(1,956)
Net cash (used in) provided by investing activities	(9,176)	24,454

Cash flows from financing activities:
Dividends paid	(31,827)	(44,083)
Proceeds from sale of treasury stock	436	572
Other	(41)	(30)
Net cash used in financing activities	(31,432)	(43,541)

Net decrease in cash and cash equivalents	(42,716)	(12,984)
Cash and cash equivalents at beginning of period	109,805	86,036
Cash and cash equivalents at end of period	$67,089	$73,052

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended July 3, 2022 and July 4, 2021

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance April 4, 2021	7,036	$7,441	$13,006	$332,538	$105	$(12,971)	$340,119
Net earnings				9,292			9,292
Unrealized loss on available-for-sale securities, net of tax					(34)		(34)
Other	2		250	1	-	62	313
Balance July 4, 2021	7,038	$7,441	$13,256	$341,831	$71	$(12,909)	$349,690

Balance April 3, 2022	7,054	$7,441	$14,156	$320,286	$(42)	$(12,450)	$329,391
Net earnings				6,684			6,684
Unrealized loss on available-for-sale securities, net of tax					(25)		(25)
Other	3		218	-		104	322
Balance July 3, 2022	7,057	$7,441	$14,374	$326,970	$(67)	$(12,346)	$336,372

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2020	7,025	$7,441	$12,438	$367,627	$154	$(13,312)	$374,348
Net earnings				18,285			18,285
Unrealized loss on available-for-sale securities, net of tax					(83)		(83)
Dividends paid March 12, $1.00 per share regular, $5.25 per share extra				(44,083)			(44,083)
Other	13		818	2		403	1,223
Balance July 4, 2021	7,038	$7,441	$13,256	$341,831	$71	$(12,909)	$349,690

Balance December 31, 2021	7,042	$7,441	$13,743	$349,198	$20	$(12,779)	$357,623
Net earnings				9,599			9,599
Unrealized loss on available-for-sale securities, net of tax					(87)		(87)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(31,827)			(31,827)
Other	15		631	-		433	1,064
Balance July 3, 2022	7,057	$7,441	$14,374	$326,970	$(67)	$(12,346)	$336,372

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

NOTE B – GENERAL

The after-effects of the government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company continues to monitor the impact on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  The after-effects of the COVID-19 related edicts and guidelines also continue to affect each segment in a variety of fashions, which include material and labor shortages, contributing to increased material and labor costs as well as difficulty in securing needed products and components and personnel; congestion throughout the supply chain resulting in sizable delays; increased absenteeism; limited opportunities to meet with customers/suppliers; as well as inefficiencies inherent when dealing with suppliers and customers that continue to work from home.  The extent to which these after-effects from the various responses to the COVID-19 pandemic impact the Company’s business for the remainder of 2022 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of July 3, 2022 and December 31, 2021, $4,233,000 and $2,211,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $113,000 during the six-month period ended July 3, 2022 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three and six month periods ended July 3, 2022 and July 4, 2021, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $422,745,000 and $460,800,000 as of July 3, 2022 and December 31, 2021, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 36-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended July 3, 2022
External net sales	$24,841	$52,126	$171	$77,138
Gross profit (loss)	4,038	11,228	(228)	15,038
Operating profit (loss)	607	8,594	(1,342)	7,859
Total assets	202,841	181,390	9,751	393,982
Depreciation and amortization	259	378	69	706
Capital expenditures	18	106	6	130

Quarter ended July 4, 2021
External net sales	$23,200	$63,799	$119	$87,118
Gross profit (loss)	1,300	16,607	(232)	17,675
Operating profit (loss)	(1,593)	14,111	(1,188)	11,330
Total assets	208,250	175,369	22,916	406,535
Depreciation and amortization	302	374	58	734
Capital expenditures	210	611	11	832

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Six Months Ended July 3, 2022
External net sales	$45,147	$92,481	$264	$137,892
Gross profit (loss)	5,233	20,095	(579)	24,749
Operating profit (loss)	(932)	14,632	(2,754)	10,946
Total assets	202,841	181,390	9,751	393,982
Depreciation and amortization	521	767	130	1,418
Capital expenditures	95	198	9	302

Six Months Ended July 4, 2021
External net sales	$49,705	$118,254	186	$168,145
Gross profit (loss)	6,091	30,511	(566)	36,036
Operating profit (loss)	(632)	25,356	(2,451)	22,273
Total assets	208,250	175,369	22,916	406,535
Depreciation and amortization	593	755	117	1,465
Capital expenditures	340	1,510	106	1,956

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

At July 3, 2022 and December 31, 2021, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 3, 2022
Fixed Rate Municipal Bonds	$18,125	$18,040	$4	$89
Variable Rate Demand Notes	24,989	24,989	-	-
Total Marketable Securities	$43,114	$43,029	$4	$89

December 31, 2021
Fixed Rate Municipal Bonds	$8,737	$8,763	$31	$5
Variable Rate Demand Notes	25,427	25,427	-	-
Total Marketable Securities	$34,164	$34,190	$31	$5

Proceeds from maturities and sales of available-for-sale securities totaled $583,000 and $9,459,000 for the three month periods ended July 3, 2022 and July 4, 2021, respectively, and totaled $2,637,000 and $26,410,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $33,000 and $44,000 before taxes for the three month periods ended July 3, 2022 and July 4, 2021, respectively, and were $111,000 and $106,000 before taxes for the six month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 3, 2022 are as follows: $13,200,000 within one year; $4,839,000 beyond one year to five years; $3,736,000 beyond five years to ten years, and $21,254,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of July 3, 2022 and December 31, 2021, $7,291,000 and $7,624,000 of such prepayments, respectively, remained unused and outstanding.  At  July 3, 2022 and December 31, 2021, $5,410,000 and $4,746,000 of those payments, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

	3 Months Ending	3 Months Ending	6 Months Ending	6 Months Ending
Summary of Lease Cost (in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Operating lease cost	$250	$249	$500	$434
Short-term and variable lease cost	44	50	79	160
Total lease cost	$294	$299	$579	$594

Operating cash used for operating leases was $294,000 and $579,000 for the three and six months ended July 3, 2022, respectively, and $299,000 and $594,000 for the three and six months ended July 4, 2021, respectively.  The weighted-average remaining lease term was 22.3 years, and the weighted-average discount rate was 4.6% as of July 3, 2022.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2022 (remaining six months)	$406
2023	712
2024	641
2025	625
2026	605
Thereafter	13,873
Total lease payments	$16,862
Less: future interest expense	6,932
Lease liabilities	$9,930

Lease income from operating lease payments was $519,000 and $464,000 for the quarters ended July 3, 2022 and July 4, 2021, respectively and $1,038,000 and $928,000 for the six months then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2022 (remaining six months)	$1,029
2023	2,055
2024	2,055
2025	2,055
2026	2,055
Thereafter	16,440
Total lease payments	$25,689

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

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for approximately 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company is vigorously fighting the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC 450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of July 3, 2022.

NOTE K – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2022.  There were no new accounting standards issued or adopted in the quarter ended July 3, 2022 that would have a material impact on the Company's consolidated financial statements.

NOTE L - SUBSEQUENT EVENT

On July 29, 2022, the Company’s wholly owned subsidiary, UESCO, Inc., purchased certain assets and assumed certain liabilities of Knox Safety, Inc.  Knox Safety is a startup company that designs and sells carbon monoxide detectors for residential use.  Its acquisition will serve to complement the product lines currently offered by the Company’s Safety segment.  The Company paid cash of $3,735,000 upon closing of the transaction, which included a deposit of $500,000 to a vendor that had previously been a supplier of Knox Safety. Subsequent to the acquisition of Knox Safety, UESCO changed its name to Rely Innovations, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2021 Annual Report to Stockholders, in the Proxy Statement for the annual meeting, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; reliance on third-party suppliers in Asia; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

Comparison of Second Quarter 2022 and 2021

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended July 3, 2022 and July 4, 2021.

On a consolidated basis, net sales decreased by $9,989,000 (12%), gross profit decreased by $2,637,000 (15%), selling and general expenses increased by $834,000 (13%), and intangibles amortization was flat.  Other income increased by $210,000 (37%), while earnings before provision for income taxes decreased by $3,261,000 (27%), and net earnings decreased by $2,608,000 (28%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $1,641,000 from $23,200,000 to $24,841,000, or 7.1%, primarily attributable to an increase in pricing, approximately 78% of which was offset by a decrease in units shipped.  Defense net sales decreased by $11,673,000 from $63,799,000 to $52,126,000, or 18.3%, primarily reflecting a decrease in shipments.

Housewares/Small Appliance gross profit increased $2,738,000 from $1,300,000 to $4,038,000, primarily reflecting the increase in sales mentioned above, augmented by ocean cargo and inland freight costs. Defense gross profit decreased $5,379,000 from $16,607,000 to $11,228,000, primarily reflecting the decrease in sales mentioned above, a less favorable mix of products, and reduced efficiencies stemming largely from labor shortages and other supply chain issues.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $538,000, primarily reflecting higher legal and professional costs.  Selling and general expenses for the Defense segment were relatively flat.  Selling and general expenses for the Safety segment increased $158,000, primarily reflecting increased legal and professional costs, approximately a third of which was offset by lower personnel costs.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes decreased $3,261,000 from $11,895,000 to $8,634,000.  The provision for income taxes decreased from $2,603,000 to $1,950,000, which resulted in an effective income tax rate of 23% and 22%, for the quarters ended July 3, 2022 and July 4, 2021, respectively.  Net earnings decreased $2,608,000 from $9,292,000 to $6,684,000, or 28%.

Comparison of First Six Months 2022 and 2021

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended July 3, 2022 and July 4, 2021.

On a consolidated basis, net sales decreased by $30,253,000 (18%), gross profit decreased by $11,287,000 (31%), selling and general expenses and intangibles amortization were flat.  Other income increased by $179,000 (14%), while earnings before provision for income taxes decreased by $11,148,000 (47%), and net earnings decreased by $8,686,000 (48%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $4,558,000 from $49,705,000 to $45,147,000, or 9.2%, primarily attributable to a decrease in units shipped, approximately 72% of which was offset by an increase in pricing.  Defense net sales decreased by $25,773,000 from $118,254,000 to $92,481,000, or 21.8%, primarily reflecting a decrease in shipments.

Housewares/Small Appliance gross profit decreased $858,000 from $6,091,000 to $5,233,000, primarily reflecting the decrease in sales mentioned above, augmented by higher product and ocean cargo and inland freight costs. Defense gross profit decreased $10,416,000 from $30,511,000 to $20,095,000, primarily reflecting the decrease in sales mentioned above, a less favorable mix of products, and reduced efficiencies stemming largely from labor shortages and other supply chain issues.  Due to the startup nature of both businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $558,000, primarily reflecting lower accruals for self-insurance of $1,167,000, partially offset by an increase in legal and professional costs of $622,000.  Selling and general expenses for the Defense segment increased $308,000, primarily reflecting increased legal and professional costs of $101,000, as well as increased marketing and personnel costs of $97,000 and $59,000, respectively, with the remaining balance of the increase mainly attributable to depreciation of property, plant and equipment placed in service at the end of the second quarter of 2021.  Selling and general expenses for the Safety segment increased $291,000, primarily reflecting increased legal and professional costs.

As a result of the factors described above, there were operating losses in both the Housewares/Small Appliance and Safety segments that were offset by operating profit in the Defense segment.

Earnings before provision for income taxes decreased $11,148,000 from $23,538,000 to $12,390,000.  The provision for income taxes decreased from $5,253,000 to $2,791,000, which resulted in an effective income tax rate of 23% and 22%, for the first six months ended July 3, 2022 and July 4, 2021, respectively.  Net earnings decreased $8,686,000 from $18,285,000 to $9,599,000, or 48%.

Liquidity and Capital Resources

Net cash used in operating activities was $2,108,000 during the first six months of 2022 as compared to $6,103,000 provided by operating activities during the first six months of 2021.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2022 were net earnings of $9,599,000, which included non-cash depreciation and amortization expenses of $1,419,000.  Contributing to the cash used was a decrease in accounts receivable levels stemming from cash collections on customer sales, offset by increased inventory levels, a net decrease in payable and accrual levels and a net increase in deposits made to vendors included in other assets and current assets.  Of particular note during the first six months of 2021 were net earnings of $18,285,000, which included non-cash depreciation and amortization expenses of $1,465,000.  Also contributing to the cash provided was a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by increases in inventory levels and deposits made to vendors included in other assets and current assets, and a net decrease in accounts payable and accrual levels.

Net cash used in investing activities was $9,176,000 during the first six months of 2022 as compared to $24,454,000 provided by investing activities during the first six months of 2021.  Significant factors contributing to the change were net purchases of marketable securities in 2022 of $8,950,000, in contrast with maturities and sales of marketable securities in 2021 of $26,410,000.  Also contributing to the change in cash was a decrease in the purchase of property, plant, and equipment in 2022 of $1,654,000.

Net cash used in financing activities was $31,432,000 and $43,541,000, for the first six months of 2022 and 2021, respectively, and primarily relates to the annual dividend payments.  The extra dividend decreased from $5.25 per share in 2021 to $3.50 per share in 2022.  Cash flows for both three-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $19,142,000 during the first six months of 2022 to $275,752,000 at July 3, 2022 for the reasons stated above.  The Company's current ratio was 6.7 to 1.0 at July 3, 2022 and 6.5 to 1.0 at December 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of July 3, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended July 3, 2022 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: August 12, 2022