Form 10-Q
period 2022-10-02
NATIONAL PRESTO INDUSTRIES INC
filed 2022-11-14
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 2, 2022

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

There were 7,060,207 shares of the Issuer’s Common Stock outstanding as of November 11, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 2, 2022 and December 31, 2021

(Dollars in thousands)

	October 2, 2022 (Unaudited)		December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$61,784		$109,805
Marketable securities		43,710		34,190
Accounts receivable, net		46,052		53,377
Inventories:
Finished goods	$58,989		$40,624
Work in process	109,165		92,437
Raw materials	8,557	176,711	10,800	143,861
Notes receivable, current		2,282		2,330
Other current assets		6,108		4,490
Total current assets		336,647		348,053
PROPERTY, PLANT AND EQUIPMENT	$99,963		$98,573
Less allowance for depreciation	63,825	36,138	61,850	36,723
GOODWILL		15,317		15,317
INTANGIBLE ASSETS, net		2,729		2,624
RIGHT-OF-USE LEASE ASSETS		10,899		10,161
DEFERRED INCOME TAXES		4,689		4,642
OTHER ASSETS		1,024		2,878
		$407,443		$420,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 2, 2022 and December 31, 2021

(Dollars in thousands)

	October 2, 2022 (Unaudited)		December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$30,978		$32,759
Federal and state income taxes		3,192		3,163
Lease liabilities		613		546
Accrued liabilities		16,849		16,691
Total current liabilities		51,632		53,159
LEASE LIABILITIES - NON-CURRENT		10,286		9,616
Total liabilities		61,918		62,775
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	14,585		13,743
Retained earnings	335,897		349,198
Accumulated other comprehensive income (loss)	(156)		20
	357,767		370,402
Treasury stock, at cost	12,242		12,779
Total stockholders' equity		345,525		357,623
		$407,443		$420,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended October 2, 2022 and October 3, 2021

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Net sales	$69,683	$87,225	$207,575	$255,370
Cost of sales	52,621	75,995	165,764	208,104
Gross profit	17,062	11,230	41,811	47,266
Selling and general expenses	6,486	6,541	20,181	20,196
Intangibles amortization	78	54	186	162
Operating profit	10,498	4,635	21,444	26,908
Other income	1,085	645	2,529	1,910
Earnings before provision for income taxes	11,583	5,280	23,973	28,818
Provision for income taxes	2,656	1,151	5,447	6,404
Net earnings	$8,927	$4,129	$18,526	$22,414

Weighted average shares outstanding:
Basic and diluted	7,083	7,062	7,079	7,059

Net Earnings per share:
Basic and diluted	$1.26	$0.58	$2.62	$3.18

Comprehensive income:
Net earnings	$8,927	$4,129	$18,526	$22,414
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities	(89)	(22)	(176)	(105)
Comprehensive income	$8,838	$4,107	$18,350	$22,309

Cash dividends declared and paid per common share	$0.00	$0.00	$4.50	$6.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended October 2, 2022 and October 3, 2021

(Unaudited)

(Dollars in thousands)

	2022	2021
Cash flows from operating activities:
Net earnings	$18,526	$22,414
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,974	2,066
Intangibles amortization	186	162
Non-cash retirement plan expense	620	563
Proceeds from insurance claim	89	-
Gain on bargain purchase	(492)	-
Other	492	226
Changes in operating accounts, net of effects of acquired business:
Accounts receivable, net	9,522	2,557
Inventories	(32,030)	(15,097)
Other assets and current assets	243	(3,924)
Accounts payable and accrued liabilities	(2,277)	8,167
Federal and state income taxes	(133)	(2,565)
Net cash (used in) provided by operating activities	(3,280)	14,569

Cash flows from investing activities:
Marketable securities purchased	(12,575)	(4)
Marketable securities - maturities and sales	2,832	35,537
Proceeds from note receivable	76	386
Acquisition of business, net cash required	(3,125)
Purchase of property, plant and equipment	(522)	(2,469)
Proceeds from insurance settlement	-	500
Net cash (used in) provided by investing activities	(13,314)	33,950

Cash flows from financing activities:
Dividends paid	(31,827)	(44,083)
Proceeds from sale of treasury stock	436	571
Other	(36)	(30)
Net cash used in financing activities	(31,427)	(43,542)

Net increase (decrease) in cash and cash equivalents	(48,021)	4,977
Cash and cash equivalents at beginning of period	109,805	86,036
Cash and cash equivalents at end of period	$61,784	$91,013

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended October 2, 2022 and October 3, 2021

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance July 4, 2021	7,038	$7,441	$13,256	$341,831	$71	$(12,909)	$349,690
Net earnings				4,129			4,129
Unrealized loss on available-for-sale securities, net of tax					(22)		(22)
Other	2		212	(1)	(1)	64	274
Balance October 3, 2021	7,040	$7,441	$13,468	$345,959	$48	$(12,845)	$354,071

Balance July 3, 2022	7,057	$7,441	$14,374	$326,970	$(67)	$(12,346)	$336,372
Net earnings				8,927			8,927
Unrealized loss on available-for-sale securities, net of tax					(89)		(89)
Other	3		211	-		104	315
Balance October 2, 2022	7,060	$7,441	$14,585	$335,897	$(156)	$(12,242)	$345,525

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2020	7,025	$7,441	$12,438	$367,627	$154	$(13,312)	$374,348
Net earnings				22,414			22,414
Unrealized loss on available-for-sale securities, net of tax					(105)		(105)
Dividends paid March 12, $1.00 per share regular, $5.25 per share extra				(44,083)			(44,083)
Other	15		1,030	1	(1)	467	1,497
Balance October 3, 2021	7,040	$7,441	$13,468	$345,959	$48	$(12,845)	$354,071

Balance December 31, 2021	7,042	$7,441	$13,743	$349,198	$20	$(12,779)	$357,623
Net earnings				18,526			18,526
Unrealized loss on available-for-sale securities, net of tax					(176)		(176)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(31,827)			(31,827)
Other	18		842	-		537	1,379
Balance October 2, 2022	7,060	$7,441	$14,585	$335,897	$(156)	$(12,242)	$345,525

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of October 2, 2022 and December 31, 2021, $4,139,000 and $2,211,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company did not recognize any revenue during the nine-month period ended October 2, 2022 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three and nine month periods ended October 2, 2022 and October 3, 2021, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $497,933,000 and $460,800,000 as of October 2, 2022 and December 31, 2021, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 36-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended October 2, 2022
External net sales	$27,120	$42,347	$216	$69,683
Gross profit (loss)	8,787	8,846	(571)	17,062
Operating profit (loss)	6,083	6,268	(1,853)	10,498
Total assets	215,752	175,966	15,725	407,443
Depreciation and amortization	504	747	143	1,394
Capital expenditures	100	194	924	1,218

Quarter ended October 3, 2021
External net sales	$27,732	$59,338	$155	$87,225
Gross profit (loss)	(3,180)	14,620	(210)	11,230
Operating profit (loss)	(6,277)	12,099	(1,187)	4,635
Total assets	233,680	169,124	23,105	425,909
Depreciation and amortization	318	386	59	763
Capital expenditures	241	262	10	513

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Nine Months Ended October 2, 2022
External net sales	$72,267	$134,828	$480	$207,575
Gross profit (loss)	14,020	28,941	(1,150)	41,811
Operating profit (loss)	5,151	20,900	(4,607)	21,444
Total assets	215,752	175,966	15,725	407,443
Depreciation and amortization	766	1,136	258	2,160
Capital expenditures	177	286	927	1,390

Nine Months Ended October 3, 2021
External net sales	$77,437	$177,592	341	$255,370
Gross profit (loss)	2,911	45,131	(776)	47,266
Operating profit (loss)	(6,909)	37,455	(3,638)	26,908
Total assets	233,680	169,124	23,105	425,909
Depreciation and amortization	911	1,141	176	2,228
Capital expenditures	581	1,772	116	2,469

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

At October 2, 2022 and December 31, 2021, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
October 2, 2022
Fixed Rate Municipal Bonds and Certificates of Deposit	$18,865	$18,668	$-	$197
Variable Rate Demand Notes	25,042	25,042	-	-
Total Marketable Securities	$43,907	$43,710	$-	$197

December 31, 2021
Fixed Rate Municipal Bonds	$8,737	$8,763	$31	$5
Variable Rate Demand Notes	25,427	61,784	-	-
Total Marketable Securities	$34,164	$70,547	$31	$5

Proceeds from maturities and sales of available-for-sale securities totaled $195,000 and $9,127,000 for the three month periods ended October 2, 2022 and October 3, 2021, respectively, and totaled $2,832,000 and $35,537,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $86,000 and $28,000 before taxes for the three month periods ended October 2, 2022 and October 3, 2021, respectively, and were $197,000 and $134,000 before taxes for the nine month periods then ended, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at October 2, 2022 are as follows: $15,898,000 within one year; $2,969,000 beyond one year to five years; $3,743,000 beyond five years to ten years, and $21,297,000 beyond ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of October 2, 2022 and December 31, 2021, $4,599,000 and $8,711,000 of such prepayments, respectively, remained unused and outstanding.  At  October 2, 2022 and December 31, 2021, $3,575,000 and $4,361,000 of those payments, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE I – LEASES

The Company accounts for leases under ASC Topic 842, Leases.  The Company’s leasing activities include roles as both lessee and lessor.  As lessee, the Company’s primary leasing activities include buildings and structures to support its manufacturing operations at one location in its Defense segment, buildings and structures to support its Safety segment, and warehouse space and equipment to support its distribution center operations in its Housewares/Small Appliances segment.  As lessor, the Company’s primary leasing activity is comprised of manufacturing and office space located adjacent to its corporate offices.  All of the Company’s leases are classified as operating leases.

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

	3 Months Ending	3 Months Ending	9 Months Ending	9 Months Ending
Summary of Lease Cost (in thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Operating lease cost	$284	$254	$784	$688
Short-term and variable lease cost	79	46	158	206
Total lease cost	$363	$300	$942	$894

Operating cash used for operating leases was $363,000 and $942,000 for the three and nine months ended October 2, 2022, respectively, and $300,000 and $894,000 for the three and nine months ended October 3, 2021, respectively.  The weighted-average remaining lease term was 20.7 years, and the weighted-average discount rate was 4.6% as of October 2, 2022.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2022 (remaining three months)	$241
2023	873
2024	808
2025	796
2026	782
Thereafter	14,462
Total lease payments	$17,962
Less: future interest expense	7,063
Lease liabilities	$10,899

Lease income from operating lease payments was $514,000 and $464,000 for the quarters ended October 2, 2022 and October 3, 2021, respectively and $1,552,000 and $1,392,000 for the nine months then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2022 (remaining three months)	$514
2023	2,055
2024	2,055
2025	2,055
2026	2,055
Thereafter	16,440
Total lease payments	$25,174

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

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for approximately 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company is vigorously fighting the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC 450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of October 2, 2022.

NOTE K – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2022.  There were no new accounting standards issued or adopted in the quarter ended October 2, 2022 that would have a material impact on the Company's consolidated financial statements.

NOTE L – BUSINESS ACQUISITION

On July 29, 2022, the Company’s wholly owned subsidiary, UESCO, Inc., purchased certain assets and assumed certain liabilities of Knox Safety, Inc., a company formed in 2019 with operations in Illinois and North Carolina, with cash on hand of $3,125,000. In addition, upon closing the Company paid a deposit of $500,000 to a vendor that had previously been a supplier of Knox Safety. Knox Safety is a startup company that designs and sells carbon monoxide detectors for residential use, the acquisition of which will serve to complement the product lines currently offered by the Company’s Safety segment. Subsequent to the acquisition of Knox Safety, UESCO legally adopted the corporate name Rely Innovations, Inc.

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities.  The following table shows the amounts recorded as of their acquisition date. The fair value estimates are pending completion of several elements, including the finalization of an independent appraisal and final review by the Company. Accordingly, until the fair values are final, there could be material adjustments to the Company’s consolidated financial statements, including changes to depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives, among other adjustments.

(in thousands)

Accounts receivable	1,832
Inventories	1,274
Other current assets	7
Property, plant and equipment	868
Intangible assets	290
Right-of-Use Lease Assets	1,126
Total assets acquired	5,397
Less: Current liabilities assumed	(776)
Less: Lease Liability - Noncurrent	(1,004)
Net assets acquired	$3,617

The acquired intangibles primarily included trademarks and safety certifications that will be amortized over a period of two years. Due to its startup nature and history of operating losses, the acquisition of Knox Safety resulted in a bargain purchase gain of $492,000, which was included with Selling and general expenses in the Consolidated Statements of Comprehensive Income. There was no material tax impact from the acquisition on the Company’s Consolidated Financial Statements. The Company’s results of operations for 2022 includes revenue of $121,000 and loss of ($189,000) from the acquired facility from the date of acquisition through October 2, 2022.  The following pro forma condensed consolidated results of operations has been prepared as if the acquisition had occurred as of January 1, 2021.

	(unaudited)
	(in thousands, except per share data)
	Quarter Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

Net sales	$71,894	$89,139	$210,086	$257,284
Net earnings	8,871	3,413	17,194	20,484

Net earnings per share (basic and diluted)	$1.25	$0.48	$2.43	$2.90
Weighted average shares outstanding (basic and diluted)	7,083	7,062	7,079	7,059

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

NOTE M - SUBSEQUENT EVENT

On October 26, 2022, the Company’s wholly owned subsidiary, National Defense Corporation, and newly formed subsidiary Woodlawn Manufacturing, LLC, acquired the equity interests of Woodlawn Manufacturing, Ltd. Woodlawn Manufacturing, Ltd, is a high volume manufacturer of precision metal parts and assemblies primarily for the defense and aerospace industry, and has recently shown annual sales of approximately $18,000,000. As the acquisition occurred shortly before the issuance of the financial statements for the fiscal quarter ended October 2, 2022, the initial accounting for the acquisition was incomplete at that time.  The Company expects to finalize the accounting for the acquisition as soon as practicable.

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

COVID-19 Disclosure

All of the Company’s businesses were deemed essential and as a result, all operated during the COVID-19 shutdowns.  Distribution systems of customers that survived the shutdowns are largely intact as most key retail customers' outlets have been open since third quarter 2020. Most customer offices are now open, although some may not reopen until 2023. Trade shows, albeit with reduced attendance, have resumed.  Material, components, and finished goods continue to be delayed due to the supply chain congestion.  As a result of government COVID-19 policies, material, transportation and labor costs have materially increased.  Labor shortages continue.  Due to the Company's historical conservative practices, it has no debt and has adequate balances to fund its operations.

For historical information about the impact of the government responses to COVID-19, please see “Item 1A. Risk Factors” titled “The COVID-19 or Other Pandemics, Epidemics or Similar Public Health Crises Risks” included in the Company's Annual Report on Form 10-K for year ended December 31, 2021.

Comparison of Third Quarter 2022 and 2021

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended October 2, 2022 and October 3, 2021.

On a consolidated basis, net sales decreased by $17,542,000 (20%), gross profit increased by $5,832,000 (52%), selling and general expenses decreased by $55,000 (1%), and amortization increased 24,000 (44%).  Other income increased by $440,000 (68%), earnings before provision for income taxes increased by $6,303,000 (119%), and net earnings increased by $4,798,000 (116%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $612,000 from $27,732,000 to $27,120,000, or 2%, primarily attributable to a decrease in unit shipments, approximately 92% of which was offset by an increase in pricing and changes in mix.  Defense net sales decreased by $16,991,000 from $59,338,000 to $42,347,000, or 29%, primarily reflecting a decrease in shipments.

Housewares/Small Appliance gross profit increased $11,967,000 from a loss of ($3,180,000) to a profit of $8,787,000, primarily reflecting the changes in pricing and mix mentioned above, augmented by decreased ocean cargo and inland freight costs, partially offset by the decrease in unit shipments. Defense gross profit decreased $5,774,000 from $14,620,000 to $8,846,000, primarily reflecting the decrease in sales mentioned above, a less favorable mix of products, and reduced efficiencies stemming largely from labor shortages and other supply chain issues.  Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $393,000, reflecting lower accruals for self insurance of $513,000, offset in largest part by legal and professional costs of $63,000, with the balance of the change primarily attributable to increases in employee compensation.  Selling and general expenses for the Defense segment were relatively flat.  Selling and general expenses for the Safety segment increased $281,000, primarily reflecting increased legal and professional costs of $515,000, largely offset by the bargain purchase gain recognized upon the acquisition of Knox Safety, Inc. of $492,000. (See Note L to the Consolidated Financial Statements.) The balance of the increase was primarily due to an increase in employee compensation and benefits.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $6,303,000 from $5,280,000 to $11,583,000.  The provision for income taxes increased from $1,151,000 to $2,656,000, which resulted in an effective income tax rate of 23% and 22%, for the quarters ended October 2, 2022 and October 3, 2021, respectively.  Net earnings increased $4,798,000 from $4,129,000 to $8,927,000, or 116%.

Comparison of First Nine Months 2022 and 2021

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended October 2, 2022 and October 3, 2021.

On a consolidated basis, net sales decreased by $47,795,000 (19%), gross profit decreased by $5,455,000 (12%), selling and general expenses and intangibles amortization were flat.  Other income increased by $619,000 (32%), while earnings before provision for income taxes decreased by $4,845,000 (17%), and net earnings decreased by $3,888,000 (17%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $5,170,000 from $77,437,000 to $72,267,000, or 7%, primarily attributable to a decrease in units shipped, approximately 78% of which was offset by an increase in pricing and changes in mix.  Defense net sales decreased by $42,764,000 from $177,592,000 to $134,828,000, or 24%, primarily reflecting a decrease in shipments.

Housewares/Small Appliance gross profit increased $11,109,000 from $2,911,000 to $14,020,000, primarily reflecting the changes in pricing and mix mentioned above, augmented by lower ocean cargo and inland freight costs, partially offset by the decrease in unit shipments. Defense gross profit decreased $16,190,000 from $45,131,000 to $28,941,000, primarily reflecting the decrease in sales mentioned above, a less favorable mix of products, and reduced efficiencies stemming largely from labor shortages and other supply chain issues.  Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $951,000, primarily reflecting lower accruals for self-insurance of $1,794,000, partially offset by an increase in legal and professional costs of $685,000 and an increase in employee compensation of $116,000.  Selling and general expenses for the Defense segment increased $365,000, primarily reflecting increased marketing and personnel costs of $127,000 and $141,000, respectively, as well as increased legal and professional costs of $31,000, with the remaining increased balance mainly attributable to computers and software expense.  Selling and general expenses for the Safety segment increased $571,000, primarily reflecting increased legal and professional costs of $700,000, increased employee compensation costs of $92,000, and higher marketing and insurance costs of $132,000 and $94,000, respectively. These were partially offset by the bargain purchase gain recognized upon the acquisition of Knox Safety, Inc. of $492,000. (See Note L to the Consolidated Financial Statements.)

Earnings before provision for income taxes decreased $4,845,000 from $28,818,000 to $23,973,000.  The provision for income taxes decreased from $6,404,000 to $5,447,000, which resulted in an effective income tax rate of 23% and 22%, for the first nine months ended October 2, 2022 and October 3, 2021, respectively.  Net earnings decreased $3,888,000 from $22,414,000 to $18,526,000, or 17%.

Liquidity and Capital Resources

Net cash used in operating activities was $3,280,000 during the first nine months of 2022 as compared to $14,569,000 provided by operating activities during the first nine months of 2021.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2022 were net earnings of $18,526,000, which included non-cash depreciation and amortization expenses of $2,160,000.  Contributing to the cash used were increased inventory levels and a net decrease in payable and accrual levels, partially offset by a decrease in accounts receivable levels stemming from cash collections on customer sales. Of particular note during the first nine months of 2021 were net earnings of $22,414,000, which included non-cash depreciation and amortization expenses of $2,228,000.  Also contributing to the cash provided was a decrease in accounts receivable levels stemming from cash collections on customer sales and a net increase in payable and accrual levels, partially offset by increased inventory levels and a net increase in deposits made to vendors included in other assets and current assets.

Net cash used in investing activities was $13,314,000 during the first nine months of 2022 as compared to $33,950,000 provided by investing activities during the first nine months of 2021.  Significant factors contributing to the change were net purchases of marketable securities in 2022 of $9,743,000, in contrast with maturities and sales of marketable securities in 2021 of $35,533,000.  Also contributing to the change in cash were a payment to acquire Knox Safety, Inc. of $3,125,000 (see Note L to the Consolidated Financial Statements) and a decrease in the purchase of property, plant, and equipment in 2022 of $1,947,000.

Net cash used in financing activities was $31,427,000 and $43,542,000, for the first nine months of 2022 and 2021, respectively, and primarily relates to the annual dividend payments.  The extra dividend decreased from $5.25 per share in 2021 to $3.50 per share in 2022.  Cash flows for both nine-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $9,879,000 during the first nine months of 2022 to $285,015,000 at October 2, 2022 for the reasons stated above.  The Company's current ratio was 6.5 to 1.0 at both October 2, 2022 and December 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of October 2, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended October 2, 2022 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: November 14, 2022