Form 10-K
period 2022-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2023-03-13
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $336,537,245.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2023 was 7,065,047.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2022 Annual Report and portions of its Proxy Statement for its 2023 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

A.  DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company" or “National Presto”) consists of three business segments.  For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements.  The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances that enrich the lives of consumers by making life easier, more productive and more enjoyable.  The Defense segment, which protects the lives of the citizens of our nation, as well as the citizens of our nation’s allies, by providing our warfighters with reliable products. It manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases and metal parts; performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the U.S. Government and prime contractors; and manufactures detonators, booster pellets, release cartridges, lead azide, other military energetic devices and materials, and assemblies.  The Safety segment, which provides innovative safety technology empowering organizations and individuals to protect what is most important, currently consists of three startup companies.  The first is Rusoh, Inc., which designs and markets the Rusoh® Eliminator® fire extinguisher, the first owner-maintained fire extinguisher.  The second is OneEvent Technologies, Inc.  It offers systems that provide early warning of conditions that could ultimately lead to significant losses.  The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential safety issues around pharmaceuticals and food.  The OneEvent® system also has the ability to continually measure other factors such as smoke, carbon monoxide, motion, humidity, and moisture.  The third is Rely Innovations, Inc., which offers carbon monoxide alarms with large digital displays and an array of voice messages that clearly inform of incipient danger.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the Company include pressure cookers and canners; the Presto Control Master® heat control line of skillets in several sizes, griddles, woks and multi-purpose cookers; slow cookers; deep fryers of various sizes; air fryers; waffle makers; pizza ovens; slicer/shredders; electric heaters; corn poppers (hot air, oil, and microwave); dehydrators; rice cookers; microwave bacon cookers; egg cookers; coffeemakers and coffeemaker accessories; electric tea kettles; electric knife sharpeners; a line of kitchen gadgets; and timers.  Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2022, approximately 11% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 24% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, egg cookers, slow cookers, tea kettles, electric stainless steel appliances, non-cast fryers, air fryers and heaters).  For the year ended December 31, 2021, approximately 13% of consolidated net sales were provided by cast products, and approximately 17% by noncast/thermal appliances.  For the year ended December 31, 2020, approximately 14% of consolidated net sales were provided by cast products, and approximately 17% by noncast/thermal appliances.  For the year ended December 31, 2022, this segment had no one customer that accounted for 10% or more of the Company’s consolidated net sales.  For the year ended December 31, 2021, Amazon accounted for 10% of consolidated net sales.  For the year ended December 31, 2020, Amazon and Wal-mart Stores, Inc. each accounted for 10% of consolidated net sales.  The loss of either Amazon or Wal-Mart Stores, Inc. as a customer would have a material adverse effect on the segment.

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

The Company has a sales force of seven employees that sell to and service most customers.  A few selected accounts are handled by manufacturers' representatives who may also sell other product lines. Sales promotional activities have been conducted primarily through the use of in store promotions and digital advertising.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient.  Product competition extends to special product features, product pricing, product quality, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the Company's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability during the Company's most active selling periods.

Research and development costs related to new product development for the years 2022, 2021, and 2020 were expensed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

2. Defense Segment

Each of the segment’s operating companies are subsidiaries of National Defense Corporation.

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

The equity interests of Woodlawn Manufacturing, Ltd., a subsidiary of National Defense Corporation and its newly formed subsidiary, Woodlawn Manufacturing LLC, were acquired on October 26, 2022. Woodlawn is engaged in the manufacture of metal parts and assemblies primarily for the DOD and DOD prime contractors. The Woodlawn manufacturing facility is 56,500 square feet and is located in Marshall, Texas.

The Defense segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price.  This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 25, 2005, AMTEC Corporation was awarded the high volume, five-year prime contract for management and production of the Army’s 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years, with AMTEC receiving the majority share of the business.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement. Deliveries under this contract exceeded $566,000,000, with the final deliveries completed in 2018.  In addition, as part of an acquisition of a group of assets from DSE, Inc, a 40mm competitor, which was completed on November 7, 2013, AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the novated DSE 40mm contract were completed in 2018.  The Company submitted its bid for a third contract, and although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remained and were subsequently awarded to AMTEC as the Army’s FY16 40mm requirements in a single award valued at $84,750,000. Final deliveries for the FY16 contract were completed in 2019.  On August 30, 2017, the Army awarded AMTEC, as the sole prime contractor, a third five-year 40mm system contract covering FY17-21 requirements.  The value of awards to date is approximately $539,600,000 for FY17 through FY21, with deliveries scheduled to continue into 2025.  On September 23, 2022, the Army awarded AMTEC, as the sole prime contractor, a fourth five-year 40mm system contract covering FY22-26. The initial award value was $69,800,000, with deliveries scheduled to commence in late 2023.  The maximum ceiling value of the contract is $826,800,000.  Actual annual and cumulative dollar volume with the Army over the course of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the Department of Defense.

During 2022, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is usually awarded based on competition at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2017 and 2022 contracts apply to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

3. Safety Segment

The Safety segment was formed in the third quarter of 2019 with the purchase of substantially all of the assets of OneEvent Technologies, Inc. on July 23, 2019.   The segment is comprised of OneEvent Technologies, Inc., Rely Innovations, Inc., and Rusoh, Inc. The latter was previously included in the Company’s Housewares/Small Appliance segment.

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

The Company purchased certain assets and assumed certain liabilities of Knox Safety, Inc. on July 29, 2022, forming Rely Innovations, Inc. Rely leases 4,300 square feet in Chapel Hill, North Carolina and 3,700 square feet in Lisle, Illinois. Established in 2019, Rely designs and sells carbon monoxide detectors for residential use.

The operations of the three businesses that comprise the Safety segment are startup in nature and have resulted in limited revenues.  The segment has a sales force of three employees that sell to and service most customers.  It also utilizes several manufacturers' representatives who may also sell other product lines.  Product competition extends to product features, product pricing, product quality, marketing programs, service policies and other factors.  New product introductions are an important part of the segment's sales to enhance its product offerings.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread commercial acceptance.  Securing Underwriters Laboratories (UL) certification is a prerequisite to sales, and the process for securing certification is both expensive and time consuming.  For fire extinguishers, it typically takes in excess of a year.  Fully tooled products are required prior to the performance of most tests.  High-cost advertising commitments which may accompany such products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability to meet commitments.

Research and development costs related to new product development for the years 2022, 2021, and 2020 were expensed in operations of these years.

The segment primarily warehouses and distributes its products from distribution centers located in Canton and Jackson, Mississippi, as well as, Mount Horeb, Wisconsin and a third party warehouse in Grand Prairie, Texas.

B.  OTHER COMMENTS

1. Sources and Availability of Materials

See Note J to the Consolidated Financial Statements.

2. Patents, Trademarks, and Licenses

Patents, trademarks and know-how are important to the Company’s segments.  Although the Company’s current and future success does not materially depend upon the judicial protection of its intellectual property rights (patents, trademarks, trade dress copyrights and trade secrets), removal of that protection would expose the Company to competitors who seek to take advantage of the Company's innovations and proprietary rights.  The Company’s segments hold numerous patents, trademarks, and copyrights registered in the United States and foreign countries related to various products and methods.  The Company believes its business is not dependent upon any individual patent, copyright or license, but that the Presto® trademark is material to its business.

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

Based on factors known as of December 31, 2022, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

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

4. Human Capital

As of December 31, 2022, the Company and its subsidiaries had 973 employees compared to 895 employees at the end of December 2021.

Approximately 192 employees of Amron are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2025.

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

Inventory build-up also occurs in the Safety segment both for seasonal products like carbon monoxide alarms and to meet potential demand of customers that require delivery with shorter lead times.

6. Order Backlog

Shipment of most of the Company's Housewares/Small Appliance products occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog.  New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

The contract backlog of the Defense segment was approximately $505,069,000, $460,800,000, and $320,214,000 at December 31, 2022, 2021, and 2020, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18- to 36-month period, after December 31, 2022.

Shipments in the Safety segment typically occur within a relatively short time after receipt of an order, and thus there is usually no long-term backlog of orders.  New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

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

Government contracts are primarily dependent upon the U.S. defense budget.  During recent years, the Company’s sales were augmented by increased defense spending, including supplemental appropriations for operations in Iraq and Afghanistan, areas from which the U.S. has withdrawn. Currently, they are being augmented by the Ukraine Security Assistance Initiative.  Future defense budgets could be negatively affected by several factors, including U.S. Government budget deficits, administration priorities, U.S. national security strategies, a change in spending priorities, and continued reduction of military operations around the world.  Any significant decline or redirection of U.S. military expenditures could result in a decrease to the Company’s sales and earnings.

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

Reliance on third-party suppliers in Asia and Mexico makes this segment vulnerable to supply interruptions and foreign business risks.

A major portion of the safety products are manufactured by a handful of third-party suppliers, some of which are in Asia, primarily in the People’s Republic of China, and some in Mexico.  The Company’s ability to continue to select and develop relationships with reliable vendors who provide timely deliveries of quality parts and products will impact its success in meeting customer demand.  Most products are procured on a “purchase order” basis.  As a result, the Company may be subject to unexpected changes in pricing or supply of products.  There is no assurance that it could quickly or effectively replace any of its vendors if the need arose.  Any significant failure to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply may disrupt customer relationships and have a material adverse effect on the Company’s business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

The Company's Eau Claire facility is approximately 522,000 square feet, of which approximately 354,000 square feet is leased to Drylock Technologies, Ltd.  Rusoh, Inc. rents approximately 8,000 square feet of the Eau Claire facility.  The Company's corporate office occupies the balance of the space in Eau Claire.  During 2018, the Company completed construction of a 30,000 square foot office building adjacent to its Eau Claire facility, which it also leases to Drylock Technologies, Ltd.

The Company has Defense segment manufacturing facilities located in Janesville and Antigo, Wisconsin; East Camden, Arkansas; Clear Lake, South Dakota; and Marshall, Texas.  The Janesville, Wisconsin facility is comprised of approximately 106,000 square feet.  The Antigo, Wisconsin facility is comprised of approximately 208,000 square feet, the East Camden, Arkansas operation leases approximately 364,000 square feet, the Clear Lake, South Dakota facility is comprised of approximately 98,000 square feet which includes the Company's 2021 construction of 10,000 square feet of office space, and the Marshall, Texas facility is comprised of approximately 56,500 square feet.

The Company's Safety segment leases space in Mount Horeb, Wisconsin; Chapel Hill, North Carolina; and Lisle, Illinois. OneEvent Technologies, Inc. leases approximately 7,000 square feet for its operations in Mount Horeb and Rely Innovations, Inc. leases approximately 4,300 and 3,700 square feet for its operations in Chapel Hill, North Carolina and Lisle, Illinois, respectively.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Purchases of Equity Securities

Month	Total Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Feb. 28 - Apr. 4, 2022	510	*	$79.62	N/A	N/A
Total	510		$79.62

*  Under the Incentive Compensation Plan approved by stockholders on May 18, 2010 and the 2017 Incentive Compensation Plan approved by shareholders on May 16, 2017, the Company has the right to withhold shares from vested restricted stock grants to be delivered to grantees to satisfy all or a portion of federal, state, local, or foreign tax withholding requirements.

On February 17, 2022, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $3.00.  The dividend will be payable on March 15, 2023 to the stockholders of record as of March 1, 2023.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 1, 2023, there were 235 holders of record of the Company’s common stock.  This number does not reflect stockholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2022, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2022 Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2022 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 16, 2023, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending,  and funding of government contracts which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital and equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

For historical information about the impact of the government responses to COVID-19, please see “Item 1A. Risk Factors” titled “The COVID-19 or Other Pandemics, Epidemics or Similar Public Health Crises Risks” included in this Form 10-K for year ended December 31, 2022.

2022 COMPARED TO 2021

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2022 and 2021.

On a consolidated basis, sales decreased by $34,154,000 (10%), gross profit decreased by $9,271,000 (14%), selling and general expense decreased by $7,032,000 (21%), intangibles amortization increased by $368,000 (172%) and Impairments - goodwill and intangible assets increased $5,295,000.  Other income increased by $1,387,000 (57%), earnings before provision for income taxes decreased by $6,515,000 (20%), and net earnings decreased by $4,955,000 (19%). Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $2,424,000, from $115,924,000 to $118,348,000, or 2%, primarily attributable to an increase in pricing and changes in mix.  Approximately 85% of the increase from price and mix changes were offset by a decrease in units shipped.  The increase was further offset by the absence of the prior year's partial reversal of $1,530,000 of a reserve for estimated refunds related to a product recall of indoor smokers. Defense net sales decreased by $37,031,000, from $239,514,000 to $202,483,000, or 15%, reflecting a decrease in units shipped.

Housewares/Small Appliance gross profit increased $7,039,000 from $9,974,000 (9% of sales) in 2021 to $17,013,000 (14% of sales) in 2022, primarily reflecting the changes in pricing and mix mentioned above, augmented by decreased ocean cargo and inland freight costs, partially offset by the decrease in unit shipments, as well as adjustments related to obsolete or excess inventory levels of $3,613,000, and decreases in standard unit costs of $3,108,000 that were not offset by decreases in the segment's LIFO inventory reserve.  Defense gross profit decreased $18,567,000 from $61,205,000 (26% of sales) to $42,638,000 (21% of sales), primarily reflecting the decrease in sales mentioned above, a less favorable mix, inefficiencies from labor shortages, delays in securing materials and other supply chain issues.  Due to the startup nature of the businesses in the Safety segment, gross margins were negative in both years.  A reduction in the amount of write-downs of inventory and materials at Rusoh, Inc. to reflect realizable values contributed to the comparative increase in gross margin of $1,848,000.

Selling and general expenses for the Housewares/Small Appliance segment decreased $446,000, primarily reflecting lower health and accident expenses of $699,000, product liability costs of $383,000, and insurance costs of $164,000.  These decreases were partially offset by higher legal and professional expenses of $567,000 and compensation expenses of $175,000.  Defense segment selling and general expenses increased $680,000, primarily due to increased legal and professional expenses of $302,000, increased compensation/payroll costs of $209,000, and increased marketing costs of $121,000.  Safety segment selling and general expenses decreased $7,267,000, primarily reflecting the absence of prior year impairment of $7,615,000 of notes receivable and related interest held by Rusoh, Inc., augmented by the bargain purchase gain of $492,000 recognized upon the acquisition of Knox Safety, Inc. See Note P. These were offset in part by increased compensation expenses of $311,000 and legal and professional expenses of $383,000, both largely related to the acquisition of Knox Safety, Inc.

Intangibles amortization increased as a result of the acquisition of contracts/customer relationship and intellectual property intangibles in the acquisitions of Knox Safety, Inc. and Woodlawn Manufacturing, Ltd. See Note P to the Consolidated Financial Statements.

Impairment – goodwill and intangible assets increased as a result of impairments of goodwill and technology intangibles in the Safety segment.  See Note A (10) and Note A (11) to the Consolidated Financial Statements.

The above items were responsible for the change in operating profit from continuing operations.

Other income increased $1,387,000, which was primarily attributable to higher interest earned with higher yields, offset in part by a reduced portfolio of marketable securities.

Earnings before provision for income taxes decreased $6,515,000 from $32,459,000 to $25,944,000.  The provision for income taxes decreased from $6,805,000 to $5,245,000, which resulted in an effective income tax rate of 20% and 21% for the years ended December 31, 2022 and 2021, respectively.  Net earnings decreased $4,955,000 from $25,654,000 to $20,699,000.

2021 COMPARED TO 2020

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s two business segments for the years ended December 31, 2021 and 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

2022 COMPARED TO 2021

Cash provided by operating activities was $8,768,000 during 2022 as compared to $34,688,000 during 2021.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2022 were net earnings of $20,699,000, which included a non-cash loss on impairment of goodwill and intangible assets of $5,295,000 and total non-cash depreciation and amortization expenses of $3,347,000.  These were partially offset by a non-cash deferred income tax benefit of $2,311,000 and increases in accounts receivable and inventory levels.  Of particular note during 2021 were net earnings of $25,654,000, which included a non-cash provision for doubtful notes and accounts receivable of $7,665,000, total non-cash depreciation and amortization expenses of $2,978,000, a non-cash deferred income tax benefit of $1,612,000, and a net decreases in deposits made to vendors included in other assets and current assets and accounts receivable.  These were partially offset by an increase in inventory levels and a net decrease in payable and accrual levels.

Net cash used in investing activities was $16,436,000 during 2022 as compared to $32,548,000 provided by investing activities during 2021. During 2022 the Company acquired two businesses for $24,683,000 net of cash acquired, and purchased plant and equipment for $1,030,000.  These were partially offset by net sales and maturities of marketable securities of $9,171,000.  Of note during 2021 were net sales and maturities of marketable securities of $34,621,000 offset by the purchase of plant and equipment of $2,866,000, which primarily included expenditures to augment the Company's production facilities in the Defense segment.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2022 and 2021, $3,638,000 and $25,427,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2022 and 2021 primarily differed as a result of the $1.75 per share decrease in the extra dividend paid during these years.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

As a result of the foregoing factors, cash and cash equivalents decreased in 2022 by $39,094,000 to $70,711,000.

Working capital decreased by $21,903,000 to $272,991,000 at December 31, 2022 for the reasons stated above.  The Company’s current ratio was 6.1 to 1.0 at December 31, 2022 and 6.6 to 1.0 at December 31, 2021.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments per existing authorized projects and for additional projects if the appropriate return on investment is projected.  See Item 1-A-2.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means.  The bulk of its marketable securities are invested in the variable rate demand notes described above, in municipal bonds that are pre-refunded with escrowed U.S. Treasuries, and certificates of deposit. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings.

The Company's principal commitments consist of purchase and lease obligations.  Purchase obligations include outstanding purchase orders issued to the Company's Housewares and Safety segments' manufacturers in the Orient and to material suppliers and contractors in the Defense segment, and as of December 31, 2022 amounted to approximately $277,378,000. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company's or other customers' products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be reasonably estimated. Lease obligations are described in Note M - Leases to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Working capital decreased by $7,478,000 to $294,894,000 at December 31, 2021 for the reasons stated above.  The Company’s current ratio was 6.6 to 1.0 at December 31, 2021 and 6.5 to 1.0 at December 31, 2020.

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $505,069,000 at December 31, 2022, and $460,800,000 at December 31, 2021.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18- to 36-month period.

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

Inventories

New Housewares/Small Appliance and Safety product introductions are an important part of the Company’s sales.  In the case of the Housewares/Small Appliance segment, the introductions are important to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  During 2022, the Housewares/Small Appliance segment recorded an impairment related to such losses of $3,613,000.  In addition, due to fire safety regulations, commercial extinguishers have a limited shelf life, which is based on the date of production. The Safety segment recorded impairments of $1,807,000 and $3,090,000 in 2022 and 2021, respectively, in recognition of that fact. There were no other obsolescence issues that had a material effect during the current year.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

Impairment and Valuation of Long-lived Assets and Goodwill

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets consist of property, plant and equipment and intangible assets, including the value of contracts/customer relationships, trademarks and safety certifications, trade secrets, and technology software.  Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, the amounts of the cash flows and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. The Company derives the required cash flow estimates from its historical experience and its internal business plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market.  The balance of the Company’s investments is held primarily in fixed rate municipal bonds and certificates of deposits with an average life of 0.8 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2022.  Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment and those criteria, management concluded that as of December 31, 2022, the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.

For purposes of evaluating the Company’s internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Woodlawn Manufacturing, Ltd., which the Company acquired on October 26, 2022 and is included in the Consolidated Financial Statements of the Company as of and for the year ended December 31, 2022. Woodlawn comprised 5% of the Company’s total assets as of December 31, 2022.  Woodlawn’s net income, for the year ended December 31, 2022, was less than 1% of the Company’s net income for the same period.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of National Presto Industries, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited National Presto Industries, Inc.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 13, 2023 expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Woodlawn Manufacturing, Ltd. from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2022. We have also excluded Woodlawn Manufacturing, Ltd. from our audit of internal control over financial reporting. Woodlawn Manufacturing, Ltd. is a wholly owned subsidiary whose total assets and net income represent approximately 5% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

/s/ RSM US LLP

Milwaukee, Wisconsin

March 13, 2023

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	70

Douglas J. Frederick	Chief Operating Officer, Vice President, Secretary and General Counsel	52

Jeffery A. Morgan	Vice President, Engineering	65

David J. Peuse	Director of Financial Reporting and Treasurer	53

John R. MacKenzie	Vice President of Sales	52

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

Mr. MacKenzie was elected Vice President of sales on February 17, 2023.  He has over 20-years of experience in the housewares/small appliance industry, and has held sales and management positions at Applica (Black & Decker), Focus Products, and Joseph Joseph.  Prior to becoming an officer, he had most recently served the Company as its Director of Sales and in other capacities as its National Sales Manager and District Sales Manager.  Mr. MacKenzie has been associated with the Company since 2016.

The information under the headings “Delinquent Section 16(a) Reports,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders is incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation and Other Information” and “Summary Compensation Table” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2022 and 2021	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2022, 2021 and 2020	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021 and 2020	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2022, 2021 and 2020	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-20

		f.	Reports of Independent Registered Public Accounting Firms	F-21
RSM US LLP, Milwaukee, Wisconsin, PCAOB ID #49
BDO USA, LLP, Milwaukee, Wisconsin, PCAOB ID #243

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-23

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 4	Description of Registrant’s Securities - Incorporated by reference from Exhibit 4 of the Company's annual report on Form 10-K for the year ended December 31, 2019

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 10.4*

Form of Restricted Stock Award Agreement – 2017 Incentive Compensation Plan - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP

Exhibit 23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.INS

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
Date: March 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Richard N. Cardozo	By:	/S/ Patrick J. Quinn
	Richard N. Cardozo		Patrick J. Quinn
	Director		Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen		Joseph G. Stienessen
	Chair of the Board, President,		Director
Chief Executive Officer (Principal
Executive Officer), and Director

By:	/S/ Randy F. Lieble	By:	/S/ David J. Peuse
	Randy F. Lieble		David J. Peuse
	Director		Director of Financial Reporting and
Treasurer (Principal Financial Officer)
Date:	March 13, 2023

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2022		2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$70,711		$109,805
Marketable securities		24,863		34,190
Accounts receivable	$71,362		$53,715
Less allowance for doubtful accounts	338	71,024	338	53,377
Inventories:
Finished goods	36,249		40,624
Work in process	105,564		92,437
Raw materials and supplies	10,324	152,137	10,800	143,861
Notes receivable, current		2,226		2,330
Other current assets		5,671		4,490
Total current assets		326,632		348,053
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	4,542		3,036
Buildings	50,904		49,467
Machinery and equipment	49,979		46,070
	105,425		98,573
Less allowance for depreciation and amortization	63,634	41,791	61,850	36,723
GOODWILL		18,573		15,317
INTANGIBLE ASSETS, net		6,926		2,624
RIGHT-OF-USE LEASE ASSETS		10,731		10,161
DEFERRED INCOME TAXES		5,506		4,642
OTHER ASSETS		1,688		2,878
		$411,847		$420,398

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2022		2021
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$34,604		$32,759
Federal and state income taxes		2,552		3,163
Lease liabilities		577		546
Accrued liabilities		15,908		16,691
Total current liabilities		53,641		53,159
LEASE LIABILITIES - NON-CURRENT		10,154		9,616
Total liabilities		63,795		62,775
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2022 and 2021
Issued: 7,440,518 shares at December 31, 2022 and 2021
Outstanding: 7,062,872 and 7,042,274 shares at December 31, 2022 and 2021, respectively	$7,441		$7,441
Paid-in capital	14,799		13,743
Retained earnings	338,071		349,198
Accumulated other comprehensive income	(103)		20
	360,208		370,402
Less treasury stock, at cost, 377,646 and 398,244 shares at December 31, 2022 and 2021, respectively	12,156		12,779
Total stockholders' equity		348,052		357,623
		$411,847		$420,398

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

	For the years ended December 31,
	2022	2021	2020
Net sales	$321,623	$355,777	$352,627
Cost of sales	266,498	291,381	267,705
Gross profit	55,125	64,396	84,922
Selling and general expenses	27,121	34,153	28,505
Intangibles amortization	582	214	221
Impairments - goodwill and intangible assets	5,295	-	-
Operating profit	22,127	30,029	56,196
Other income	3,817	2,430	3,792
Earnings before provision for income taxes	25,944	32,459	59,988
Provision for income taxes	5,245	6,805	13,030
Net earnings	$20,699	$25,654	$46,958

Weighted average common shares outstanding:
Basic and diluted	7,081	7,060	7,038

Earnings per share, basic and diluted:
Net earnings per share	$2.92	$3.63	$6.67

Comprehensive income:
Net earnings	$20,699	$25,654	$46,958
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	(123)	(134)	18
Comprehensive income	$20,576	$25,520	$46,976

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$20,699	$25,654	$46,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,765	2,764	2,784
Intangibles amortization	582	214	221
Deferred income tax (benefit)	(2,311)	(1,612)	(1,718)
Provision for doubtful notes and accounts receivable	-	7,665	-
Loss on disposal of property, plant and equipment	463	493	2
Loss on impairment	5,295	-	-
Proceeds from insurance claim	151	823	-
Noncash retirement plan expense	803	752	721
Gain on bargain purchase	(492)	-	-
Other	514	100	131
Changes in operating accounts, net of effects of acquisition:
Accounts receivable, net	(12,903)	1,083	(12,203)
Inventories	(5,620)	(10,139)	(6,952)
Other assets and current assets	147	9,737	(5,655)
Accounts payable and accrued liabilities	(676)	(1,232)	15,706
Federal and state income taxes receivable/payable	(649)	(1,614)	978
Net cash provided by operating activities	8,768	34,688	40,973

Cash flows from investing activities:
Marketable securities purchased	(20,024)	(3,918)	(48,047)
Marketable securities - maturities and sales	29,195	38,539	57,823
Purchase of property, plant and equipment	(1,030)	(2,866)	(2,621)
Proceeds from notes receivable	106	543	-
Acquisition of businesses, net of cash acquired	(24,683)	-	-
Proceeds from insurance claim	-	250	-
Net cash provided by (used in) investing activities	(16,436)	32,548	7,155

Cash flows from financing activities:
Dividends paid	(31,826)	(44,083)	(42,172)
Proceeds from sale of treasury stock	436	571	528
Other	(36)	45	(27)
Net cash used in financing activities	(31,426)	(43,467)	(41,671)

Net increase (decrease) in cash and cash equivalents	(39,094)	23,769	6,457
Cash and cash equivalents at beginning of year	109,805	86,036	79,579
Cash and cash equivalents at end of year	$70,711	$109,805	$86,036

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$8,208	$10,071	$13,803

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2019	7,006	$7,441	$11,447	$362,842	$136	$(13,909)	$367,957
Net earnings				46,958			46,958
Unrealized gain on available-for-sale securities, net of tax					18		18
Dividends paid March 13, $1.00 per share regular, $5.00 per share extra				(42,172)			(42,172)
Other	19		991	(1)		597	1,587
Balance December 31, 2020	7,025	7,441	12,438	367,627	154	(13,312)	374,348
Net earnings				25,654			25,654
Unrealized loss on available-for-sale securities, net of tax					(134)		(134)
Dividends paid March 15, $1.00 per share regular, $5.25 per share extra				(44,083)			(44,083)
Other	17		1,305	-		533	1,838
Balance December 31, 2021	7,042	7,441	13,743	349,198	20	(12,779)	357,623
Net earnings				20,699			20,699
Unrealized loss on available-for-sale securities, net of tax					(123)		(123)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(31,826)			(31,826)
Other	21		1,056			623	1,679
Balance December 31, 2022	7,063	$7,441	$14,799	$338,071	$(103)	$(12,156)	$348,052

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

(2)  BASIS OF PRESENTATION:  The Consolidated Financial Statements include the accounts of National Presto Industries, Inc. and its subsidiaries, all of which are wholly-owned.  All material intercompany accounts and transactions are eliminated.  For a further discussion of the Company's business and the segments in which it operates, please refer to Note L.  The purchase accounting for the acquisition of Woodlawn Manufacturing, Ltd., described in Note P, is provisional. Therefore, the fair value estimates of the assets acquired and the liabilities assumed are pending completion of several elements, including the final review by the Company.

(3)  GENERAL:  The after-effects of the government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company continues to monitor the impact on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  The after-effects of the COVID-19 related edicts and guidelines also continue to affect each segment in a variety of fashions, which include material and labor shortages, contributing to increased material and labor costs as well as difficulty in securing needed products and components and personnel; congestion throughout the supply chain resulting in sizable delays; increased absenteeism; limited opportunities to meet with customers/suppliers; as well as inefficiencies inherent when dealing with suppliers and customers that continue to work from home.  The extent to which these after-effects from the various responses to the COVID-19 pandemic impact the Company’s business in 2023 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $5,454,000 and $3,378,000 at December 31, 2022 and 2021, respectively, are included as reductions of cash and cash equivalents or book overdrafts in accounts payable, as appropriate.

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

At December 31, 2022 and 2021, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2022
Fixed Rate Municipal Bonds	$11,460	$11,405	$-	$58
Certificates of Deposit	9,895	9,820	22	94
Variable Rate Demand Notes	3,638	3,638	-	-
Total Marketable Securities	$24,993	$24,863	$22	$152

December 31, 2021
Fixed Rate Municipal Bonds	$8,737	$8,763	$31	$5
Variable Rate Demand Notes	25,427	25,427	-	-
Total Marketable Securities	$34,164	$34,190	$31	$5

Proceeds from sales and maturities of marketable securities totaled $29,195,000 in 2022, $38,539,000 in 2021, and $57,823,000 in 2020.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2022, 2021 and 2020.  Net unrealized gains (losses) included in other comprehensive income were ($156,000), ($170,000) and $24,000 before taxes for the years ended December 31, 2022, 2021, and 2020, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2022 are as follows: $15,911,000 within one year; $5,444,000 beyond one year to five years; and $3,638,000 beyond five years to ten years. All of the instruments in the beyond five year range are variable rate demand notes which, as noted above, can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

(9)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long-lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  As of December 31, 2022, net property, plant and equipment included $6,446,000 related to leased manufacturing and office space.  See Note M.  Approximately $180,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings, at December 31, 2022.

(10)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized when the carrying value of the reporting unit is greater than the fair value of the reporting unit.  During the fourth quarter of 2022, the Company assessed the poor historical performance and outlook for one of the reporting units in its Safety segment and opted to perform a quantitative assessment for impairment.  The Company utilized discounted cash flow models to determine the reporting unit’s fair value.  As a result of the assessment, a goodwill impairment of $3,832,000 was recognized during 2022. No goodwill impairments were recognized during 2021 or 2020.

The Company's goodwill as of December 31, 2022 was $18,573,000 all of which related to the Defense segment.  As of December 31, 2021, the Company’s goodwill was $15,317,000, of which 3,832,000 related to the Safety segment, with the balance of the goodwill attributable to the Defense segment.  During 2022, all of the Safety segment's goodwill was deemed impaired.

	(In thousands)
	GOODWILL
	Amtec	Amron	Woodlawn	OneEvent	Total
Balance as of December 31, 2021	$3,556	$7,929	$-	$3,832	$15,317
Additions			7,088		7,088
Less: Impairments				(3,832)	(3,832)
Balance as of December 31, 2022	$3,556	$7,929	$7,088	$-	$18,573

(11) INTANGIBLE ASSETS:  Intangible assets are attributable to the Defense and Safety segments, primarily consist of the value of contracts/customer relationships, trademarks and safety certifications, trade secrets, and technology software, and are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 15 years with the exception of trade secrets which have an indefinite life.

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The potential goodwill impairment that was ultimately recognized during the fourth quarter of 2022 mentioned above was such an indicator for certain technology software in the Safety segment.  The Company utilized discounted cash flow models to determine its fair value.  During 2022, the Company recognized an impairment of technology software of $1,463,000. There were no impairments of intangible assets recognized during 2021 or 2020.

The following shows the gross carrying amounts of the intangible assets and accumulated amortization at  December 31, 2022 and 2021:

	(In thousands)
	INTANGIBLE ASSETS
	Technology Software and Other	Contracts/ Customer Relationships	Trade Secrets	Total
December 31, 2022
Gross Carrying Amount	$290	$6,058	$1,000	$7,348
Accumulated Amortization	(97)	(325)	-	(422)
Net intangible assets	$193	$5,733	$1,000	$6,926

December 31, 2021
Gross Carrying Amount	$2,141	$-	$1,000	$3,141
Accumulated Amortization	(517)	-	-	(517)
Net intangible assets	$1,624	$-	$1,000	$2,624

The Company estimates it will record amortization expense for the succeeding years as follows:

Years ending December 31:	(In thousands)
2023	$1,708
2024	1,515
2025	1,515
2026	1,188
2027	-
$5,926

Amortization expense was $582,000, $214,000, and $221,000 during the years ended December 31, 2022, 2021, and 2020, respectively.

(12) OTHER ASSETS: Other assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of December 31, 2022 and 2021, $7,065,000 and $7,624,000 of such prepayments, respectively, remained unused and outstanding.  At December 31, 2022 and 2021, $5,377,000 and $4,746,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

For the Housewares/Small Appliance segment, revenue is generally recognized as the completed, ordered product is shipped to the customer from the Company’s warehouses.  For the situations in which revenue should be recognized when product is received by the customer, the Company adjusts revenue accordingly.  For the year ended December 31, 2020, the Company reduced revenue by $2,073,000 for estimated customer refunds related to a product recall of which $1,530,000 was reversed during the year ended December 31, 2021 as actual refunds were lower than initially expected.  For the Defense segment, revenue is primarily recognized when the customer has legal title and formally documents that it has accepted the products.  There are also certain termination clauses in Defense segment contracts that may give rise to an over-time pattern of recognition of revenue in the absence of alternative use of the product.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of December 31, 2022 and 2021, $4,401,000 and $2,211,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Consolidated Balance Sheets.  During 2022, 2021, and 2020, the Company recognized revenue of $0, $3,208,000 and $0, respectively, that was included in the Defense segment contract liability at the beginning of those respective years. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During 2022, 2021, and 2020, there were no material adjustments to the aforementioned estimates.  There were no material amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $505,069,000 and $460,800,000 as of December 31, 2022 and 2021, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18- to 36-month period.  The performance obligations in the Housewares/Small Appliances and Safety segments have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from two segments: Housewares/Small Appliance and Defense, as shown in Note L. Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

(14) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $209,000, $150,000, and $2,655,000 in 2022, 2021, and 2020, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2022	2021
Beginning balance January 1	$218	$241
Accruals during the period	3,026	814
Charges / payments made under the warranties	(2,723)	(837)
Balance December 31	$521	$218

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

(18) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS:

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2022.  There were no new accounting standards issued or adopted in the quarter ended December 31, 2022 that would have a material impact on the Company's consolidated financial statements

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $32,994,000 and $35,804,000 as of December 31, 2022 and 2021, respectively, and consists of housewares/small appliance finished goods and certain Safety segment inventories.  Under LIFO, inventories are valued at approximately $9,249,000 and $14,174,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2022 and 2021, respectively.  During the years ended December 31, 2022, 2021, and 2020, $2,810,000, $0, and $2,215,000, respectively, of a LIFO layer was liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance and Safety segments.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2022	$4,925	$(3,925)	$(0.55)
2021	$(9,745)	$7,698	$1.09
2020	$(447)	$349	$0.05

This information is provided for comparison with companies using the FIFO basis.

Inventory for the Defense segment, certain products for the Safety segment, and raw materials and certain prepaid products of the Housewares/Small Appliance segment are valued under the FIFO method and total $119,144,000 and $108,057,000 at December 31, 2022 and 2021, respectively.  At December 31, 2022, the FIFO total was comprised of $3,255,000 of finished goods, $105,564,000 of work in process, and $10,324,000 of raw material.  At December 31, 2021, the FIFO total was comprised of $4,820,000 of finished goods, $92,437,000 of work in process, and $10,800,000 of raw material.

C.   ACCRUED LIABILITIES:

At December 31, 2022, accrued liabilities consisted of payroll $7,631,000, product liability $5,407,000, payroll taxes $309,000, environmental $921,000, and other $1,640,000.  At December 31, 2021, accrued liabilities consisted of payroll $7,515,000, product liability $5,713,000, payroll taxes of $1,191,000, environmental $1,000,000, and other $1,272,000.

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

D.   TREASURY STOCK:

As of December 31, 2022, the Company has authority from the Board of Directors to reacquire an additional 497,581 shares.  During 2022, 2021, and 2020, 510, 292, and 344 shares, respectively, were acquired from participants in the Company’s Incentive Compensation Plans described in Note F to cover those participants’ tax withholding obligations related to vested stock grants in accordance with the Plans’ rules.  Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

During 2022, 2021, and 2020, the Company granted 7,271 shares, 9,238 shares, and 7,310 shares of restricted stock, respectively, to 39 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plans, the restricted stock vests on specified dates in 2023 through 2028, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $476,000, $469,000, and $366,000 in 2022, 2021, and 2020, respectively. As of December 31, 2022, there was approximately $1,673,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 3.6 years.  There were 3,482, 2,981, and 3,193 shares of restricted stock that vested during 2022, 2021, and 2020, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2022		2021		2020
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	28,934	$95.54	22,721	$96.82	18,604	$93.23
Granted	7,271	70.72	9,238	90.01	7,310	89.84
Vested	(3,482)	100.05	(2,981)	88.23	(3,193)	59.94
Forfeited	(387)	93.91	(44)	88.41	0	-
Non-vested at end of period	32,336	$89.49	28,934	$95.54	22,721	$96.82

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,238,000 in 2022, $1,324,000 in 2021, and $1,249,000 in 2020. In addition, the Company made cash contributions of $884,000 in 2022, $859,000 in 2021, and $813,000 in 2020 to the 401(k) Plan.  The Company also contributed $427,000, $465,000, and $443,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2022, 2021, and 2020, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes:

	For Years Ended December 31 (in thousands)
	2022	2021	2020
Current:
Federal	$7,389	$6,675	$12,932
State	167	1,742	1,816
	7,556	8,417	14,748
Deferred:
Federal	(2,157)	(819)	(1,210)
State	(154)	(793)	(508)
	(2,311)	(1,612)	(1,718)
Total tax provision	$5,245	$6,805	$13,030

The effective rate of the provision for income taxes on earnings before income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	0.0%	2.3%	1.7%
Research and development credit	(2.1%)	(2.0%)	(1.0%)
Adjustment for prior year estimates	1.2%	0.1%	(0.1%)
Tax exempt interest and dividends	(0.1%)	(0.1%)	(0.1%)
Other	0.2%	(0.3%)	0.2%
Effective rate	20.2%	21.0%	21.7%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2022	2021
Deferred tax assets
State NOL and tax credit carryforwards	$2,336	$2,153
Doubtful accounts	1,933	1,928
Research and development expenses	1,284	-
Insurance (primarily product liability)	1,142	1,073
Inventory	1,095	803
Vacation	908	855
Other	1,457	1,502
Subtotal	10,155	8,314
Less: valuation allowance	1,960	1,695
Total deferred tax assets	8,195	6,619

Deferred tax liabilities
Goodwill and other intangibles	2,157	1,974
Depreciation	532	-
Deferred revenue	-	3
Total deferred tax liabilities	2,689	1,977

Net deferred tax assets	$5,506	$4,642

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  The Company believes it is more likely than not that the benefit from certain state NOL and tax credit carryforwards will not be realized.  A significant factor of objective negative evidence evaluated was the cumulative losses incurred in the Safety segment over the three-year period ended December 31, 2022.  Such objective evidence limits the ability to consider subjective evidence, such as projections for future growth.

On the basis of this evaluation, as of December 31, 2022 and 2021, valuation allowances of $1,960,000 and $1,695,000, respectively, have been provided on the deferred tax assets related to these state NOL and tax credit carryforwards, which will expire between 2034 and 2042.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  As of December 31, 2022, the carrying amount of the Company’s gross unrecognized tax benefits included in current liabilities for federal and state income taxes was $2,458,000 which, if recognized, would affect the Company’s effective income tax rate.

The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2022 and 2021:

	(In thousands)
	2022	2021
Balance at January 1	$2,375	$2,521
Increases for tax positions taken related to the current year	628	336
Increases for tax positions taken related to prior years	32	30
Lapse of statute of limitations	(577)	(512)
Balance at December 31	$2,458	$2,375

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  During the years ended December 31, 2022, 2021 and 2020, the Company accrued approximately $169,000, $169,000 and $142,000 in interest expense, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  Tax years 2019 through 2021 are currently open for examination.  For all states in which it does business, the Company is subject to state audit statutes.

I.   COMMITMENTS AND CONTINGENCIES:

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for nearly 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company is vigorously fighting the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC 450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of December 31, 2022.

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, there were no customer concentrations over 10% for the year ended December 31, 2022. There was one customer that accounted for 10% of consolidated net sales for the year ended December 31, 2021, while the same customer and another customer accounted for 10% of consolidated net sales each for the year ended December 31, 2020.

The Company sources most of its housewares/small appliances and certain safety products from vendors in the Orient and, as a result, risks deliveries from the Orient being disrupted by labor or supply problems at the vendors, or transportation delays.  Should such problems or delays materialize, products might not be available in sufficient quantities during prime selling periods.  The Company has made and will continue to make every reasonable effort to prevent these problems; however, there is no assurance that its efforts will be totally effective.  As the majority of the Housewares/Small Appliance segment’s and certain Safety segment’s suppliers are located in China, periodic changes in the U.S. dollar and Chinese Renminbi (RMB) exchange rates do have an impact on the segment’s product costs.  To date, any material impact from fluctuations in the exchange rate has been to the cost of products secured via purchase orders issued subsequent to the currency value change.  Foreign transaction gains/losses are immaterial to the financial statements for all years presented.

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2022, 2021, and 2020, substantially all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition or negotiation at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2022, 192 employees of Amron, or 20% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2025.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the city of Eau Claire.  As of December 31, 2022, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2022, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $921,000 and $1,000,000 as of December 31, 2022 and 2021, respectively, and is included in accrued liabilities on its balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2023	$190
2024	129
2025	119
2026	108
2027	97
Thereafter	278
$921

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

The Defense segment was started in 2001 with the acquisition of AMTEC Corporation, which manufactures precision mechanical and electromechanical assemblies for the U.S. Government and prime contractors.  During 2005, and again during 2010, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years.  In 2016, AMTEC was awarded a one-year contract, and in 2017 and 2022, it was awarded third and fourth five-year contracts, respectively as the sole prime contractor.  AMTEC's manufacturing plant is located in Janesville, Wisconsin.  Since the inception of the Defense segment in 2001, the Company has expanded the segment by making several strategic business acquisitions, and has additional facilities located in East Camden, Arkansas; Antigo, Wisconsin; Clear Lake, South Dakota, and Marshall, Texas.  During 2003, the segment was expanded with the acquisition of Spectra Technologies, LLC of East Camden, Arkansas.  This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. Government and prime contractors.  During 2006, the segment was expanded again with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin, which primarily manufactures cartridge cases used in medium caliber (20-50mm) ammunition.  In 2011 the segment was further augmented with the purchase of certain assets of ALS Technologies, Inc. of Bull Shoals, Arkansas, which manufactured less lethal ammunitions.  The Company subsequently relocated this operation to Perry, Florida, and in October of 2018, divested itself of the less lethal business.  During 2014, the Company continued the expansion of the Defense segment with the purchase of substantially all of the assets of Chemring Energetic Devices, Inc. located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC. The Clear Lake facility manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials. During 2022, the Company again expanded the Defense segment by acquiring the equity interests of Woodlawn Manufacturing, Ltd. Woodlawn Manufacturing, Ltd, is a high volume manufacturer of precision metal parts and assemblies primarily for the defense and aerospace industry. See Note P. The Defense segment’s collection of facilities enables the Company to deliver in virtually all aspects of the manufacture of medium caliber training and tactical rounds.  Those aspects include the fuze, the detonator, the metal parts (including the cartridge case), and load, assemble and pack of the final round.

The Safety segment was started in 2019 with the acquisition of OneEvent Technologies, Inc., which focuses on protection for buildings, homes, assets, and occupants.  The company is located in Mount Horeb, Wisconsin and was established in 2014.  OneEvent's cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict, alert, and prevent.  Sensors measure a variety of environmental data including temperature, smoke, carbon monoxide, motion, humidity, water, and more.  On purchase, it was combined with Rusoh, Inc, which designs and markets fire extinguishers. Previous to 2019, Rusoh, Inc. had been included in the Company's Housewares/Small Appliance segment.  On July 29, 2022, certain assets were purchased and certain liabilities were assumed of Knox Safety, Inc., a company formed in 2019 with operations in Illinois and North Carolina.  Knox Safety is a startup company that designs and sells carbon monoxide detectors for residential use. Subsequent to the acquisition, the company legally adopted the corporate name Rely Innovations, Inc. See Note P.

	(in thousands)
	Housewares / Small Appliance	Defense	Safety	Total
Year ended December 31, 2022
External net sales	$118,347	$202,483	793	$321,623
Gross profit (loss)	17,422	42,638	(4,935)	55,125
Operating profit (loss)	5,262	31,644	(14,779)	22,127
Total assets	211,804	194,422	5,621	411,847
Depreciation and amortization	975	1,613	391	2,979
Capital expenditures	527	393	110	1,030

Year ended December 31, 2021
External net sales	$115,924	$239,514	339	$355,777
Gross profit (loss)	9,974	61,205	(6,783)	64,396
Operating profit (loss)	(2,631)	51,216	(18,556)	30,029
Total assets	242,456	168,296	9,646	420,398
Depreciation and amortization	1,215	1,530	233	2,978
Capital expenditures	738	1,966	162	2,866

Year ended December 31, 2020
External net sales	$117,645	$234,645	337	$352,627
Gross profit (loss)	24,206	62,561	(1,845)	84,922
Operating profit (loss)	10,371	52,810	(6,985)	56,196
Total assets	245,662	164,951	22,557	433,170
Depreciation and amortization	983	1,743	279	3,005
Capital expenditures	828	1,678	115	2,621

In the above summary, operating profit represents earnings before other income, income taxes.  The Company's segments operate discretely from each other with no shared owned or leased manufacturing facilities.  Costs associated with corporate activities (such as cash and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliance segment for all periods presented.

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

The Company has determined that the incremental borrowing rates implicit in its leases are not readily determinable and estimates those rates utilizing quotes from financial institutions for real estate and equipment, as applicable, over periods of time similar to the terms of its leases. The Company has entered into various short-term leases as lessee and has elected a non-recognition accounting policy, as permitted by ASC Topic 842.

	12 Months Ending	12 Months Ending	12 Months Ending
Summary of Lease Cost (in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	$1,079	$938	$729
Short-term and variable lease cost	169	252	452
Total lease cost	$1,248	$1,190	$1,181

Rent expense was approximately $1,129,000, $1,076,000, and $1,182,000 for the years ended December 31, 2022, 2021, and 2020, respectively.  Operating cash used for operating leases was $1,248,000, $1,190,000, and $1,181,000 for the years ended December 31, 2022, 2020, and 2019, respectively.  The weighted-average remaining lease term was 20.6 years, and the weighted-average discount rate was 4.6% as of December 31, 2022.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2023	$873
2024	808
2025	796
2026	782
2027	782
Thereafter	13,626
Total lease payments	$17,667
Less: future interest expense	6,936
Lease liabilities	$10,731

Lease income from operating lease payments was $2,195,000, $1,971,000, $1,967,000 for the years ended December 31, 2022, 2021, and 2020, respectively and is included in Other income on the Consolidated Statements of Comprehensive Income.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2023	$2,055
2024	2,055
2025	2,055
2026	2,055
2027	2,055
Thereafter	10,275
Total lease payments	$20,550

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

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2022 and 2021:

	(In thousands, except per share data)
				Per Share (basic and diluted)
Quarter	Net Sales	Gross Profit	Net Earnings	Net Earnings
2022
First	$60,754	$9,711	$2,915	$0.41
Second	77,138	15,038	6,684	0.94
Third	69,683	17,062	8,927	1.26
Fourth	114,048	13,314	2,173	0.31
Total	$321,623	$55,125	$20,699	$2.92

2021
First	$81,027	$18,361	$8,993	$1.28
Second	87,118	17,675	9,292	1.32
Third	87,225	11,230	4,129	0.58
Fourth	100,407	17,130	3,240	0.45
Total	$355,777	$64,396	$25,654	$3.63

Fourth quarter sales are impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment typically orders/purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The Defense and Safety segments are typically non-seasonal.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintained an unsecured line of credit for short term operating cash needs of $5,000,000 as of December 31, 2022 and 2021. There were no amounts outstanding under this line of credit, which expires September 30, 2023.  The interest rate on the line of credit is reset monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one half of one percent.  In addition, the Company had issued commercial letters of credit totaling $0 and $1,247,000 as of  December 31, 2022 and 2021, respectively, primarily related to performance on certain customer contracts.

P.   BUSINESS ACQUISITIONS

On July 29, 2022, the Company’s wholly owned subsidiary, UESCO, Inc., purchased with cash on hand of $3,125,000 certain assets and assumed certain liabilities of Knox Safety, Inc., a company formed in 2019 with operations in Illinois and North Carolina. In addition, upon closing the Company paid a deposit of $500,000 to a vendor that had previously been a supplier of Knox Safety. Knox Safety is a startup company that designs and sells carbon monoxide detectors for residential use, the acquisition of which should complement the product lines currently offered by the Company’s Safety segment. Subsequent to the acquisition of Knox Safety, UESCO legally adopted the corporate name Rely Innovations, Inc.

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

The acquired intangibles primarily included trademarks and safety certifications that will be amortized over a period of two years. Due to its startup nature and history of operating losses, the acquisition of Knox Safety resulted in a bargain purchase gain of $492,000, which was included with Selling and general expenses in the Consolidated Statements of Comprehensive Income. There was no material tax impact from the acquisition on the Company’s Consolidated Financial Statements. The Company’s results of operations for 2022 includes revenue of $265,000 and loss of ($1,546,000) from the acquired facility from the date of acquisition through December 31, 2022.

On October 26, 2022, the Company’s wholly owned subsidiary, National Defense Corporation, and newly formed subsidiary Woodlawn Manufacturing, LLC, acquired with cash on hand of $21,558,000 the equity interests of Woodlawn Manufacturing, Ltd.  Woodlawn Manufacturing, Ltd, is a high volume manufacturer of precision metal parts and assemblies primarily for the defense and aerospace industry.

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities.  The following table shows the amounts recorded as of their acquisition date.  The fair value estimates are pending completion of several elements, including the final review by the Company. Accordingly, until the fair values are final, there could be material adjustments to the Company’s consolidated financial statements, including changes to depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives, among other adjustments.

(in thousands)

Accounts receivable	2,136
Inventories	2,309
Other current assets	130
Property, plant and equipment	6,400
Intangible assets	6,058
Goodwill	7,088
Total assets acquired	24,121
Less: Current liabilities assumed	(1,084)
Less: Deferred tax liability	(1,479)
Net assets acquired	$21,558

The acquired intangible assets primarily include customer contracts and will be amortized over a period of four years.  The amount of goodwill recorded reflects expected earning potential and synergies with other operations in the Defense segment.  The recorded goodwill is not deductible for income tax purposes.  The Company’s results of operations for 2022 includes revenue of $3,219,000 and net earnings of $101,000 from the acquired facility from the date of acquisition through December 31, 2022.

The following pro forma condensed consolidated results of operations has been prepared as if the acquisitions had occurred as of January 1, 2021.

	(unaudited)	(unaudited)
	(in thousands, except per share data)	(in thousands, except per share data)
	Year Ended	Year Ended
	12/31/2022	12/31/2021

Net sales	$340,140	$371,058
Net earnings	19,299	24,088

Net earnings per share (basic and diluted)	$2.92	$3.63
Weighted average shares outstanding (basic and diluted)	7,081	7,060

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

Q.   OTHER

The Company had entered into a licensing agreement with another firm that holds intellectual property in the Rusoh® self-service/self-reloadable fire extinguisher.  Under the agreement, the Company had advanced the entity funds and agreed to pay royalties to the entity on the commercial sales of the developed products.  The fire extinguisher was introduced to the commercial market in 2017 and the retail market in 2021, and experienced several obstacles in both markets.  As the promisor's ability to pay had been hindered by lack of royalties earned and projected to be earned under the agreement, repayment of the notes was doubtful.  Accordingly, the Company fully reserved the notes and accrued interest receivable at December 31, 2021.  Notes receivable plus accrued interest of $7,615,000 related to the license agreement were previously classified as non-current Notes Receivable on the Company’s Consolidated Balance Sheets. The charge related to the impairment was included in the Selling and general expenses on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2021.

R.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material events or transactions.

On February 17, 2023, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $3.00, payable on March 15, 2023, to shareholders of record as of March 1, 2023.

Reports of Independent Registered Public Accounting Firms

To the Shareholders and the Board of Directors of National Presto Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of National Presto Industries, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the periods ended December 31, 2022 and 2021, and the related notes to the consolidated financial statements and schedule II (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the periods ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Defense Segment Contracts

As described in Note A (13) and L to the financial statements, the Company’s external net sales recognized for its Defense segment amounted to $202 million for the year ended December 31, 2022. The Company's contracts in the Defense segment are primarily with the U.S. Department of Defense (DOD) and DOD prime contractors. The Company generally recognized revenue on these contracts at a point in time when the customer obtains legal title and formally documents that it has accepted the products. There are certain termination clauses in Defense segment contracts that could give rise to an over-time pattern of recognition of revenue in the absence of alternative use of the product. Significant judgment is required by management to conclude whether or not (i) the Company has an enforceable right to payment for its performance to date under the contract and (ii) the asset created by the Company’s performance under the contract has an alternative use to the Company.

We identified the determination of whether control in Defense segment sales contracts transfers to the customer at a point in time or over time as a critical audit matter because of the significant assumptions and judgments made by management. Auditing management’s assumptions and judgements regarding when control transfers involved a high degree of auditor judgment and an increased effort, including the use of specialists.

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

Acquisition of Woodlawn Manufacturing, Ltd. – Valuation of Customer Relationships

As described in Note P to the consolidated financial statements, the Company completed the acquisition of the equity interests of Woodlawn Manufacturing, Ltd. for $21.6 million on October 26, 2022. The Company accounted for this transaction under the acquisition method of accounting for business combinations. The Company is in the process of analyzing the estimated values of assets acquired and liabilities assumed, and therefore, the allocation of the purchase price is preliminary as of December 31, 2022. Accordingly, the preliminary purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $6.1 million, which consisted entirely of customer relationships, and resulting goodwill of $7.1 million. To value the identified intangible asset, the Company used the income approach, which is a method of using discounted cash flows to value intangibles assets. The process requires management to make significant assumptions regarding the estimates that would be used by a market participant, which include, forecast of future cash flows and pre-tax income, forecasted revenue growth rates, customer attrition rates, and discount rates.

We identified the Company’s preliminary valuation of the customer relationships due to of the acquisition of Woodlawn Manufacturing, Ltd. as a critical audit matter as there was a high degree of auditor judgment, subjectivity, and audit effort, including the use of our fair value specialist, involved in performing procedures and evaluating audit evidence related to the significant estimates and assumptions utilized by management, including sales, operating margins, attrition rates, growth rates, and discount rates, when calculating the preliminary fair value of the acquired customer relationships.

Our audit procedures related to the Company’s preliminary valuation of acquired customer relationships as part of the Woodlawn Manufacturing, Ltd. acquisition included the following, among others:

●

We obtained an understanding of the relevant controls related to the preliminary valuation of acquired customer relationships and tested such controls for design and operating effectiveness, including management controls related to the development of the significant assumptions including sales, operating margins, attrition rates, growth rates, and discount rates.

●

We evaluated the reasonableness of management’s sales and operating margin forecasts, attrition rates and growth rates by comparing the projections to historical results as well as industry benchmarks, and tested the underlying data for accuracy and completeness.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions by:

-	Testing the source information underlying the determination of the discount rates and verifying the mathematical accuracy of the calculation.

-	Developing an analysis of the preliminary discount rates and compared that analysis to the discount rates selected by management.

Goodwill and Long-Lived Asset Impairment Assessment – OneEvent Technologies, Inc.

As described in Notes A (10) and A (11) to the consolidated financial statements, the Company’s consolidated goodwill and intangible asset balances were $18.6 million and $6.9 million, respectively as of December 31, 2022. Goodwill, at the reporting unit level, is tested by the Company for impairment at least annually. Definite-lived intangible assets, at the unit of account, are tested by the Company for impairment upon identification of a triggering event that indicates potential impairment. It was determined in the current year that there were indicators of impairment related to the OneEvent Technologies, Inc. (OneEvent) reporting unit and asset group. The fair values of the reporting unit for the goodwill impairment assessment and the asset group for the long-lived asset impairment analysis are determined using an income approach, through a discounted cash flow model. The determination of the fair values of the reporting unit and the asset group require management to make significant estimates and assumptions related to the specific circumstances of the reporting unit and asset group such as revenue projections and projected operating cash flow margins.

We identified the OneEvent goodwill and the long-lived asset impairment assessments as a critical audit matter because of the significant assumptions management used in the impairment assessments. Auditing management’s judgments, used in the impairment assessments, regarding revenue projections and projected operating cash flow margins involved a high degree of auditor judgment and increased audit effort.

Our audit procedures related to the Company’s goodwill and long-lived asset impairment assessments for the OneEvent reporting unit and asset group included the following, among others:

●

We obtained an understanding of the relevant controls related to the Company’s goodwill and long-lived asset impairment assessments and tested such controls for design and operating effectiveness, including management controls related to revenue and operating cash flow margin projections.

●	We evaluated the reasonableness of management’s revenue and operating cash flow projections by comparing them to actual results and historical trends.

●	We utilized personnel with specialized knowledge and experience with impairment of goodwill and intangible assets to assist in the evaluation of management’s assessment.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Milwaukee, Wisconsin

March 13, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

National Presto Industries, Inc.

Eau Claire, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity, and cash flows of National Presto Industries, Inc. (the “Company”) for the year ended December 31, 2020, and the related notes and schedule listed in Item 15 (collectively referred to as the “consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company's auditor from 2007 to 2021.

Milwaukee, Wisconsin

March 16, 2021

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  December 31, 2022, 2021 and 2020

(In thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2022	$338	$-	$-	$-	$338
Year ended December 31, 2021	$312	$50	$-	$24	$338
Year ended December 31, 2020	$450	$-	$-	$138	$312

Allowance for doubtful note receivable:
Year ended December 31, 2022	$7,615	$-	$-	$-	$7,615
Year ended December 31, 2021	$-	$7,615	$-	$-	$7,615
Year ended December 31, 2020	$-	$-	$-	$-	$-

Valuation allowance for deferred tax assets:
Year ended December 31, 2022	$1,695	$265	$-	$-	$1,960
Year ended December 31, 2021	$520	$1,175	$-	$-	$1,695
Year ended December 31, 2020	$-	$520	$-	$-	$520

Notes:

(A) Amounts charged to selling and general expenses or provision for income taxes from continuing operations.

(B) Amounts charged to other accounts.

(C) Principally bad debts written off, net of recoveries.