Form 10-Q
period 2023-04-02
NATIONAL PRESTO INDUSTRIES INC
filed 2023-05-12
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 2, 2023

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

There were 7,076,727 shares of the Issuer’s Common Stock outstanding as of May 12, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 2, 2023 and December 31, 2022

(Dollars in thousands)

	April 2, 2023 (Unaudited)		December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$75,625		$70,711
Marketable securities		29,013		24,863
Accounts receivable, net		42,179		71,024
Inventories:
Finished goods	$34,754		$36,249
Work in process	107,957		105,564
Raw materials	12,280	154,991	10,324	152,137
Notes receivable, current		2,251		2,226
Other current assets		7,987		5,671
Total current assets		312,046		326,632
PROPERTY, PLANT AND EQUIPMENT	$105,802		$105,425
Less allowance for depreciation	64,842	40,960	63,634	41,791
GOODWILL		19,433		18,573
INTANGIBLE ASSETS, net		6,548		6,926
RIGHT-OF-USE LEASE ASSETS		10,562		10,731
DEFERRED INCOME TAXES		4,642		5,506
OTHER ASSETS		1,688		1,688
		$395,879		$411,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 2, 2023 and December 31, 2022

(Dollars in thousands)

	April 2, 2023 (Unaudited)		December 31, 2022
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$35,882		$34,604
Federal and state income taxes		4,946		2,552
Lease liabilities		540		577
Accrued liabilities		15,008		15,908
Total current liabilities		56,376		53,641
LEASE LIABILITIES - NON-CURRENT		10,021		10,154
Total liabilities		66,397		63,795
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	15,308		14,799
Retained earnings	318,564		338,071
Accumulated other comprehensive loss	(88)		(103)
	341,225		360,208
Treasury stock, at cost	11,743		12,156
Total stockholders' equity		329,482		348,052
		$395,879		$411,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended April 2, 2023 and April 3, 2022

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2023	2022
Net sales	$80,409	$60,754
Cost of sales	62,389	51,043
Gross profit	18,020	9,711
Selling and general expenses	8,221	6,570
Intangibles amortization	379	54
Operating profit	9,420	3,087
Other income	1,853	669
Earnings before provision for income taxes	11,273	3,756
Provision for income taxes	2,395	841
Net earnings	$8,878	$2,915

Weighted average shares outstanding:
Basic and diluted	7,097	7,073

Net Earnings per share:
Basic and diluted	$1.25	$0.41

Comprehensive income:
Net earnings	$8,878	$2,915
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	15	(62)
Comprehensive income	$8,893	$2,853

Cash dividends declared and paid per common share	$4.00	$4.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended April 2, 2023 and April 3, 2022

(Unaudited)

(Dollars in thousands)

	2023	2022
Cash flows from operating activities:
Net earnings	$8,878	$2,915
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,328	658
Intangibles amortization	379	54
Non-cash retirement plan expense	259	212
Proceeds from insurance claim	-	90
Other	246	128
Changes in operating accounts:
Accounts receivable, net	29,050	17,606
Inventories	(3,081)	(7,689)
Other assets and current assets	(2,317)	(5,019)
Accounts payable and accrued liabilities	378	(4,358)
Federal and state income taxes	2,351	841
Net cash provided by operating activities	37,471	5,438

Cash flows from investing activities:
Marketable securities purchased	(5,385)	(3,640)
Marketable securities - maturities and sales	1,253	2,454
Proceeds from note receivable	6	78
Purchase of property, plant and equipment	(498)	(172)
Proceeds from insurance claim	23	-
Net used in investing activities	(4,601)	(1,280)

Cash flows from financing activities:
Dividends paid	(28,385)	(31,827)
Proceeds from sale of treasury stock	429	436
Other	-	(41)
Net cash used in financing activities	(27,956)	(31,432)

Net decrease in cash and cash equivalents	4,914	(27,274)
Cash and cash equivalents at beginning of period	70,711	109,805
Cash and cash equivalents at end of period	$75,625	$82,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 2, 2023 and April 3, 2022

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2021	7,042	$7,441	13,743	$349,198	$20	$(12,779)	$357,623
Net earnings				2,915			2,915
Unrealized loss on available-for-sale securities, net of tax					(62)		(62)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(31,827)			(31,827)
Other	12		413	-	-	329	742
Balance April 3, 2022	7,054	$7,441	$14,156	$320,286	$(42)	$(12,450)	$329,391

Balance December 31, 2022	7,063	$7,441	$14,799	$338,071	$(103)	$(12,156)	$348,052
Net earnings				8,878			8,878
Unrealized gain on available-for-sale securities, net of tax					15		15
Dividends paid March 15, $1.00 per share regular, $3.00 per share extra				(28,385)			(28,385)
Other	13		509	-		413	922
Balance April 2, 2023	7,076	$7,441	$15,308	$318,564	$(88)	$(11,743)	$329,482

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all of the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of  December 31, 2022 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2022 Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

NOTE B – GENERAL

The after-effects of the government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company continues to monitor the impact on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  The after-effects of the COVID-19 related edicts and guidelines although improving, also continue to affect each segment in a variety of fashions, which include labor and material shortages, contributing to increased labor and material costs as well as difficulty in securing needed products and components and personnel;  increased absenteeism; some limitation in opportunities to meet with customers/suppliers; as well as inefficiencies inherent when dealing with suppliers and customers that continue to work from home.  The extent to which these after-effects from the various responses to the COVID-19 pandemic impact the Company’s business for the remainder of 2023 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of April 2, 2023 and December 31, 2022, $11,460,000 and $4,434,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company did not recognize any revenue during the three-month period ended April 2, 2023 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three month periods ended April 2, 2023 and April 3, 2022, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $544,448,000 and $505,069,000 as of April 2, 2023 and December 31, 2022, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 36-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended April 2, 2023
External net sales	$21,052	$58,858	$499	$80,409
Gross profit (loss)	4,706	14,059	(745)	18,020
Operating profit (loss)	1,345	10,519	(2,444)	9,420
Total assets	182,139	207,151	6,589	395,879
Depreciation and amortization	252	1,342	113	1,707
Capital expenditures	66	166	266	498

Quarter ended April 3, 2022
External net sales	$20,306	$40,355	$93	$60,754
Gross profit (loss)	1,195	8,867	(351)	9,711
Operating profit (loss)	(1,539)	6,038	(1,412)	3,087
Total assets	208,455	170,154	9,905	388,514
Depreciation and amortization	262	389	61	712
Capital expenditures	77	92	3	172

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

At April 2, 2023 and December 31, 2022, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 2, 2023
Fixed Rate Municipal Bonds	$10,471	$10,453	$-	$18
Certificates of Deposit	14,250	14,156	8	101
Variable Rate Demand Notes	4,404	4,404	-	-
Total Marketable Securities	$29,125	$29,013	$8	$119

December 31, 2022
Fixed Rate Municipal Bonds	$11,460	$11,405	$-	$58
Certificates of Deposit	9,895	9,820	22	94
Variable Rate Demand Notes	3,638	3,638	-	-
Total Marketable Securities	$24,993	$24,863	$22	$152

Proceeds from maturities and sales of available-for-sale securities totaled $1,253,000 and $2,454,000 for the three month periods ended April 2, 2023 and April 3, 2022, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $88,000 and $78,000 before taxes for the three month periods ended April 2, 2023 and April 3, 2022, respectively.  No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at April 2, 2023 are as follows: $19,269,000 within one year; $6,959,000 beyond one year to five years; and $2,897,000 beyond five years to ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of April 2, 2023 and December 31, 2022, $6,331,000 and $7,065,000 of such prepayments, respectively, remained unused and outstanding.  At  April 2, 2023 and December 31, 2022, $4,643,000 and $5,377,000 of those payments, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

	3 Months Ending	3 Months Ending
Summary of Lease Cost (in thousands)	April 2, 2023	April 3, 2022
Operating lease cost	$295	$250
Short-term and variable lease cost	55	35
Total lease cost	$350	$285

Operating cash used for operating leases was $349,000 and $285,000 for the three months ended April 2, 2023, respectively.  The weighted-average remaining lease term was 20.5 years, and the weighted-average discount rate was 4.6% as of April 2, 2023.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2023 (remaining nine months)	$629
2024	808
2025	796
2026	782
2027	782
Thereafter	13,576
Total lease payments	$17,373
Less: future interest expense	6,812
Lease liabilities	$10,561

Lease income from operating lease payments was $551,000 and $519,000 for the quarters ended April 2, 2023 and April 3, 2022, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2023 (remaining nine months)	$1,654
2024	2,186
2025	2,186
2026	2,186
2027	2,186
Thereafter	15,302
Total lease payments	$25,700

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

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for approximately 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company is vigorously fighting the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC 450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of April 2, 2023.

NOTE K – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  There were no new accounting standards issued or adopted in the quarter ended April 2, 2023 that would have a material impact on the Company's consolidated financial statements.

NOTE L – BUSINESS ACQUISITIONS

On July 29, 2022, the Company’s wholly owned subsidiary, UESCO, Inc., purchased with cash on hand of $3,125,000 certain assets and assumed certain liabilities of Knox Safety, Inc., a company formed in 2019 with operations in Illinois and North Carolina. In addition, upon closing the Company paid a deposit of $500,000 and, subsequently in the first fiscal quarter of 2023, an additional deposit of $1,000,000 to a vendor that had previously been a supplier of Knox Safety. Knox Safety is a startup company that designs and sells carbon monoxide detectors for residential use, the acquisition of which should complement the product lines currently offered by the Company’s Safety segment. Subsequent to the acquisition of Knox Safety, UESCO legally adopted the corporate name Rely Innovations, Inc.

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

The acquired intangibles primarily included trademarks and safety certifications that will be amortized over a period of two years. Due to its startup nature and history of operating losses, the acquisition of Knox Safety resulted in a bargain purchase gain of $492,000, which was included with Selling and general expenses in the Consolidated Statements of Comprehensive Income for the quarter ended October 2, 2022. There was no material tax impact from the acquisition on the Company’s Consolidated Financial Statements.

On October 26, 2022, the Company’s wholly owned subsidiary, National Defense Corporation, and newly formed subsidiary Woodlawn Manufacturing, LLC, acquired with cash on hand of $21,558,000 the equity interests of Woodlawn Manufacturing, Ltd. Woodlawn Manufacturing, Ltd, is a high volume manufacturer of precision metal parts and assemblies primarily for the defense and aerospace industry.

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities. The following table shows the amounts recorded as of their acquisition date. The fair value estimates are pending completion of several elements, including the final review by the Company. Accordingly, until the fair values are final, there could be material adjustments to the Company’s consolidated financial statements, including changes to depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives, among other adjustments. During the quarter ended April 2, 2023, $860,000 of additional deferred tax liabilities were identified that would have existed as of the date of acquisition.  Accordingly, both Goodwill and Deferred tax liability balances were increased during the quarter.  The table below reflects those adjustments.

(in thousands)

Accounts receivable	2,136
Inventories	2,309
Other current assets	130
Property, plant and equipment	6,400
Intangible assets	6,058
Goodwill	7,948
Total assets acquired	24,981
Less: Current liabilities assumed	(1,084)
Less: Deferred tax liability	(2,339)
Net assets acquired	$21,558

The acquired intangible assets primarily include customer contracts and will be amortized over a period of four years. The amount of goodwill recorded reflects expected earning potential and synergies with other operations in the Defense segment. The recorded goodwill is not deductible for income tax purposes.

The following pro forma condensed consolidated results of operations has been prepared as if the acquisitions had occurred as of January 1, 2022.

(unaudited)
(in thousands, except per share data)
Quarter Ended
4/3/2022

Net sales	$65,069
Net earnings	2,113

Net earnings per share (basic and diluted)	$0.41
Weighted average shares outstanding (basic and diluted)	7,073

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

NOTE M - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2022 Annual Report to Stockholders, in the Proxy Statement for the annual meeting to be held May 16, 2023, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

COVID-19 Disclosure

All of the Company’s businesses were deemed essential and as a result, all operated during the COVID-19 shutdowns.  Distribution systems of customers that survived the shutdowns are largely intact as most key retail customers' outlets have been open since third quarter 2020. Most customer offices are now open, and trade shows, albeit with reduced attendance, have resumed.  As a result of government COVID-19 policies, labor and material costs have materially increased.  Although the situation has improved, labor shortages continue and in turn material shortages.  Due to the Company's historical conservative practices, it has no debt and has adequate balances to fund its operations.

For historical information about the impact of the government responses to COVID-19, please see “Item 1A. Risk Factors” titled “The COVID-19 or Other Pandemics, Epidemics or Similar Public Health Crises Risks” included in the Company's Annual Report on Form 10-K for year ended December 31, 2022.

Comparison of First Quarter 2023 and 2022

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended April 2, 2023 and April 3, 2022.

On a consolidated basis, net sales increased by $19,655,000 (32%), gross profit increased by $8,309,000 (86%), selling and general expenses increased by $1,651,000 (25%), and amortization increased 325,000 (602%).  Other income increased by $1,184,000 (177%), earnings before provision for income taxes increased by $7,517,000 (200%), and net earnings increased by $5,963,000 (205%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $746,000 from $20,306,000 to $21,052,000, or 4%, primarily attributable to an increase in unit prices, approximately 20% of which was offset by a decrease in unit shipments and changes in mix.  Defense net sales increased by $18,503,000 from $40,355,000 to $58,858,000, or 46%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit increased $3,511,000 from $1,195,000 to $4,706,000, primarily reflecting the changes in pricing and mix mentioned above, augmented by decreased ocean cargo and inland freight costs, partially offset by the decrease in unit shipments. Defense gross profit increased $5,192,000 from $8,867,000 to $14,059,000, primarily reflecting the increase in sales mentioned above, and a more favorable mix of products.  Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $627,000, reflecting higher accruals for self insurance of $405,000, increased salaries and compensation of $150,000, increased travel costs of $50,000, and increased legal and professional costs of $31,000.  Selling and general expenses for the Defense segment increased $405,000, comprised primarily of increased salaries and compensation costs of $181,000 and one-time insurance related costs of $250,000.  Selling and general expenses for the Safety segment increased $619,000, comprised primarily of increased salaries and compensation costs of $359,000, increased health care costs of $79,000, increased legal and professional fees of $68,000, and higher rent expense of $27,000.

The above items were responsible for the change in operating profit.

Earnings before provision for income taxes increased $7,517,000 from $3,756,000 to $11,273,000.  The provision for income taxes increased from $841,000 to $2,395,000, which resulted in an effective income tax rate of 21% and 22%, for the quarters ended April 2, 2023 and April 3, 2022, respectively.  Net earnings increased $5,963,000 from $2,915,000 to $8,878,000, or 205%.

Liquidity and Capital Resources

Net cash provided by operating activities was $37,471,000 and $5,438,000, for the first three months of 2023 and 2022, respectively.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2023 were net earnings of $8,878,000, which included non-cash depreciation and amortization expenses of $1,707,000.  Contributing to the cash provided were a large decrease in accounts receivable levels stemming from cash collections on customer sales and increases in payable and accrual levels, partially offset by increases in inventory levels and increases in deposits made to vendors included in other assets and current assets. Of particular note during the first three months of 2022 were net earnings of $2,915,000, which included non-cash depreciation and amortization expenses of $712,000.  Also contributing to the cash provided was a decrease in accounts receivable levels stemming from cash collections on customer sales, partially offset by increased inventory levels, a net increase in payable and accrual levels and a net increase in deposits made to vendors included in other assets and current assets.

Net cash used in investing activities was $4,601,000 and $1,280,000, for the first three months of 2023 and 2022, respectively.  Significant factors contributing to the change were net purchases of marketable securities in 2023 of $4,132,000, in contrast with net marketable securities purchased in 2022 of $1,186,000.

Net cash used in financing activities was $27,956,000 and $31,432,000, for the first three months of 2023 and 2022, respectively, and primarily relates to the annual dividend payments.  The extra dividend decreased from $3.50 per share in 2022 to $3.00 per share in 2023.  Cash flows for both three-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $17,321,000 during the first three months of 2023 to $255,670,000 at April 2, 2023 for the reasons stated above.  The Company's current ratio was 5.5 to 1.0 and 6.1 to 1.0 at  April 2, 2023 and December 31, 2022, respectively.

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

The Company's critical accounting policies are those that materially affect its Consolidated Financial Statements and involve difficult, subjective, or complex judgments by management. The Company reviewed the development and selection of the critical accounting policies and believes the following are the most critical accounting policies that could have an effect on the Company's reported results as they involve the use of significant estimates and assumptions as described above.  These critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors.  See Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2022 filed on March 13, 2023 for more detailed information regarding the Company's critical accounting policies.

Inventories

New Housewares/Small Appliance and safety product introductions are an important part of the Company’s sales. In the case of the Housewares/Small Appliance segment, the introductions are important to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  During 2022, the Housewares/Small Appliance segment recorded an impairment related to such losses of $3,613,000.  In addition, due to fire safety regulations, commercial extinguishers have a limited shelf life, which is based on the date of production. The Safety segment recorded impairments of $1,807,000 and $3,090,000 in 2022 and 2021, respectively, in recognition of that fact. There were no other obsolescence issues that had a material effect during the three months ended April 2, 2023.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds and certificates of deposits with a weighted average life of 0.7 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 2, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended April 2, 2023 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: May 12, 2023