Form 10-Q
period 2023-07-02
NATIONAL PRESTO INDUSTRIES INC
filed 2023-08-11
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 2, 2023

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

There were 7,079,391 shares of the Issuer’s Common Stock outstanding as of August 11, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 2, 2023 and December 31, 2022

(Dollars in thousands)

	July 2, 2023 (Unaudited)		December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$73,362		$70,711
Marketable securities		26,345		24,863
Accounts receivable, net		43,784		71,024
Inventories:
Finished goods	$42,483		$36,249
Work in process	110,946		105,564
Raw materials	13,556	166,985	10,324	152,137
Notes receivable, current		2,276		2,226
Other current assets		6,278		5,671
Total current assets		319,030		326,632
PROPERTY, PLANT AND EQUIPMENT	$106,215		$105,425
Less allowance for depreciation	65,613	40,602	63,634	41,791
GOODWILL		19,433		18,573
INTANGIBLE ASSETS, net		6,097		6,926
RIGHT-OF-USE LEASE ASSETS		10,717		10,731
DEFERRED INCOME TAXES		4,643		5,506
OTHER ASSETS		1,283		1,688
		$401,805		$411,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 2, 2023 and December 31, 2022

(Dollars in thousands)

	July 2, 2023 (Unaudited)		December 31, 2022
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$38,239		$34,604
Federal and state income taxes		1,493		2,552
Lease liabilities		679		577
Accrued liabilities		16,060		15,908
Total current liabilities		56,471		53,641
LEASE LIABILITIES - NON-CURRENT		10,038		10,154
Total liabilities		66,509		63,795
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	15,540		14,799
Retained earnings	324,068		338,071
Accumulated other comprehensive loss	(95)		(103)
	346,954		360,208
Treasury stock, at cost	11,658		12,156
Total stockholders' equity		335,296		348,052
		$401,805		$411,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended July 2, 2023 and July 3, 2022

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Net sales	$78,946	$77,138	$159,355	$137,892
Cost of sales	65,566	62,100	127,955	113,143
Gross profit	13,380	15,038	31,400	24,749
Selling and general expenses	7,679	7,125	15,900	13,695
Intangibles amortization	451	54	830	108
Operating profit	5,250	7,859	14,670	10,946
Other income	1,874	775	3,727	1,444
Earnings before provision for income taxes	7,124	8,634	18,397	12,390
Provision for income taxes	1,621	1,950	4,016	2,791
Net earnings	$5,503	$6,684	$14,381	$9,599

Weighted average shares outstanding:
Basic and diluted	7,106	7,081	7,101	7,077

Net Earnings per share:
Basic and diluted	$0.77	$0.94	$2.03	$1.36

Comprehensive income:
Net earnings	$5,503	$6,684	$14,381	$9,599
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(7)	(25)	8	(87)
Comprehensive income	$5,496	$6,659	$14,389	$9,512

Cash dividends declared and paid per common share	$0.00	$0.00	$4.00	$4.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended July 2, 2023 and July 3, 2022

(Unaudited)

(Dollars in thousands)

	2023	2022
Cash flows from operating activities:
Net earnings	$14,381	$9,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,121	1,311
Intangibles amortization	830	108
Non-cash retirement plan expense	451	420
Proceeds from insurance claim	527	89
Other	383	328
Changes in operating accounts:
Accounts receivable, net	27,675	4,666
Inventories	(15,810)	(12,437)
Other assets and current assets	(201)	(1,168)
Accounts payable and accrued liabilities	3,787	(4,852)
Federal and state income taxes	(1,143)	(172)
Net cash provided by (used in) operating activities	33,001	(2,108)

Cash flows from investing activities:
Marketable securities purchased	(39,725)	(11,587)
Marketable securities - maturities and sales	38,253	2,637
Proceeds from note receivable	6	76
Purchase of property, plant and equipment	(928)	(302)
Net used in investing activities	(2,394)	(9,176)

Cash flows from financing activities:
Dividends paid	(28,385)	(31,827)
Proceeds from sale of treasury stock	429	436
Other	-	(41)
Net cash used in financing activities	(27,956)	(31,432)

Net increase (decrease) in cash and cash equivalents	2,651	(42,716)
Cash and cash equivalents at beginning of period	70,711	109,805
Cash and cash equivalents at end of period	$73,362	$67,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended July 2, 2023 and July 3, 2022

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance April 3, 2022	7,054	$7,441	14,156	$320,286	$(42)	$(12,450)	$329,391
Net earnings				6,684			6,684
Unrealized loss on available-for-sale securities, net of tax					(25)		(25)
Other	3		218	-	-	104	322
Balance July 3, 2022	7,057	$7,441	$14,374	$326,970	$(67)	$(12,346)	$336,372

Balance April 2, 2023	7,076	$7,441	$15,308	$318,565	$(88)	$(11,743)	$329,483
Net earnings				5,503			5,503
Unrealized loss on available-for-sale securities, net of tax					(7)		(7)
Other	3		232	-		85	317
Balance July 2, 2023	7,079	$7,441	$15,540	$324,068	$(95)	$(11,658)	$335,296

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2021	7,042	$7,441	$13,743	$349,198	$20	$(12,779)	$357,623
Net earnings				9,599			9,599
Unrealized loss on available-for-sale securities, net of tax					(87)		(87)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(31,827)			(31,827)
Other	15		631	-	-	433	1,064
Balance July 3, 2022	7,057	$7,441	$14,374	$326,970	$(67)	$(12,346)	$336,372

Balance December 31, 2022	7,063	$7,441	$14,798	$338,072	$(103)	$(12,156)	$348,052
Net earnings				14,381			14,381
Unrealized gain on available-for-sale securities, net of tax					8		8
Dividends paid March 15, $1.00 per share regular, $3.00 per share extra				(28,385)			(28,385)
Other	16		742	-		498	1,240
Balance July 2, 2023	7,079	$7,441	$15,540	$324,068	$(95)	$(11,658)	$335,296

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

NOTE B – GENERAL

The after-effects of the government responses to the COVID-19 virus have impacted worldwide economic activity.  The Company continues to monitor the impact on all aspects of its business, including effects on employees, customers, suppliers, and the global economy and will adjust procedures accordingly.  The after-effects of the COVID-19 related edicts and guidelines, although improving, also continue to affect each segment in a variety of fashions, which include labor and material shortages, contributing to increased labor and material costs as well as difficulty in securing needed products and components and personnel;  increased absenteeism; some limitation in opportunities to meet with customers/suppliers; as well as inefficiencies inherent when dealing with suppliers and customers that continue to work from home.  The extent to which these after-effects from the various responses to the COVID-19 pandemic impact the Company’s business for the remainder of 2023 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of July 2, 2023 and December 31, 2022, $14,606,000 and $4,434,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $142,000 during the six-month period ended July 2, 2023 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three and six month periods ended July 2, 2023 and July 3, 2022, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $533,499,000 and $505,069,000 as of July 2, 2023 and December 31, 2022, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 36-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended July 2, 2023
External net sales	$18,936	$59,705	$305	$78,946
Gross profit (loss)	4,188	10,193	(1,001)	13,380
Operating profit (loss)	852	7,116	(2,718)	5,250
Total assets	180,075	214,822	6,908	401,805
Depreciation and amortization	255	876	153	1,284
Capital expenditures	162	354	16	532

Quarter ended July 3, 2022
External net sales	$24,841	$52,126	$171	$77,138
Gross profit (loss)	4,038	11,228	(228)	15,038
Operating profit (loss)	607	8,594	(1,342)	7,859
Total assets	202,841	181,390	9,751	393,982
Depreciation and amortization	259	378	69	706
Capital expenditures	18	106	6	130

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Six Months Ended July 2, 2023
External net sales	$39,988	$118,563	$804	$159,355
Gross profit (loss)	8,894	24,252	(1,746)	31,400
Operating profit (loss)	2,197	17,635	(5,162)	14,670
Total assets	180,075	214,822	6,908	401,805
Depreciation and amortization	507	2,218	226	2,951
Capital expenditures	228	520	180	928

Six Months Ended July 3, 2022
External net sales	$45,147	$92,481	264	$137,892
Gross profit (loss)	5,233	20,095	(579)	24,749
Operating profit (loss)	(932)	14,632	(2,754)	10,946
Total assets	202,841	181,390	9,751	393,982
Depreciation and amortization	521	767	130	1,418
Capital expenditures	95	198	9	302

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

At July 2, 2023 and December 31, 2022, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 2, 2023
Fixed Rate Municipal Bonds	$3,453	$3,442	$-	$11
Certificates of Deposit	18,723	18,614	.	109
Variable Rate Demand Notes	4,289	4,289	-	-
Total Marketable Securities	$26,465	$26,345	$-	$120

December 31, 2022
Fixed Rate Municipal Bonds	$11,460	$11,405	$-	$58
Certificates of Deposit	9,895	9,820	22	94
Variable Rate Demand Notes	3,638	3,638	-	-
Total Marketable Securities	$24,993	$24,863	$22	$152

Proceeds from maturities and sales of available-for-sale securities totaled $37,000,000 and $583,000 for the three month periods ended July 2, 2023 and July 3, 2022, respectively, and totaled $38,253,000 and $2,637,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $9,000 and $33,000 before taxes for the three month periods ended July 2, 2023 and July 3, 2022, respectively, and were a net unrealized gain of $10,000 and net unrealized loss of $111,000 before taxes for the six month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 2, 2023 are as follows: $12,304,000 within one year; $11,378,000 beyond one year to five years; and $2,783,000 beyond five years to ten years. All of the instruments in the beyond five year ranges are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of July 2, 2023 and December 31, 2022, $5,063,000 and $7,065,000 of such prepayments, respectively, remained unused and outstanding.  At  July 2, 2023 and December 31, 2022, $3,780,000 and $5,377,000 of those payments, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

	3 Months Ending	3 Months Ending	6 Months Ending	6 Months Ending
Summary of Lease Cost (in thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Operating lease cost	$296	$250	$591	$500
Short-term and variable lease cost	(88)	44	(33)	79
Total lease cost	$208	$294	$558	$579

Operating cash used for operating leases was $208,000 and $558,000 for the three and six months ended July 2, 2023, respectively, and $294,000 and $579,000 for the three and six months ended July 3, 2022, respectively.  The weighted-average remaining lease term was 19.9 years, and the weighted-average discount rate was 4.7% as of July 2, 2023.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2023 (remaining six months)	$498
2024	981
2025	855
2026	782
2027	782
Thereafter	13,525
Total lease payments	$17,423
Less: future interest expense	6,706
Lease liabilities	$10,717

Lease income from operating lease payments was $551,000 and $519,000 for the quarters ended July 2, 2023 and July 3, 2022, respectively, and $1,102,000 and $1,038,000 for the six months then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2023 (remaining six months)	$1,103
2024	2,186
2025	2,186
2026	2,186
2027	2,186
Thereafter	15,302
Total lease payments	$25,149

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

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for approximately 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company is vigorously fighting the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC 450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of July 2, 2023.

NOTE K – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2023.  There were no new accounting standards issued or adopted in the quarter ended July 2, 2023 that would have a material impact on the Company's consolidated financial statements.

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

The following pro forma condensed consolidated results of operations has been prepared as if the acquisitions had occurred as of January 1, 2022.

	(unaudited)	(unaudited)
	(in thousands, except per share data)	(in thousands, except per share data)
	Quarter Ended	Six Months Ended
	July 3, 2022	July 3, 2022

Net sales	$83,034	$148,103
Net earnings	6,382	8,181

Net earnings per share (basic and diluted)	$0.94	$1.36
Weighted average shares outstanding (basic and diluted)	7,081	7,077

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2022 Annual Report to Stockholders, in the Proxy Statement for the annual meeting held on May 16, 2023, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

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

Comparison of Second Quarter 2023 and 2022

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended July 2, 2023 and July 3, 2022.

On a consolidated basis, net sales increased by $1,808,000 (2%), gross profit decreased by $1,658,000 (11%), selling and general expenses increased by $554,000 (8%), and amortization increased 397,000 (735%).  Other income increased by $1,099,000 (142%), earnings before provision for income taxes decreased by $1,510,000 (18%), and net earnings decreased by $1,181,000 (18%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $5,905,000 from $24,841,000 to $18,936,000, or 24%, approximately 77% of which was attributable to a decrease in units shipped, with the remainder of the decrease attributable to a decrease in pricing and changes in mix.  Defense net sales increased by $7,579,000 from $52,126,000 to $59,705,000 or 15%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit increased $150,000 from $4,038,000 to $4,188,000, primarily reflecting year-to year timing differences in accruals for customer allowances and warranty that offset the unfavorable impact of the decreased net sales volume referenced above. Defense gross profit decreased $1,035,000 from $11,228,000 to $10,193,000, primarily reflecting a less favorable mix of products, which offset the increase in sales mentioned above. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance were flat. Selling and general expenses for the Defense segment were relatively flat, primarily reflecting increased salaries and compensation costs of $271,000 and an offsetting adjustment of $313,000 related to the purchase of Woodlawn Manufacturing, LTD, which was acquired on October 26, 2022.  See Note L to the Condensed Consolidated Financial Statements.  Selling and general expenses for the Safety segment increased $584,000, primarily reflecting increased costs attributable to Rely Innovations, Inc., which was acquired on July 29, 2022. See Note L to the Condensed Consolidated Financial Statements.

Intangibles amortization increased as a result of the acquisition of contracts/customer relationship and intellectual property intangibles in the acquisitions of Rely Innovations, Inc. and Woodlawn Manufacturing, Ltd. See Note L to the Consolidated Financial Statements.

The above items were responsible for the change in operating profit.

The $1,099,000 increase in other income was primarily attributable to an increase in interest income on marketable securities largely stemming from higher yields on a lower average daily investment.

Earnings before provision for income taxes decreased $1,510,000 from $8,634,000 to $7,124,000.  The provision for income taxes decreased from $1,950,000 to $1,621,000, which resulted in an effective income tax rate of 23%, for both the quarters ended July 2, 2023 and July 3, 2022.  Net earnings decreased $1,181,000 from $6,684,000 to $5,503,000, or 18%.

Comparison of First Six Months 2023 and 2022

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended July 2, 2023 and July 3, 2022.

On a consolidated basis, net sales increased by $21,463,000 (16%), gross profit increased by $6,651,000 (27%), selling and general expenses increased by $2,205,000 (16%), and amortization increased 722,000 (669%).  Other income increased by $2,283,000 (158%), earnings before provision for income taxes increased by $6,007,000 (49%), and net earnings increased by $4,782,000 (50%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $5,159,000 from $45,147,000 to $39,988,000, or 11%, approximately 89% of which was attributable to a decrease in units shipped, with the remainder of the decrease attributable to a decrease in pricing and changes in mix.  Defense net sales increased by $26,082,000 from $92,481,000 to $118,563,000, or 28%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit increased $3,661,000 from $5,233,000 to $8,894,000, primarily reflecting year-to year timing differences in accruals for customer allowances and warranty, and decreased logistical costs that offset the unfavorable impact of the decreased net sales volume referenced above.  Defense gross profit increased $4,157,000 from $20,095,000 to $24,252,000, primarily reflecting the increase in sales mentioned above, partially offset by a less favorable mix of products.  Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $532,000, primarily reflecting higher accruals for self insurance of $515,000 and increased salaries and compensation of $249,000, offset by lower accruals for legal and professional costs of $331,000.  Selling and general expenses for the Defense segment increased $470,000, primarily reflecting increased salaries and compensation costs of $469,000 and one-time insurance related costs of $250,000, partially offset by an adjustment of $313,000 related to the purchase of  Woodlawn Manufacturing, LTD, which was acquired on October 26, 2022.  See Note L to the Condensed Consolidated Financial Statements.  Selling and general expenses for the Safety segment increased $1,203,000, primarily reflecting increased costs attributable to Rely Innovations, Inc., which was acquired on July 29, 2022. See Note L to the Condensed Consolidated Financial Statements.

Intangibles amortization increased as a result of the acquisition of contracts/customer relationship and intellectual property intangibles in the acquisitions of Rely Innovations, Inc. and Woodlawn Manufacturing, Ltd. See Note L to the Consolidated Financial Statements.

The above items were responsible for the change in operating profit.

The $2,283,000 increase in other income was primarily attributable to an increase in interest income on marketable securities largely stemming from higher yields on a lower average daily investment.

Earnings before provision for income taxes increased $6,007,000 from $12,390,000 to $18,397,000.  The provision for income taxes increased $1,225,000 from $2,791,000 to $4,016,000, which resulted in an effective income tax rate of 22% and 23%, for the six months ended July 2, 2023 and July 3, 2022, respectively.  Net earnings increased $4,782,000 from $9,599,000 to $14,381,000, or 50%.

Liquidity and Capital Resources

Net cash provided by operating activities was $33,001,000 during the first six months of 2023 compared to $2,108,000 used in operating activities for the first six months of 2022.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2023 were net earnings of $14,381,000, which included non-cash depreciation and amortization expenses of $2,951,000.  Contributing to the cash provided were a decrease in accounts receivable levels stemming from cash collections on customer sales and increases in payable and accrual levels, partially offset by increases in inventory levels. Of particular note during the first six months of 2022 were net earnings of $9,599,000, which included non-cash depreciation and amortization expenses of $1,419,000. Contributing to the cash used was a decrease in accounts receivable levels stemming from cash collections on customer sales, offset by increased inventory levels, a net decrease in payable and accrual levels and a net increase in deposits made to vendors included in other assets and current assets.

Net cash used in investing activities was $2,394,000 and $9,176,000, for the first six months of 2023 and 2022, respectively.  Significant factors contributing to the change were net marketable securities purchased of $1,472,000 in 2023, in contrast with net marketable securities purchased of $8,950,000 in 2022.

Net cash used in financing activities was $27,956,000 and $31,432,000, for the first six months of 2023 and 2022, respectively, and primarily relates to the annual dividend payments.  The extra dividend decreased from $3.50 per share in 2022 to $3.00 per share in 2023.  Cash flows for both six-month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $10,432,000 during the first six months of 2023 to $262,559,000 at July 2, 2023 for the reasons stated above.  The Company's current ratio was 5.6 to 1.0 and 6.1 to 1.0 at July 2, 2023 and December 31, 2022, respectively.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in its business segments per existing authorized projects and for additional projects, if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means.  The bulk of its marketable securities are invested in the variable rate demand notes described in Item 3 of Part I of this quarterly report on Form 10-Q, fixed rate municipal notes and bonds, and certificates of deposits. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings.

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

Inventories

New Housewares/Small Appliance and safety product introductions are an important part of the Company’s sales. In the case of the Housewares/Small Appliance segment, the introductions are important to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  During 2022, the Housewares/Small Appliance segment recorded an impairment related to such losses of $3,613,000.  In addition, due to fire safety regulations, commercial extinguishers have a limited shelf life, which is based on the date of production. The Safety segment recorded impairments of $1,807,000 and $3,090,000 in 2022 and 2021, respectively, in recognition of that fact. There were no other obsolescence issues that had a material effect during the six months ended July 2, 2023.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed and variable rate municipal bonds and certificates of deposits with a weighted average life of 1.0 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of July 2, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended July 2, 2023 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Frequency of Advisory Vote on Executive Compensation

As previously reported in the Company’s Current Report on Form 8-K dated May 16, 2023 and filed on May 19, 2023, approximately 55.6% of votes at the 2023 Annual Meeting of Stockholders were cast in favor of conducting say-on-pay votes on an annual basis. In light of this result, the Board has determined that the Company will conduct say-on-pay votes on an annual basis until the next required stockholder advisory vote regarding the frequency of such votes. The next advisory vote regarding say-on-pay frequency is currently expected to be held at the Company’s 2029 Annual Meeting of Stockholders.

Insider Trading Arrangement

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended July 2, 2023.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: August 11, 2023