Form 10-Q
period 2023-10-01
NATIONAL PRESTO INDUSTRIES INC
filed 2023-11-13
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 1, 2023

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

There were 7,082,407 shares of the Issuer’s Common Stock outstanding as of November 13, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 1, 2023 and December 31, 2022

(Dollars in thousands)

	October 1, 2023 (Unaudited)		December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$70,411		$70,711
Marketable securities		24,966		24,863
Accounts receivable, net		49,142		71,024
Inventories:
Finished goods	$46,742		$36,249
Work in process	122,580		105,564
Raw materials	13,609	182,931	10,324	152,137
Notes receivable, current		1,608		2,226
Other current assets		4,742		5,671
Total current assets		333,800		326,632
PROPERTY, PLANT AND EQUIPMENT	$106,966		$105,425
Less allowance for depreciation	66,368	40,598	63,634	41,791
GOODWILL		19,433		18,573
INTANGIBLE ASSETS, net		5,670		6,926
RIGHT-OF-USE LEASE ASSETS		10,547		10,731
DEFERRED INCOME TAXES		4,638		5,506
OTHER ASSETS		1,283		1,688
		$415,969		$411,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 1, 2023 and December 31, 2022

(Dollars in thousands)

	October 1, 2023 (Unaudited)		December 31, 2022
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$44,361		$34,604
Federal and state income taxes		2,105		2,552
Lease liabilities		676		577
Accrued liabilities		16,274		15,908
Total current liabilities		63,416		53,641
LEASE LIABILITIES - NON-CURRENT		9,871		10,154
Total liabilities		73,287		63,795
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	15,788		14,799
Retained earnings	331,087		338,071
Accumulated other comprehensive loss	(75)		(103)
	354,241		360,208
Treasury stock, at cost	11,559		12,156
Total stockholders' equity		342,682		348,052
		$415,969		$411,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended October 1, 2023 and October 2, 2022

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Net sales	$83,141	$69,683	$242,496	$207,575
Cost of sales	67,742	52,621	195,697	165,764
Gross profit	15,399	17,062	46,799	41,811
Selling and general expenses	7,904	6,486	23,804	20,181
Intangibles amortization	427	78	1,257	186
Operating profit	7,068	10,498	21,738	21,444
Other income	1,775	1,085	5,502	2,529
Earnings before provision for income taxes	8,843	11,583	27,240	23,973
Provision for income taxes	1,824	2,656	5,840	5,447
Net earnings	$7,019	$8,927	$21,400	$18,526

Weighted average shares outstanding:
Basic and diluted	7,108	7,083	7,104	7,079

Net Earnings per share:
Basic and diluted	$0.99	$1.26	$3.01	$2.62

Comprehensive income:
Net earnings	$7,019	$8,927	$21,400	$18,526
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	20	(89)	28	(176)
Comprehensive income	$7,039	$8,838	$21,428	$18,350

Cash dividends declared and paid per common share	$0.00	$0.00	$4.00	$4.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended October 1, 2023 and October 2, 2022

(Unaudited)

(Dollars in thousands)

	2023	2022
Cash flows from operating activities:
Net earnings	$21,400	$18,526
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,887	1,974
Intangibles amortization	1,257	186
Non-cash retirement plan expense	672	620
Proceeds from insurance claim	527	89
Gain on bargain purchase	-	(492)
Other	628	492
Changes in operating accounts:
Accounts receivable, net	22,317	9,522
Inventories	(31,756)	(32,030)
Other assets and current assets	1,335	243
Accounts payable and accrued liabilities	10,123	(2,277)
Federal and state income taxes	(600)	(133)
Net cash provided by (used in) operating activities	28,790	(3,280)

Cash flows from investing activities:
Marketable securities purchased	(42,195)	(12,575)
Marketable securities - maturities and sales	42,127	2,832
Proceeds from note receivable	627	76
Acquisition of business, net cash required	-	(3,125)
Purchase of property, plant and equipment	(1,693)	(522)
Net used in investing activities	(1,134)	(13,314)

Cash flows from financing activities:
Dividends paid	(28,385)	(31,827)
Proceeds from sale of treasury stock	429	436
Other	-	(36)
Net cash used in financing activities	(27,956)	(31,427)

Net decrease in cash and cash equivalents	(300)	(48,021)
Cash and cash equivalents at beginning of period	70,711	109,805
Cash and cash equivalents at end of period	$70,411	$61,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended October 1, 2023 and October 2, 2022

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance July 3, 2022	7,057	$7,441	14,374	$326,970	$(67)	$(12,346)	$336,372
Net earnings				8,927			8,927
Unrealized loss on available-for-sale securities, net of tax					(89)		(89)
Other	3		211	-	-	104	315
Balance October 2, 2022	7,060	$7,441	$14,585	$335,897	$(156)	$(12,242)	$345,525

Balance July 2, 2023	7,079	$7,441	$15,540	$324,068	$(95)	$(11,658)	$335,296
Net earnings				7,019			7,019
Unrealized gain on available-for-sale securities, net of tax					20		20
Other	3		248	-		99	347
Balance October 1, 2023	7,082	$7,441	$15,788	$331,087	$(75)	$(11,559)	$342,682

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2021	7,042	$7,441	$13,743	$349,198	$20	$(12,779)	$357,623
Net earnings				18,526			18,526
Unrealized loss on available-for-sale securities, net of tax					(176)		(176)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(31,827)			(31,827)
Other	18		842	-	-	537	1,379
Balance October 2, 2022	7,060	$7,441	$14,585	$335,897	$(156)	$(12,242)	$345,525

Balance December 31, 2022	7,063	$7,441	$14,798	$338,072	$(103)	$(12,156)	$348,052
Net earnings				21,400			21,400
Unrealized gain on available-for-sale securities, net of tax					28		28
Dividends paid March 15, $1.00 per share regular, $3.00 per share extra				(28,385)			(28,385)
Other	19		990	-		597	1,587
Balance October 1, 2023	7,082	$7,441	$15,788	$331,087	$(75)	$(11,559)	$342,682

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

NOTE B – GENERAL

As of the end of the quarter ending October 1, 2023, few of the after-effects of the government responses to the COVID-19 virus remain beyond inflation, labor shortages and the general attitude towards work. The extent to which these after-effects impact the Company’s business for the remainder of 2023 and beyond will depend on future developments that are highly uncertain and cannot be predicted.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of October 1, 2023 and December 31, 2022, $2,975,000 and $4,434,000, respectively, of contract liabilities were included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $285,000 during the nine month period ended October 1, 2023 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three and nine month periods ended October 1, 2023, the Company made a cumulative adjustment increasing customer allowances by $775,000. There were no material adjustments to the aforementioned estimates during the three and nine month periods ended October 2, 2022.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $554,865,000 and $505,069,000 as of October 1, 2023 and December 31, 2022, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 36-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended October 1, 2023
External net sales	$21,545	$61,311	$285	$83,141
Gross profit (loss)	3,920	12,740	(1,261)	15,399
Operating profit (loss)	760	9,085	(2,777)	7,068
Total assets	182,221	225,636	8,112	415,969
Depreciation and amortization	262	842	89	1,193
Capital expenditures	216	554	97	867

Quarter ended October 2, 2022
External net sales	$27,120	$42,347	$216	$69,683
Gross profit (loss)	8,787	8,846	(571)	17,062
Operating profit (loss)	6,083	6,268	(1,853)	10,498
Total assets	215,752	175,966	15,725	407,443
Depreciation and amortization	504	747	143	1,394
Capital expenditures	100	194	924	1,218

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Nine Months Ended October 1, 2023
External net sales	$61,533	$179,874	$1,089	$242,496
Gross profit (loss)	12,814	36,992	(3,007)	46,799
Operating profit (loss)	2,957	26,720	(7,939)	21,738
Total assets	182,221	225,636	8,112	415,969
Depreciation and amortization	769	3,060	315	4,144
Capital expenditures	444	1,074	175	1,693

Nine Months Ended October 2, 2022
External net sales	$72,267	$134,828	480	$207,575
Gross profit (loss)	14,020	28,941	(1,150)	41,811
Operating profit (loss)	5,151	20,900	(4,607)	21,444
Total assets	215,752	175,966	15,725	407,443
Depreciation and amortization	766	1,136	258	2,160
Capital expenditures	177	286	927	1,390

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

At October 1, 2023 and December 31, 2022, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
October 1, 2023
Fixed Rate Municipal Bonds	$2,091	$2,087	$-	$4
Certificates of Deposit	18,791	18,700	.	91
Variable Rate Demand Notes	4,179	4,179	-	-
Total Marketable Securities	$25,061	$24,966	$-	$95

December 31, 2022
Fixed Rate Municipal Bonds	$11,460	$11,405	$-	$58
Certificates of Deposit	9,895	9,820	22	94
Variable Rate Demand Notes	3,638	3,638	-	-
Total Marketable Securities	$24,993	$24,863	$22	$152

Proceeds from maturities and sales of available-for-sale securities totaled $3,961,000 and $195,000 for the three month periods ended October 1, 2023 and October 2, 2022, respectively, and totaled $42,127,000 and $2,832,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gain (loss) included in other comprehensive income were $25,000 and $(86,000) before taxes for the three month periods ended October 1, 2023 and October 2, 2022, respectively, and were a net unrealized gain (loss) of $35,000 and $(197,000) before taxes for the nine month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at October 1, 2023 are as follows: $15,425,000 within one year; $6,964,000 beyond one year to five years; and $2,672,000 beyond five years to ten years. All of the instruments in the beyond five year range are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE H – OTHER ASSETS

Other Assets includes prepayments that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of two years.  As of October 1, 2023 and December 31, 2022, $4,171,000 and $7,065,000 of such prepayments, respectively, remained unused and outstanding.  At  October 1, 2023 and December 31, 2022, $2,888,000 and $5,377,000 of those payments, respectively were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Summary of Lease Cost (in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Operating lease cost	$302	$284	$893	$784
Short-term and variable lease cost	37	79	155	158
Total lease cost	$339	$363	$1,048	$942

Operating cash used for operating leases was $339,000 and $1,048,000 for the three and nine months ended October 1, 2023, respectively, and $363,000 and $942,000 for the three and  nine months ended October 2, 2022, respectively.  The weighted-average remaining lease term was 19.8 years, and the weighted-average discount rate was 4.6% as of October 1, 2023.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2023 (remaining three months)	$247
2024	981
2025	855
2026	782
2027	782
Thereafter	13,475
Total lease payments	$17,122
Less: future interest expense	6,575
Lease liabilities	$10,547

Lease income from operating lease payments was $551,000 and $514,000 for the quarters ended October 1, 2023 and October 2, 2022, respectively, and $1,653,000 and $1,552,000 for the nine months then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2023 (remaining three months)	$551
2024	2,186
2025	2,186
2026	2,186
2027	2,186
Thereafter	15,302
Total lease payments	$24,597

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

In the state of Mississippi, inventory that is shipped out of state that is held in a licensed Free Port Warehouse is exempt from personal property taxes.  One of the Company's subsidiaries operates in Hinds County, Mississippi.  That subsidiary has submitted its Hinds County Free Port Warehouse tax filing for approximately 40 years.  Each year, the county then assessed the subsidiary in accordance with the Company's filing.  However, in June 2020, the Hinds County tax assessor notified the Company that the county had no record of a Free Port Warehouse License and issued an assessment totaling $2,506,000, reflecting personal property tax going back seven years.  The Company is vigorously fighting the assessment, and does not consider the ultimate payment of the taxes to be probable.  Accordingly, as prescribed by ASC 450 - Contingencies, no accrual has been recorded on the Company's consolidated financial statements as of October 1, 2023.

NOTE K – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2023.  There were no new accounting standards issued or adopted in the quarter ended October 1, 2023 that would have a material impact on the Company's consolidated financial statements.

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

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities. The following table shows the amounts recorded as of their acquisition date. During the quarter ended April 2, 2023, $860,000 of additional deferred tax liabilities were identified that would have existed as of the date of acquisition.  Accordingly, both Goodwill and Deferred tax liability balances were increased during that quarter.  The table below reflects those adjustments.

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

The following pro forma condensed consolidated results of operations has been prepared as if the acquisitions had occurred as of January 1, 2022.

	(unaudited)	(unaudited)
	(in thousands, except per share data)	(in thousands, except per share data)
	Three Months Ended	Nine Months Ended
	October 2, 2022	October 2, 2022

Net sales	$76,778	$224,881
Net earnings	8,967	17,462

Net earnings per share (basic and diluted)	$1.27	$2.47
Weighted average shares outstanding (basic and diluted)	7,083	7,079

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

NOTE M - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the Company’s consolidated financial statements.

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

COVID-19 Disclosure

All of the Company’s businesses were deemed essential and as a result, all operated during the COVID-19 shutdowns.  Distribution systems of customers that survived the shutdowns are largely intact as most key retail customers' outlets have been open since third quarter 2020. Although more people are working from home, customer offices are open and trade shows have resumed.  As a result of government COVID-19 policies, labor and material costs have materially increased.  Labor shortages continue.  Due to the Company's historical conservative practices, it has no debt and has adequate balances to fund its operations.

For historical information about the impact of the government responses to COVID-19, please see “Item 1A. Risk Factors” titled “The COVID-19 or Other Pandemics, Epidemics or Similar Public Health Crises Risks” included in the Company's Annual Report on Form 10-K for year ended December 31, 2022.

Comparison of Third Quarter 2023 and 2022

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended October 1, 2023 and October 2, 2022.

On a consolidated basis, net sales increased by $13,458,000 (19%), gross profit decreased by $1,663,000 (10%), selling and general expenses increased by $1,418,000 (22%), and amortization increased 349,000 (447%).  Other income increased by $690,000 (64%), earnings before provision for income taxes decreased by $2,740,000 (24%), and net earnings decreased by $1,908,000 (21%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $5,575,000 from $27,120,000 to $21,545,000, or 21%, approximately 66% of which was attributable to a decrease in units shipped, with the remainder of the decrease attributable to a decrease in pricing and changes in mix.  Defense net sales increased by $18,964,000 from $42,347,000 to $61,311,000 or 45%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit decreased $4,867,000 from $8,787,000 to $3,920,000, primarily reflecting lower margins on the decrease in sales mentioned above, augmented by increased accruals for customer allowances, as well as higher facility repair costs. Defense gross profit increased $3,894,000 from $8,846,000 to $12,740,000, primarily reflecting the increase in sales mentioned above. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance increased $456,000, primarily reflecting higher accruals for self insurance of $357,000, and increased accruals for legal and professional costs. Selling and general expenses for the Defense segment increased $698,000, primarily reflecting increased salaries and compensation costs of $337,000 and increased accruals for legal settlement costs of $288,000. Selling and general expenses for the Safety segment increased $264,000, primarily reflecting the absence of the 2022 bargain purchase gain recognized upon the acquisition of Rely Innovations, Inc. of $492,000 (see Note L to the Consolidated Financial Statements) and increased employee compensation costs of $165,000, partially offset by decreased legal and professional cost accruals of $464,000.

Intangibles amortization increased as a result of the acquisition of contracts/customer relationship and intellectual property intangibles in the acquisitions of Rely Innovations, Inc. and Woodlawn Manufacturing, Ltd. See Note L to the Consolidated Financial Statements.

The above items were responsible for the change in operating profit.

The $690,000 increase in other income was primarily attributable to an increase in interest income on marketable securities largely stemming from higher yields on a lower average daily investment.

Earnings before provision for income taxes decreased $2,740,000 from $11,583,000 to $8,843,000.  The provision for income taxes decreased from $2,656,000 to $1,824,000. The effective income tax rate was 21% and 23% for the quarters ended October 1, 2023 and October 2, 2022, respectively.  Net earnings decreased $1,908,000 from $8,927,000 to $7,019,000, or 21%.

Comparison of First Nine Months 2023 and 2022

Readers are directed to Note E to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended October 1, 2023 and October 2, 2022.

On a consolidated basis, net sales increased by $34,921,000 (17%), gross profit increased by $4,988,000 (12%), selling and general expenses increased by $3,623,000 (18%), and amortization increased $1,071,000 (576%).  Other income increased by $2,973,000 (118%), earnings before provision for income taxes increased by $3,267,000 (14%), and net earnings increased by $2,874,000 (16%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $10,734,000 from $72,267,000 to $61,533,000, or 15%, approximately 77% of which was attributable to a decrease in units shipped, with the remainder of the decrease attributable to a decrease in pricing and changes in mix.  Defense net sales increased by $45,046,000 from $134,828,000 to $179,874,000, or 33%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit decreased $1,206,000 from $14,020,000 to $12,814,000, primarily reflecting the decrease in sales mentioned above, year-to year timing differences in accruals for customer allowances and warranty, as well as higher facility repair costs. Defense gross profit increased $8,051,000 from $28,941,000 to $36,992,000, primarily reflecting the increase in sales mentioned above.  Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $988,000, primarily reflecting higher accruals for self insurance of $866,000 and increased salaries and compensation of $310,000, partially offset by lower accruals for legal and professional costs of $263,000.  Selling and general expenses for the Defense segment increased $1,168,000, primarily reflecting increased salaries and compensation costs of $806,000, increased accruals for legal settlement costs of $288,000, and one-time insurance related costs of $250,000.  These were partially offset by an adjustment of $313,000 related to the purchase of  Woodlawn Manufacturing, LTD, which was acquired on October 26, 2022.  See Note L to the Condensed Consolidated Financial Statements. Selling and general expenses for the Safety segment increased $1,467,000, primarily reflecting increased employee compensation costs of $1,083,000 and the absence of the 2022 bargain purchase gain recognized upon the acquisition of Rely Innovations, Inc. of $492,000 (see Note L to the Consolidated Financial Statements). These were partially offset by a decrease in legal and professional cost accruals of $519,000.

Intangibles amortization increased as a result of the acquisition of contracts/customer relationship and intellectual property intangibles in the acquisitions of Rely Innovations, Inc. and Woodlawn Manufacturing, Ltd. See Note L to the Consolidated Financial Statements.

The above items were responsible for the change in operating profit.

The $2,973,000 increase in other income was primarily attributable to an increase in interest income on marketable securities largely stemming from higher yields on a lower average daily investment.

Earnings before provision for income taxes increased $3,267,000 from $23,973,000 to $27,240,000.  The provision for income taxes increased $393,000 from $5,447,000 to $5,840,000. The effective income tax rate was 21% and 23%, for the nine months ended October 1, 2023 and October 2, 2022, respectively.  Net earnings increased $2,874,000 from $18,526,000 to $21,400,000, or 16%.

Liquidity and Capital Resources

Net cash provided by operating activities was $28,790,000 during the first nine months of 2023 compared to $3,280,000 used in operating activities for the first nine months of 2022.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2023 were net earnings of $21,400,000, which included non-cash depreciation and amortization expenses of $4,144,000.  Contributing to the cash provided were decreases in accounts receivable levels stemming from cash collections on customer sales and deposits made to vendors included in other assets and current assets, and increases in payable and accrual levels. These were partially offset by increases in inventory levels. Of particular note during the first nine months of 2022 were net earnings of $18,526,000, which included non-cash depreciation and amortization expenses of $2,160,000. Contributing to the cash used were increased inventory levels and a net decrease in payable and accrual levels, partially offset by a decrease in accounts receivable levels stemming from cash collections on customer sales.

Net cash used in investing activities was $1,134,000 and $13,314,000, for the first nine months of 2023 and 2022, respectively.  Significant factors contributing to the change were net marketable securities purchased of $68,000 in 2023, in contrast with net marketable securities purchased of $9,743,000 in 2022. Also contributing to the change in cash were a payment to acquire Knox Safety, Inc. of $3,125,000 (see Note L to the Consolidated Financial Statements) in 2022 and an increase in the purchase of property, plant, and equipment in 2023 of $1,171,000.

Net cash used in financing activities was $27,956,000 and $31,427,000, for the first nine months of 2023 and 2022, respectively, and primarily relates to the annual dividend payments.  The extra dividend decreased from $3.50 per share in 2022 to $3.00 per share in 2023.  Cash flows for both nine month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $2,607,000 during the first nine months of 2023 to $270,384,000 at October 1, 2023 for the reasons stated above.  The Company's current ratio was 5.3 to 1.0 and 6.1 to 1.0 at October 1, 2023 and December 31, 2022, respectively.

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

Inventories

New Housewares/Small Appliance and safety product introductions are an important part of the Company’s sales. In the case of the Housewares/Small Appliance segment, the introductions are important to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  During 2022, the Housewares/Small Appliance segment recorded an impairment related to such losses of $3,613,000.  In addition, due to fire safety regulations, commercial extinguishers have a limited shelf life, which is based on the date of production. The Safety segment recorded impairments of $1,807,000 and $3,090,000 in 2022 and 2021, respectively, in recognition of that fact. There were no other obsolescence issues that had a material effect during the nine months ended October 1, 2023.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of October 1, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended October 1, 2023 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note J to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Insider Trading Arrangement

During the fiscal quarter ended October 1, 2023, the following officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of the Company adopted a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

David Peuse, Treasurer and Director of Financial Reporting, adopted a trading arrangement on August 17, 2023 providing for the one-time sale of 193 shares of the Company’s common stock. The duration of the trading arrangement was until the sale was completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 1, 2023, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: November 13, 2023