Form 10-K
period 2023-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2024-03-15
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $374,367,565.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2024 was 7,117,465.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2023 Annual Report and portions of its Proxy Statement for its 2024 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

A.  DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company" or “National Presto”) consists of three business segments.  For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements.  The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances that enrich the lives of consumers by making life easier, more productive and more enjoyable.  The Defense segment protects the lives of the citizens of our nation, as well as the citizens of our nation’s allies, by providing our warfighters with reliable products. It manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases and metal parts; performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the United States Government and prime contractors; and manufactures detonators, booster pellets, release cartridges, lead azide, other military energetic devices and materials, and assemblies. The Safety segment, which provides innovative safety technology empowering organizations and individuals to protect what is most important, currently consists of two startup companies. The first is OneEvent Technologies, Inc., which offers systems that provide early warning of conditions that could ultimately lead to significant losses. The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential safety issues around pharmaceuticals and food.  The OneEvent® system also has the ability to continually measure other factors such as smoke, carbon monoxide, motion, humidity, and moisture. The second is Rely Innovations, Inc., which offers carbon monoxide alarms with large digital displays and an array of voice messages that clearly inform of incipient danger.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the segment include pressure cookers and canners; the Presto Control Master® heat control line of skillets in several sizes, griddles, woks and multi-purpose cookers; slow cookers; deep fryers of various sizes; air fryers; waffle makers; pizza ovens; slicer/shredders; electric heaters; corn poppers (hot air, oil, and microwave); dehydrators; vacuum sealers; rice cookers; microwave bacon cookers; egg cookers; coffeemakers and coffeemaker accessories; electric knife sharpeners; and timers.  Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2023, approximately 9% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 18% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, rice cookers, egg cookers; slow cookers, electric stainless steel appliances, non-cast fryers, air fryers and heaters).  For the year ended December 31, 2022, approximately 11% of consolidated net sales were provided by cast products, and approximately 24% by noncast/thermal appliances.  For the year ended December 31, 2021, approximately 13% of consolidated net sales were provided by cast products, and approximately 17% by noncast/thermal appliances.  For the year ended December 31, 2023, Amazon.com, Inc. accounted for 11% of the Company’s consolidated net sales.  For the year ended December 31, 2022, this segment had no one customer that accounted for 10% or more of the consolidated net sales.  For the year ended December 31, 2021, Amazon.com, Inc. accounted for 10% of the consolidated net sales.  The loss of Amazon.com, Inc. as a customer would have a material adverse effect on the Company.

Products are sold primarily in the United States and Canada directly to retailers and also through independent distributors.  Although the segment has long established relationships with many of its customers, it does not have long-term supply contracts with them.  The loss of, or material reduction in, sales to any of the segment's major customers could adversely affect the segment's business.  The majority of the housewares and electrical appliances are sourced from vendors in the Orient.  (See Note J to the Consolidated Financial Statements.)

The segment has a sales force of seven employees that sell to and service most customers.  A few selected accounts are handled by manufacturers' representatives who may also sell other product lines. Sales promotional activities have been conducted primarily through the use of in store promotions and digital advertising.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient.  Product competition extends to special product features, product pricing, product quality, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the segment's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability during the segment's most active selling periods.

Research and development costs related to new product development for the years 2023, 2022, and 2021 were expensed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

Products are generally warranted to the original owner to be free from defects in material and workmanship for a period of one to twelve years from date of purchase, depending on the product.  The segment allows a sixty-day over-the-counter initial return privilege through cooperating dealers.  Products are serviced through a corporate service repair operation.  The segment's service and warranty programs are competitive with those offered by other manufacturers in the industry.

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

AMTEC Corporation ("AMTEC") was acquired on February 24, 2001, and manufactures 40mm ammunition, and precision mechanical and electro-mechanical products for the United States Department of Defense (DOD) and DOD prime contractors.  AMTEC’s 106,000 square foot manufacturing facility located in Janesville, Wisconsin, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators).  AMTEC is also the prime contractor for the 40mm ammunition system to the DOD (more fully described below).

Spectra Technologies LLC ("Spectra"), a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors.  Spectra maintains 364,000 square feet of space located in East Camden, Arkansas, dedicated primarily to LAP type work.

Amron, a division of AMTEC ("Amron"), holds the assets that were purchased from Amron LLC on January 30, 2006.  Amron manufactures cartridge cases used in medium caliber ammunition (20mm, 25mm, 30mm, 40mm, and 50mm) primarily for the DOD and DOD prime contractors, which includes the 40mm systems program previously mentioned and referenced below.  The Amron manufacturing facility is 208,000 square feet and is located in Antigo, Wisconsin.

Tech Ord, a division of AMTEC ("Tech Ord"), holds the assets formerly owned by Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and all of the real property previously owned by Technical Ordnance Realty, LLC.  These assets were acquired on January 24, 2014. Tech Ord manufactures in its 98,000 square foot Clear Lake facility detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials.  Its major customers include United States and foreign government agencies, AMTEC, and other defense contractors.

The equity interests of Woodlawn Manufacturing, Ltd. ("Woodlawn"), a subsidiary of National Defense Corporation and its newly formed subsidiary, Woodlawn Manufacturing LLC, were acquired on October 26, 2022. Woodlawn is engaged in the manufacture of metal parts and assemblies primarily for the DOD and DOD prime contractors. The Woodlawn manufacturing facility is 56,500 square feet and is located in Marshall, Texas.

The Defense segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price.  This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 25, 2005, AMTEC was awarded the high volume, five-year prime contract for management and production of the United States Army’s (the "Army") 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years, with AMTEC receiving the majority share of the business.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement. Deliveries under this contract exceeded $566,000,000, with the final deliveries completed in 2018.  In addition, as part of an acquisition of a group of assets from DSE, Inc., a 40mm competitor, which was completed on November 7, 2013, AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the novated DSE, Inc. 40mm contract were completed in 2018.  AMTEC submitted its bid for a third contract, and although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remained and were subsequently awarded to AMTEC as the Army’s FY16 40mm requirements in a single award valued at $84,750,000. Final deliveries for the FY16 contract were completed in 2019.  On August 30, 2017, the Army awarded AMTEC, as the sole prime contractor, a third five-year 40mm system contract covering FY17-21 requirements.  The value of awards to date is approximately $539,600,000 for FY17 through FY21, with deliveries scheduled to continue into 2025.  On September 23, 2022, the Army awarded AMTEC, as the sole prime contractor, a fourth five-year 40mm system contract covering FY22-26. The initial award value was $69,800,000, with deliveries scheduled to commence in 2024.  On March 31, 2023, May 26, 2023, and September 25, 2023, the Army awarded AMTEC option awards totaling $137,400,000 under year two (Army's FY 2023) of AMTEC's current five-year 40mm system contract.  Deliveries are scheduled to begin in 2024.  The maximum ceiling value of the contract is $826,800,000.  Actual annual and cumulative dollar volume with the Army over the course of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the DOD.

During 2023, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is usually awarded based on competition or negotiation at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2017 and 2022 contracts apply to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

3. Safety Segment

The Safety segment was formed in the third quarter of 2019 with the purchase of substantially all of the assets of OneEvent Technologies, Inc. ("OneEvent") on July 23, 2019. The segment is currently comprised of OneEvent and Rely Innovations, Inc. ("Rely"). In November of 2023, the Company divested itself of a subsidiary, Rusoh, Inc., that was previously included in this segment. See Note L of the Consolidated Financial Statements.

OneEvent leases 7,000 square feet in Mount Horeb, Wisconsin. Established in 2014, OneEvent’s cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict and alert in a timely fashion so that the customer has an opportunity to prevent a loss.  Sensors measure a variety of environmental data including temperature, smoke, carbon monoxide, humidity, water, motion, and more.  The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential mechanical issues which can in turn affect the maintenance of critical temperatures for the safe storage of pharmaceuticals and food.  The system detects anomalies in defrost and refrigeration cycles, enabling it to provide notice days or even weeks in advance of a potential malfunction.  With these alerts, customers can act proactively to correct the situation and prevent the loss or deterioration of valuable pharmaceuticals or foods well in advance of an equipment failure.

The Company purchased certain assets and assumed certain liabilities of Knox Safety, Inc. on July 29, 2022, forming Rely. Rely leases 4,300 square feet in Chapel Hill, North Carolina and 5,600 square feet in Lisle, Illinois. Established in 2019, Knox Safety designed and sold carbon monoxide detectors for residential use.  See Note P to the Company's Consolidated Financial Statements.

Rusoh, Inc. was formed in 2012, to design and market an owner-maintained, multipurpose, reloadable, dry chemical fire extinguisher and was the first portable owner-maintained fire extinguisher.

The operations of the two current businesses that comprise the Safety segment are startup in nature and have resulted in limited revenues.  The segment has a sales force of three employees that sell to and service most customers.  It also utilizes a few manufacturers' representatives who may also sell other product lines.  Product competition extends to product features, product pricing, product quality, marketing programs, service policies and other factors.  New product introductions are an important part of the segment's sales to enhance its product offerings.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread commercial acceptance.  Securing Underwriters Laboratories (UL) and ETL certifications is a prerequisite to sales, and the process for securing certification is both expensive and time consuming.  Fully tooled products are required prior to the performance of most tests.  High-cost advertising commitments which may accompany such products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability to meet commitments.

Research and development costs related to new product development for the years 2023, 2022, and 2021 were expensed in operations of these years.

The segment primarily warehouses and distributes its products from distribution centers located in Canton and Jackson, Mississippi, as well as Mount Horeb and Eau Claire, Wisconsin.

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

Based on factors known as of December 31, 2023, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

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

4. Human Capital

As of December 31, 2023, the Company and its subsidiaries had 1,007 employees compared to 973 employees at the end of December 2022.

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

For the Housewares/Small Appliance segment, inventory levels increase in advance of the selling period for products that are seasonal, such as pressure canners, heaters, and major new product introductions.  Inventory build-up also occurs to create stock levels required to support the higher sales that occur in the latter half of each year.  Buying practices of the segment's customers require "just-in-time" delivery, necessitating that the segment carry large finished goods inventories.

The ability to meet United States DOD demands also necessitates the carrying of large inventories in the Defense segment.

Inventory build-up also occurs in the Safety segment both for seasonal products like carbon monoxide alarms and to meet potential demand of customers that require delivery with shorter lead times.

6. Order Backlog

Shipment of most products of the Housewares/Small Appliance and Safety segments occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog.  New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

The contract backlog of the Defense segment was approximately $564,005,000, $505,069,000, and $460,800,000 at December 31, 2023, 2022, and 2021, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18- to 36-month period, after December 31, 2023.

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

As the Company’s sales in the Defense segment are primarily to the U.S. Government and its prime contractors, it depends heavily on the contracts underlying these programs.  The loss or significant reduction of a major program in which the Company participates could have a material adverse effect on the Company's results of operations.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in the Defense segment sales and earnings.

Government contracts are primarily dependent upon the U.S. defense budget.  During recent years, the Company’s sales were augmented by increased defense spending, including supplemental appropriations for operations in Iraq and Afghanistan, areas from which the U.S. has withdrawn. More recently, they have been augmented by the Ukraine Security Assistance Initiative.  Future defense budgets could be negatively affected by several factors, including U.S. Government budget deficits, administration priorities, U.S. national security strategies, a change in spending priorities, and reduction of military operations around the world.  Any significant decline or redirection of U.S. military expenditures could result in a material decrease to the Company’s sales and earnings.

U.S. Government contracts are also dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year.  As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years.  In addition, most U.S. Government contracts are subject to modification if funding is changed.  Any failure by Congress to appropriate additional funds to any program in which the Company participates, or any contract modification as a result of funding changes, could materially delay or terminate the program.  This could have a material adverse effect on the Company’s results of operations.

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

The effective operation of various products in the Safety segment depend on software that utilizes data obtained wirelessly via telecommunication network infrastructure.  The inability of the Company to maintain software and hardware that can connect to the wireless infrastructure, failure of the wireless infrastructure, or the unavailability of cloud based data storage, could have a material adverse effect on the efficacy of the segment’s products and in turn on its operating results.

The segment may not be successful in developing and introducing new and improved products.

The development and introduction of new products is very important to the Company’s long-term success.  The ability to develop new products is affected by, among other things, whether the Company can develop and fund technological innovations and successfully anticipate customer needs and preferences, meet Underwriters Laboratories or ETL requirements and avoid infringing on the intellectual property rights of others.  The introduction of new products may require substantial expenditures for advertising and marketing to gain marketplace recognition or to license intellectual property. There is no guarantee that the Company will be aware of all relevant intellectual property in the industry and may be subject to claims of infringement, which could preclude it from producing and selling a product. Likewise, there is no guarantee that the Company will be successful in developing products necessary to compete effectively in the industry or that it will be successful in advertising, marketing and selling any new products.

Acquisition Risks:

The Company may pursue acquisitions of new product lines or businesses.  It may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, it may not be able to complete the acquisition on commercially acceptable terms. Even if the Company is able to consummate an acquisition, the transaction would present many risks, including, among others: failing to achieve anticipated benefits or cost savings; difficulty incorporating and integrating the acquired technologies, services or products; coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; diversion of management’s attention from other business concerns; being exposed to unanticipated or contingent liabilities or incurring the impairment of goodwill; the loss of key employees, customers, or distribution partners; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If the Company does not achieve the anticipated benefits of its acquisitions as rapidly or to the extent anticipated by management, there could be a material, adverse effect on the Company’s business, financial condition or results of operations.

Information Technology System Failure or Security Breach Risks:

The Company relies on its information technology systems to effectively manage its business data, communications, supply chain, logistics, accounting, and other business processes. While the Company endeavors to build and sustain an appropriate technology environment, information technology systems are vulnerable to damage or interruption from circumstances beyond the Company’s control, including systems failures, viruses, security breaches or cyber incidents such as intentional cyber-attacks aimed at theft of sensitive data, or inadvertent cyber-security compromises.  The Company is also subject to increasing government, customer, and other cyber and security requirements, including disclosure obligations.  A security breach of such systems could result in interruptions of the Company’s operations, negatively impact relations with customers or employees, and expose the Company to fines and penalties, liability and litigation, any one of which could have a negative impact on the Company’s business, results of operations or financial condition.  The Company’s insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions.  Some of the Company's systems have in the past experienced security breaches; however, to the best of the Company's knowledge as of the date of this filing, the breaches did not have a material adverse effect on its operating results or financial condition. There can be no assurance the Company will not experience material effects from security breaches in the future. As cyber threats develop and grow, the Company may need to make significant further investments to protect data and its infrastructure, including the implementation of new computer systems or upgrades to existing systems, deployment of additional personnel and protection-related technologies, engagement of third-party consultants, and training employees. See Item 1C CYBERSECURITY for a further discussion.

Health Epidemics, Pandemics, or Similar Public Health Crises Risks:

The Company faces a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases. A global health crisis like the COVID-19 pandemic has contributed to business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, reductions in demand for products and services, inflationary pressures and market volatility, If a health epidemic, pandemic or similar outbreak were to occur or worsen, the Company will likely experience broad and varied impacts, including potentially to its workforce and supply chain, inflationary pressures and increased costs (which may or may not be fully recoverable or insured), contracting, production and/or distribution delays, market volatility and other financial impacts. If any or all of these items were to occur, the Company could experience material adverse impacts on its business, financial condition, results of operations and/or cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

The Company faces various cybersecurity threats. The purpose of the Company's cybersecurity program is to assess, identify, manage and mitigate cybersecurity risk while supporting the achievement of the Company's business objectives.

Under the Company's comprehensive risk management program, the board of directors (the "Board") of the Company maintains oversight of the most significant risks facing the Company, including cybersecurity risks, while senior management is responsible for the identification and prioritization of risks that are material to the Company's business, corresponding risk-mitigation efforts and day-to-day management of the Company's risk management program. At least annually, the Board receives cybersecurity briefings from senior executives.

The Company's cybersecurity program sets the framework for the Company's approach to cybersecurity. Each business segment of the Company designates individuals with appropriate qualifications and experience to be responsible for addressing cybersecurity matters, including assessing, identifying and managing risks from cybersecurity threats, with a direct reporting line to senior management. Under the Company's approach to cybersecurity, each business segment designs and operates its own information and cybersecurity program tailored to its market, customer requirements, regulatory requirements and threats. The Company's cybersecurity policy and procedures are designed to ensure senior management receives timely and adequate information regarding cybersecurity matters, including threats and incident response, as appropriate to the matter.

As part of the Company's approach to cyber risk management, the Company performs internal audits of internal processes and controls relating to cybersecurity. Every year, the Company engages third-party experts to conduct cyber penetration testing. Based on their findings and recommendations, the Company makes the appropriate updates to its cybersecurity software.

Although the Company has designed its cybersecurity program and oversight to mitigate cybersecurity risks, the Company faces unknown cybersecurity risks, threats, and attacks. To date, these risks, threats or attacks have not had a material impact on the Company's operations, business strategies or financial results, but the Company cannot provide assurance that they will not have a material impact in the future. See Item 1A - Risk Factors above for additional discussion of various cybersecurity risks.

ITEM 2.  PROPERTIES (Owned Except Where Indicated)

The Company's Eau Claire facility is approximately 522,000 square feet, of which approximately 354,000 square feet is leased to Drylock Technologies, Ltd.  Rely Innovations, Inc. rents approximately 8,000 square feet of the Eau Claire facility.  The Company's corporate office occupies the balance of the space in Eau Claire.  During 2018, the Company completed construction of a 30,000 square foot office building adjacent to its Eau Claire facility, which it also leases to Drylock Technologies, Ltd.

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

The Company's Safety segment leases space in Mount Horeb, Wisconsin; Chapel Hill, North Carolina; and Lisle, Illinois. OneEvent Technologies, Inc. leases approximately 7,000 square feet for its operations in Mount Horeb and Rely Innovations, Inc. leases approximately 4,300 and 5,600 square feet for its operations in Chapel Hill, North Carolina and Lisle, Illinois, respectively.

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

The facilities in use for each of the Company’s business segments are believed to be adequate for their ongoing business needs.  As of December 31, 2023, facility expansion plans were in progress for 2024 at several of the Defense segment’s operating locations in anticipation of additional awards.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Purchases of Equity Securities

None within the fourth quarter of the year ended December 31, 2023.

On February 16, 2024, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $3.50.  The dividend is payable on March 15, 2024 to the stockholders of record as of March 1, 2024.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”.  As of March 1, 2024, there were 217 holders of record of the Company’s common stock.  This number does not reflect stockholders who hold their shares in the name of broker dealers or other nominees.  During the fourth quarter of 2023, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2023 Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2023 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 21, 2024, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending,  and funding of government contracts which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital and equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

2023 COMPARED TO 2022

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2023 and 2022.

On a consolidated basis, sales increased by $19,289,000 (6%), gross profit increased by $12,327,000 (22%), selling and general expense increased by $3,663,000 (14%), intangibles amortization increased by $1,053,000 (181%) and Impairments - goodwill and intangible assets decreased $5,295,000.  Other income increased by $3,581,000 (94%), earnings before provision for income taxes increased by $16,487,000 (64%), and net earnings increased by $13,860,000 (67%). Details concerning these changes can be found in the comments, by segment, below.

Net sales of the Housewares/Small Appliance segment decreased by $20,729,000, from $118,347,000 to $97,619,000, or 18%. Approximately 30% of which was attributable to a decrease pricing with the balance due to changes in units shipped and mix.  Net sales of the Defense segment increased by $39,220,000, from $202,483,000 to $241,703,000, or 19%, reflecting an increase in units shipped.  In addition, as Woodlawn Manufacturing, Ltd. was acquired during the fourth quarter of 2022 (see Note P to the Company's Consolidated Financial Statements), 2023 was the first full year that its operations were reflected in the segment's sales.

Gross profit of the Housewares/Small Appliance segment increased $2,445,000 from $17,422,000 (15% of sales) in 2022 to $19,867,000 (20% of sales) in 2023, primarily reflecting the absence of the levels of inventory adjustments made in the prior year. Those adjustments related to obsolete or excess inventory adjustments of $3,613,000, and decrease in standard unit costs of $3,108,000 that were not offset by decreases in the segment's LIFO inventory reserve. Decreased ocean cargo and inland freight costs and a more favorable U.S. Dollar-RMB exchange rate affected margins to a lesser degree.  These elements were partially offset by the changes in pricing and unit shipments mentioned above.  Defense gross profit increased $9,365,000 from $42,638,000 (21% of sales) in 2022 to $52,003,000 (22% of sales) in 2023, primarily reflecting the increase in sales mentioned above, and comparatively more efficient operations.  Due to the startup nature of the businesses in the Safety segment, gross margins were negative in both years.  Fiscal year 2023 included a full year of operations of Rely Innovations, Inc., which was acquired in July of 2022. See Note P. This increase in operating losses was offset by the absence of the prior year's write-downs of inventory and materials to reflect realizable values of $1,822,000, leading to the comparative increase in gross margin of $517,000.

Selling and general expenses for the Housewares/Small Appliance segment increased $355,000, primarily reflecting increased compensation/payroll costs of $503,000, and changes to accrual levels, which included increased bad debt reserves of $285,000 and decreased legal and professional fees of $534,000.  Defense segment selling and general expenses increased $1,606,000, primarily due to increased compensation/payroll costs of $724,000, insurance settlement/deductible costs of $538,000 and a full year of selling and general expenses of Woodlawn Manufacturing, Ltd., which was acquired, during the fourth quarter of 2022. The increase in Woodlawn's selling and general expenses was $405,000. Safety segment selling and general expenses increased $1,702,000, primarily reflecting increased compensation/payroll costs of $1,420,000 and the absence of the prior year bargain purchase gain of $492,000 recognized upon the acquisition of Knox Safety, Inc., partially offset by the gain on the sale of Rusoh, Inc. of $351,000. See Notes L and P to the Company's Consolidated Financial Statements.

Intangibles amortization increased as a result of the acquisition of contracts/customer relationship and intellectual property intangibles in the acquisitions of Knox Safety, Inc. and Woodlawn Manufacturing, Ltd. See Note P to the Company's Consolidated Financial Statements.

Impairment - goodwill and intangible assets decreased as a result of the absence of the prior year's impairment of goodwill and technology intangibles in the Safety segment. See Note A(10) and Note A(11) to the Consolidated Financial Statements.

The above items were responsible for the change in operating profit from continuing operations.

Other income increased $3,581,000, which was primarily attributable to higher interest earned with higher yields, partially offset by a reduced portfolio of marketable securities.

Earnings before provision for income taxes increased $16,487,000 from $25,944,000 to $42,431,000.  The provision for income taxes increased from $5,245,000 to $7,872,000, which resulted in an effective income tax rate of 19% and 20% for the years ended December 31, 2023 and 2022, respectively.  Net earnings increased $13,860,000 from $20,699,000 to $34,559,000.

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

Housewares/Small Appliance gross profit increased $7,448,000 from $9,974,000 (9% of sales) in 2021 to $17,422,000 (15% of sales) in 2022, primarily reflecting the changes in pricing and mix mentioned above, augmented by decreased ocean cargo and inland freight costs, partially offset by the decrease in unit shipments, as well as adjustments related to obsolete or excess inventory levels of $3,613,000, and decreases in standard unit costs of $3,108,000 that were not offset by decreases in the segment's LIFO inventory reserve.  Defense gross profit decreased $18,567,000 from $61,205,000 (26% of sales) to $42,638,000 (21% of sales), primarily reflecting the decrease in sales mentioned above, a less favorable mix, inefficiencies from labor shortages, delays in securing materials and other supply chain issues.  Due to the startup nature of the businesses in the Safety segment, gross margins were negative in both years.  A reduction in the amount of write-downs of inventory and materials at Rusoh, Inc. to reflect realizable values contributed to the comparative increase in gross margin of $1,848,000.

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

LIQUIDITY AND CAPITAL RESOURCES

2023 COMPARED TO 2022

Cash provided by operating activities was $45,389,000 during 2023 as compared to $8,768,000 during 2022.  The principal factors behind the increase in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during 2023 were net earnings of $34,559,000, which included total non-cash depreciation and amortization of $6,007,000, decreases in accounts receivable levels and deposits made to vendors (included in other assets and current assets), and a net increase in payable and accrual levels. These were partially offset by non-cash deferred income tax benefit of $1,190,000 and an increase in inventory levels. Of particular note during 2022 were net earnings of $20,699,000, which included a non-cash loss on impairment of goodwill and intangible assets of $5,295,000 and total non-cash depreciation and amortization expenses of $3,347,000.  These were partially offset by a non-cash deferred income tax benefit of $2,311,000 and increases in accounts receivable and inventory levels.

Net cash used in investing activities was $447,000 during 2023 as compared to $16,436,000 during 2022. Of note during 2023 were proceeds from sale of subsidiary of $2,000,000, net purchases of marketable securities of $1,466,000 and purchases of plant and equipment of $1,840,000. During 2022 the Company acquired two businesses for $24,683,000 net of cash acquired and purchased plant and equipment for $1,030,000. These were partially offset by net sales and maturities of marketable securities of $9,171,000.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2023 and 2022, $5,123,000 and $3,638,000, respectively, of variable rate demand notes are classified as marketable securities.  These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2023 and 2022 primarily differed as a result of the $0.50 per share decrease in the extra dividend paid during these years.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

As a result of the foregoing factors, cash and cash equivalents increased in 2023 by $16,946,000 to $87,657,000.

Working capital increased by $15,100,000 to $288,091,000 at December 31, 2023 for the reasons stated above.  The Company’s current ratio was 5.0 to 1.0 at December 31, 2023 and 6.1 to 1.0 at December 31, 2022.

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

The Company's principal commitments consist of purchase and lease obligations.  Purchase obligations include outstanding purchase orders issued to the Company's Housewares and Safety segments' manufacturers in the Orient and to material suppliers and contractors in the Defense segment, and as of December 31, 2023 amounted to approximately $343,580,000. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company's or other customers' products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be reasonably estimated. Lease obligations are described in Note M - Leases to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

2022 COMPARED TO 2021

Cash provided by operating activities was $8,768,000 during 2022 as compared to $34,688,000 during 2021.  The principal factors behind the decrease in cash provided can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows.  Of particular note during 2022 were net earnings of $20,699,000, which included a non-cash loss on impairment of goodwill and intangible assets of $5,295,000 and total non-cash depreciation and amortization expenses of $3,347,000.  These were partially offset by a non-cash deferred income tax benefit of $2,311,000 and increases in accounts receivable and inventory levels.  Of particular note during 2021 were net earnings of $25,654,000, which included a non-cash provision for doubtful notes and accounts receivable of $7,665,000, total non-cash depreciation and amortization expenses of $2,978,000, a non-cash deferred income tax benefit of $1,612,000, and net decreases in deposits made to vendors included in other assets and current assets and accounts receivable.  These were partially offset by an increase in inventory levels and a net decrease in payable and accrual levels.

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

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $564,005,000 at December 31, 2023, and $505,069,000 at December 31, 2022.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18- to 36-month period.

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

Inventories

New Housewares/Small Appliance and Safety product introductions are an important part of the Company’s sales.  In the case of the Housewares/Small Appliance segment, the introductions are important to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product. The Housewares/Small Appliance segment recorded impairments related to such losses of $1,216,000 and $3,613,000 in 2023 and 2022, respectively.  The Safety segment recorded impairments of $1,822,000 and $3,090,000 in 2022 and 2021, respectively, largely due to aged Rusoh extinguisher inventory. Fire safety regulations require fire extinguishers to be replaced or torn down every 12 years after the date of manufacture. There were no other obsolescence issues that had a material effect during the current year.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2023.  Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment and those criteria, management concluded that as of December 31, 2023, the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of National Presto Industries, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited National Presto Industries, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 15, 2024 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Milwaukee, Wisconsin

March 15, 2024

ITEM 9B.  OTHER INFORMATION

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended December 31, 2023.

ITEM 9C.  DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	71

Douglas J. Frederick	Chief Operating Officer, Vice President, Secretary and General Counsel	53

Jeffery A. Morgan	Vice President, Engineering	66

David J. Peuse	Director of Financial Reporting and Treasurer	54

John R. MacKenzie	Vice President of Sales	53

Ms. Cohen became Chair of the Board on January 1, 2002.  Prior to that date she had been elected Treasurer in September 1983, Vice President in May 1986, President in May 1989 and Chief Executive Officer in May 1994.  She has been associated with the registrant since 1976.  Prior to becoming an officer, she was Associate Resident Counsel and Assistant to the Treasurer.

Mr. Frederick was appointed a Board Director on May 16, 2023. Prior to that date he had been elected Corporate Secretary on November 17, 2009, Vice President on May 15, 2018, and Chief Operating Officer on December 11, 2018.  He has been associated with the registrant since 2007 as an in-house attorney with expertise in litigation and intellectual property matters and in the capacity of General Counsel since January 2009.  Prior to his employment with the registrant, Mr. Frederick was a litigation attorney with the firm Rider Bennett, LLP.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation and Other Information” and “Summary Compensation Table” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2023 and 2022	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2023, 2022 and 2021	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022 and 2021	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2023, 2022 and 2021	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-20

		f.	Reports of Independent Registered Public Accounting Firms	F-21
RSM US LLP, Milwaukee, Wisconsin, PCAOB ID #49

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-22

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 4	Description of Registrant’s Securities - Incorporated by reference from Exhibit 4 of the Company's annual report on Form 10-K for the year ended December 31, 2019

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 10.4*

Form of Restricted Stock Award Agreement – 2017 Incentive Compensation Plan - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 97	Policy for the Recovery of Erroneously Awarded Compensation

Exhibit 101.INS	Inline XBRL Instance Document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.INS

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
Date: March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Douglas J. Frederick	By:	/S/ Patrick J. Quinn
	Douglas J. Frederick		Patrick J. Quinn
Chief Operating Officer, Vice President,
	Secretary, General Counsel, and Director		Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen		Joseph G. Stienessen
	Chair of the Board, President,		Director
Chief Executive Officer (Principal
Executive Officer), and Director

By:	/S/ Randy F. Lieble	By:	/S/ David J. Peuse
	Randy F. Lieble		David J. Peuse
	Director		Director of Financial Reporting and
Treasurer (Principal Financial Officer)
Date:	March 15, 2024

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2023		2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$87,657		$70,711
Marketable securities		26,454		24,863
Accounts receivable	$49,323		$71,362
Less allowance for doubtful accounts	596	48,727	338	71,024
Inventories:
Finished goods	31,815		36,249
Work in process	144,684		105,564
Raw materials and supplies	13,921	190,420	10,324	152,137
Notes receivable, current		1,629		2,226
Other current assets		5,223		5,671
Total current assets		360,110		326,632
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	3,107		4,542
Buildings	52,182		50,904
Machinery and equipment	51,721		49,979
	107,010		105,425
Less allowance for depreciation and amortization	67,774	39,236	63,634	41,791
GOODWILL		19,433		18,573
INTANGIBLE ASSETS, net		5,290		6,926
RIGHT-OF-USE LEASE ASSETS		10,664		10,731
DEFERRED INCOME TAXES		5,803		5,506
OTHER ASSETS		-		1,688
		$440,536		$411,847

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2023		2022
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$38,232		$28,944
Federal and state income taxes		2,539		2,552
Lease liabilities		678		577
Accrued liabilities		30,570		21,568
Total current liabilities		72,019		53,641
LEASE LIABILITIES - NON-CURRENT		9,986		10,154
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		2,275		-
Total liabilities		84,280		63,795
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2023 and 2022
Issued: 7,440,518 shares at December 31, 2023 and 2022
Outstanding: 7,084,384 and 7,062,872 shares at December 31, 2023 and 2022, respectively	$7,441		$7,441
Paid-in capital	16,031		14,799
Retained earnings	344,245		338,071
Accumulated other comprehensive income (loss)	22		(103)
	367,739		360,208
Less treasury stock, at cost, 356,134 and 377,646 shares at December 31, 2023 and 2022, respectively	11,483		12,156
Total stockholders' equity		356,256		348,052
		$440,536		$411,847

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

	For the years ended December 31,
	2023	2022	2021
Net sales	$340,912	$321,623	$355,777
Cost of sales	273,460	266,498	291,381
Gross profit	67,452	55,125	64,396
Selling and general expenses	30,784	27,121	34,153
Intangibles amortization	1,635	582	214
Impairments - goodwill and intangible assets	-	5,295	-
Operating profit	35,033	22,127	30,029
Other income	7,398	3,817	2,430
Earnings before provision for income taxes	42,431	25,944	32,459
Provision for income taxes	7,872	5,245	6,805
Net earnings	$34,559	$20,699	$25,654

Weighted average common shares outstanding:
Basic and diluted	7,106	7,081	7,060

Earnings per share, basic and diluted:
Net earnings per share	$4.86	$2.92	$3.63

Comprehensive income:
Net earnings	$34,559	$20,699	$25,654
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	125	(123)	(134)
Comprehensive income	$34,684	$20,576	$25,520

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$34,559	$20,699	$25,654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	4,372	2,765	2,764
Intangibles amortization	1,635	582	214
Deferred income tax (benefit)	(1,190)	(2,311)	(1,612)
Provision for doubtful notes and accounts receivable	285	-	7,665
(Gain) loss on disposal of property, plant and equipment	(7)	463	493
Loss on impairment	-	5,295	-
Proceeds from insurance claim	-	151	823
Noncash retirement plan expense	863	803	752
Gain on bargain purchase	-	(492)	-
Gain on sale of subsidiary	(351)	-	-
Other	591	514	100
Changes in operating accounts, net of effects of acquisition:
Accounts receivable, net	20,337	(12,903)	1,083
Inventories	(38,627)	(5,620)	(10,139)
Other assets and current assets	2,137	147	9,737
Accounts payable and accrued liabilities	18,288	(676)	(1,232)
Federal and state income taxes payable	2,497	(649)	(1,614)
Net cash provided by operating activities	45,389	8,768	34,688

Cash flows from investing activities:
Marketable securities purchased	(47,709)	(20,024)	(3,918)
Marketable securities - maturities and sales	46,243	29,195	38,539
Purchase of property, plant and equipment	(1,840)	(1,030)	(2,866)
Proceeds from notes receivable	627	106	543
Acquisition of businesses, net of cash acquired	-	(24,683)	-
Proceeds from sale of subsidiary	2,000	-	-
Proceeds from insurance claim	232	-	250
Net cash provided by (used in) investing activities	(447)	(16,436)	32,548

Cash flows from financing activities:
Dividends paid	(28,385)	(31,826)	(44,083)
Proceeds from sale of treasury stock	429	436	571
Other	(40)	(36)	45
Net cash used in financing activities	(27,996)	(31,426)	(43,467)

Net increase (decrease) in cash and cash equivalents	16,946	(39,094)	23,769
Cash and cash equivalents at beginning of year	70,711	109,805	86,036
Cash and cash equivalents at end of year	$87,657	$70,711	$109,805

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$6,843	$8,208	$10,071

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2020	7,025	$7,441	$12,438	$367,627	$154	$(13,312)	$374,348
Net earnings				25,654			25,654
Unrealized loss on available-for-sale securities, net of tax					(134)		(134)
Dividends paid March 13, $1.00 per share regular, $5.25 per share extra				(44,083)			(44,083)
Other	17		1,305	-		533	1,838
Balance December 31, 2021	7,042	7,441	13,743	349,198	20	(12,779)	357,623
Net earnings				20,699			20,699
Unrealized loss on available-for-sale securities, net of tax					(123)		(123)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(31,826)			(31,826)
Other	21		1,056	-		623	1,679
Balance December 31, 2022	7,063	7,441	14,799	338,071	(103)	(12,156)	348,052
Net earnings				34,559			34,559
Unrealized gain on available-for-sale securities, net of tax					125		125
Dividends paid March 15, $1.00 per share regular, $3.00 per share extra				(28,385)			(28,385)
Other	19		1,232			673	1,905
Balance December 31, 2023	7,082	$7,441	$16,031	$344,245	$22	$(11,483)	$356,256

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

(3)  GENERAL:  All of the Company’s businesses were deemed essential and as a result, all operated during the COVID-19 shutdowns.  Distribution systems of customers that survived the shutdowns are largely intact as most key retail customers' outlets have been open since third quarter 2020. Although many employees continue to work from home, customer offices are open and trade shows have resumed.  As a result of government COVID-19 policies, labor and material costs have materially increased.  Labor shortages continue.  Due to the Company's historical conservative practices, it has no debt and has adequate balances to fund its operations.”

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $5,471,000 and $5,454,000 at December 31, 2023 and 2022, respectively, are included as reductions of cash and cash equivalents or book overdrafts in accounts payable, as appropriate.

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

At December 31, 2023 and 2022, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2023
Certificates of Deposit	21,305	21,331	58	31
Variable Rate Demand Notes	5,123	5,123	-	-
Total Marketable Securities	$26,428	$26,454	$58	$31

December 31, 2022
Fixed Rate Municipal Bonds	$11,460	$11,405	$-	$58
Certificates of Deposit	9,895	9,820	22	94
Variable Rate Demand Notes	3,638	3,638	-	-
Total Marketable Securities	$24,993	$24,863	$22	$152

Proceeds from sales and maturities of marketable securities totaled $46,243,000 in 2023, $29,195,000 in 2022, and $38,539,000 in 2021.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2023, 2022 and 2021.  Net unrealized gains (losses) included in other comprehensive income were $158,000, ($156,000) and ($170,000) before taxes for the years ended December 31, 2023, 2022, and 2021, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2023 are as follows: $16,330,000 within one year; $7,536,000 beyond one year to five years; and $2,562,000 beyond five years to ten years. All of the instruments in the beyond five year range are variable rate demand notes which, as noted above, can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

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

(9)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is primarily provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long-lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  As of December 31, 2023, net property, plant and equipment included $6,223,000 related to leased manufacturing and office space.  See Note M.  Approximately $642,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings, at December 31, 2023.

(10)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized when the carrying value of the reporting unit is greater than the fair value of the reporting unit.  During the fourth quarter of 2022, the Company assessed the poor historical performance and outlook for one of the reporting units in its Safety segment and opted to perform a quantitative assessment for impairment.  The Company utilized discounted cash flow models to determine the reporting unit’s fair value.  There was no goodwill impairment recognized during 2023 or 2021. A goodwill impairment of $3,832,000 was recognized during 2022.

The Company's goodwill was $19,433,000 and $18,573,000 as of December 31, 2023 and 2022, respectively, all of which related to the Defense segment. There have been no impairments recognized for goodwill in the Defense segment.  During 2022, all of the Safety segment's goodwill was deemed impaired.

	(In thousands)
	GOODWILL
	Defense	Safety
Balance at December 31, 2021	$11,485	$3,832
Additions	7,088	-
Less: Impairments	-	(3,832)
Balance at December 31, 2022	$18,573	$-
Additions	860	-
Balance at December 31, 2023	$19,433	$-

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

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company utilized discounted cash flow models to determine its fair value.  There was no impairment of intangible assets recognized during 2023 or 2021. During 2022, the Company recognized an impairment of technology software of $1,463,000 that pertains to the Safety segment.

The following shows the gross carrying amounts of the intangible assets and accumulated amortization at  December 31, 2023 and 2022:

	(In thousands)
	INTANGIBLE ASSETS
	Technology Software and Other	Contracts/ Customer Relationships	Trade Secrets	Total
December 31, 2023
Gross Carrying Amount	$290	$6,058	$1,000	$7,348
Accumulated Amortization	(290)	(1,768)	-	(2,058)
Net intangible assets	$-	$4,290	$1,000	$5,290

December 31, 2022
Gross Carrying Amount	$290	$6,058	$1,000	$7,348
Accumulated Amortization	(97)	(325)	-	(422)
Net intangible assets	$193	$5,733	$1,000	$6,926

The Company estimates it will record amortization expense for the succeeding years as follows:

Years ending December 31:	(In thousands)
2024	$1,515
2025	1,515
2026	1,260
$4,290

Amortization expense was $1,635,000, $582,000, and $214,000 during the years ended December 31, 2023, 2022, and 2021, respectively.

(12) OTHER ASSETS: Other assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance and Safety segments.  The Company expects to utilize the prepayments and related materials remaining as of  December 31, 2023 over an estimated period of one year.  As of December 31, 2023 and 2022, $5,018,000 and $7,578,000 of such prepayments, respectively, remained unused and outstanding.  At December 31, 2023 and 2022, $5,018,000 and $5,890,000 of these amounts, respectively, are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of December 31, 2023 and 2022, $13,666,000 and $5,660,000, respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Consolidated Balance Sheets.  During 2023, 2022, and 2021, the Company recognized revenue of $326,000, $0 and $3,208,000, respectively, that was included in the Defense segment contract liability at the beginning of those respective years. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During 2023, 2022, and 2021, there were no material adjustments to the aforementioned estimates.  There were no material amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $564,005,000 and $505,069,000 as of December 31, 2023 and 2022, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18- to 36-month period.  The performance obligations in the Housewares/Small Appliances and Safety segments have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from two segments: Housewares/Small Appliance and Defense, as shown in Note L. Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

(14) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $226,000, $209,000 and $150,000 in 2023, 2022, and 2021, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2023	2022
Beginning balance January 1	$521	$218
Accruals during the period	1,548	3,026
Charges / payments made under the warranties	(1,703)	(2,723)
Balance December 31	$366	$521

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

(18) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS:  The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2023.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a company’s effective tax rate reconciliation and provision for income taxes, as well as information on income taxes paid.  ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024.  As this update relates to disclosures only, the Company does not expect ASU 2023-09 will have an impact on its consolidated results of operations and financial condition.

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $29,627,000 and $32,994,000 as of December 31, 2023 and 2022, respectively, and consists of housewares/small appliance finished goods, as well as, certain Safety segment inventories as of  December 31, 2022.  Under LIFO, inventories are valued at approximately $9,477,000 and $9,249,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2023 and 2022, respectively.  During the years ended December 31, 2023, 2022, and 2021, $3,575,000, $2,180,000, and $0, respectively, of LIFO layers were liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance and Safety segments.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2023	$(228)	$186	$0.03
2022	$4,925	$(3,925)	$(0.55)
2021	$(9,745)	$7,698	$1.09

This information is provided for comparison with companies using the FIFO basis.

Inventory for the Defense segment, certain products for the Safety segment, and raw materials and certain prepaid products of the Housewares/Small Appliance segment are valued under the FIFO method and total $160,793,000 and $119,114,000 at December 31, 2023 and 2022, respectively.  At December 31, 2023, the FIFO total was comprised of $2,188,000 of finished goods, $144,684,000 of work in process, and $13,921,000 of raw material.  At December 31, 2022, the FIFO total was comprised of $3,255,000 of finished goods, $105,564,000 of work in process, and $10,324,000 of raw material.

C.   ACCRUED LIABILITIES:

At December 31, 2023, accrued liabilities consisted of contract liabilities $13,666,000 (see Note A(13)), payroll $8,167,000, product liability $5,065,000, payroll taxes $330,000, environmental $900,000, and other $2,441,000.  At December 31, 2022, accrued liabilities consisted of payroll $7,631,000, contract liabilities $5,660,000 (see Note A(13)), product liability $5,407,000, payroll taxes of $309,000, environmental $921,000, and other $1,640,000.

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

D.   TREASURY STOCK:

As of December 31, 2023, the Company has authority from the Board of Directors to reacquire an additional 497,012 shares.  During 2023, 2022, and 2021, 569, 510, and 292 shares, respectively, were acquired from participants in the Company’s Incentive Compensation Plans described in Note F to cover those participants’ tax withholding obligations related to vested stock grants in accordance with the Plans’ rules.  Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

During 2023, 2022, and 2021, the Company granted 1,487 shares, 7,271 shares, and 9,238 shares of restricted stock, respectively, to 40 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plans, the restricted stock vests on specified dates in 2024 through 2028, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $512,000, $476,000, and $469,000 in 2023, 2022, and 2021, respectively. As of December 31, 2023, there was approximately $1,132,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 3.1 years.  There were 4,109, 3,482, and 2,981 shares of restricted stock that vested during 2023, 2022, and 2021, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2023		2022		2021
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	32,336	$89.49	28,934	$95.54	22,721	$96.82
Granted	1,487	77.03	7,271	70.72	9,238	90.01
Vested	(4,109)	68.46	(3,482)	100.05	(2,981)	88.23
Forfeited	(43)	93.29	(387)	93.91	(44)	88.41
Non-vested at end of period	29,671	$88.37	32,336	$89.49	28,934	$95.54

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,292,000 in 2023, $1,238,000 in 2022, and $1,324,000 in 2021. In addition, the Company made cash contributions of $936,000 in 2023, $884,000 in 2022, and $859,000 in 2021 to the 401(k) Plan.  The Company also contributed $417,000, $427,000, and $465,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2023, 2022, and 2021, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes:

	For Years Ended December 31 (in thousands)
	2023	2022	2021
Current:
Federal	$9,314	$7,389	$6,675
State	(252)	167	1,742
	9,062	7,556	8,417
Deferred:
Federal	(1,509)	(2,157)	(819)
State	319	(154)	(793)
	(1,190)	(2,311)	(1,612)
Total tax provision	$7,872	$5,245	$6,805

The effective rate of the provision for income taxes on earnings before income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	0.1%	0.0%	2.3%
Research and development credit	(1.8%)	(2.1%)	(2.0%)
Adjustment for prior year estimates	(0.6%)	1.2%	0.1%
Foreign-derived intangible income	(0.3%)	(0.2%)	(0.2%)
Tax exempt interest and dividends	0.0%	(0.1%)	(0.1%)
Other	0.2%	0.4%	(0.1%)
Effective rate	18.6%	20.2%	21.0%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2023	2022
Deferred tax assets
Research and development expenses	$3,215	$1,284
State NOL and tax credit carryforwards	1,534	2,336
Insurance (primarily product liability)	1,128	1,142
Other	1,654	1,457
Inventory	969	1,095
Vacation	904	908
Doubtful accounts	140	1,933
Subtotal	9,544	10,155
Less: valuation allowance	954	1,960
Total deferred tax assets	8,590	8,195

Deferred tax liabilities
Goodwill and other intangibles	1,921	2,157
Depreciation	860	532
Deferred revenue	6	-
Total deferred tax liabilities	2,787	2,689

Net deferred tax assets	$5,803	$5,506

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  The Company believes it is more likely than not that the benefit from certain state NOL and tax credit carryforwards will not be realized.  A significant factor of objective negative evidence evaluated was the cumulative losses incurred in the Safety segment over the three-year period ended December 31, 2023.  Such objective evidence limits the ability to consider subjective evidence, such as projections for future growth.

On the basis of this evaluation, as of December 31, 2023 and 2022, valuation allowances of $954,000 and $1,960,000, respectively, have been provided on the deferred tax assets related to these state NOL and tax credit carryforwards, which will expire between 2034 and 2043.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2023 and 2022:

	(In thousands)
	2023	2022
Balance at January 1	$2,458	$2,375
Increases for tax positions taken related to the current year	544	628
Increases for tax positions taken related to prior years	70	32
Lapse of statute of limitations	(530)	(577)
Settlements	(61)	-
Balance at December 31	$2,481	$2,458

The ending net unrecognized tax benefits results from adjusting the gross balance for deferred tax items, interest and penalties, and deductible taxes. The net unrecognized tax benefits are included in Deferred Income Taxes and Federal and State Income Taxes - Non-current within the Consolidated Balance Sheet.

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  During the years ended December 31, 2023, 2022 and 2021, the Company accrued approximately $166,000, $169,000 and $169,000 in interest expense, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  Tax years 2020 through 2022 are currently open for examination.  For all states in which it does business, the Company is subject to state audit statutes.

I.   COMMITMENTS AND CONTINGENCIES:

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, there was one customer that accounted for 11% of consolidated net sales for the year ended December 31, 2023. There were no customer concentrations over 10% for the year ended December 31, 2022. There was one customer that accounted for 10% of consolidated net sales for the year ended December 31, 2021.

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

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2023, 2022, and 2021, substantially all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition or negotiation at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2023, 191 employees of Amron, or 19% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2025.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the city of Eau Claire.  As of December 31, 2023, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2023, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $900,000 and $921,000 as of December 31, 2023 and 2022, respectively, and is included in accrued liabilities on its balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2024	$190
2025	129
2026	118
2027	107
2028	96
Thereafter	260
$900

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

The Safety segment was started in 2019 with the acquisition of OneEvent Technologies, Inc., which focuses on protection for buildings, homes, assets, and occupants.  The company is located in Mount Horeb, Wisconsin and was established in 2014.  OneEvent's cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict, alert, and prevent.  Sensors measure a variety of environmental data including temperature, smoke, carbon monoxide, motion, humidity, water, and more.  On purchase, it was combined with Rusoh, Inc. which designed and marketed fire extinguishers.  Previous to 2019, Rusoh Inc. had been in included in the Company’s Housewares/Small Appliance segment. The Company divested of Rusoh, Inc. on November 14, 2023, and recognized proceeds of $2,000,000 and a gain on sale before taxes of $351,000.  On July 29, 2022, certain assets were purchased and certain liabilities were assumed of Knox Safety, Inc., a company formed in 2019 with operations in Illinois and North Carolina.  Knox Safety is a startup company that designs and sells carbon monoxide detectors for residential use. Subsequent to the acquisition, the company legally adopted the corporate name Rely Innovations, Inc. See Note P.

	(in thousands)
	Housewares / Small Appliance	Defense	Safety	Total
Year ended December 31, 2023
External net sales	$97,619	$241,703	1,590	$340,912
Gross profit (loss)	19,867	52,003	(4,418)	67,452
Operating profit (loss)	7,352	38,286	(10,605)	35,033
Total assets	191,902	242,272	6,362	440,536
Depreciation and amortization	1,030	4,635	342	6,007
Capital expenditures	488	1,168	184	1,840

Year ended December 31, 2022
External net sales	$118,347	$202,483	793	$321,623
Gross profit (loss)	17,422	42,638	(4,935)	55,125
Operating profit (loss)	5,262	31,644	(14,779)	22,127
Total assets	211,804	194,422	5,621	411,847
Depreciation and amortization	975	1,613	391	2,979
Capital expenditures	527	393	110	1,030

Year ended December 31, 2021
External net sales	$115,924	$239,514	339	$355,777
Gross profit (loss)	9,974	61,205	(6,783)	64,396
Operating profit (loss)	(2,631)	51,216	(18,556)	30,029
Total assets	242,456	168,296	9,646	420,398
Depreciation and amortization	1,215	1,530	233	2,978
Capital expenditures	738	1,966	162	2,866

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

M.   LEASES

The Company accounts for leases under ASC Topic 842, Leases.  The Company’s leasing activities include roles as both lessee and lessor.  As lessee, the Company’s primary leasing activities include buildings and structures to support its manufacturing operations at one location in its Defense segment, warehouse space and equipment to support its distribution center operations in its Housewares/Small Appliances segment, and office space to support its Safety segment's operations.  As lessor, the Company’s primary leasing activity is comprised of manufacturing and office space located adjacent to its corporate offices.  All of the Company’s leases are classified as operating leases.

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

	Years Ending
	(In thousands)
Summary of Lease Cost	2023	2022	2021
Operating lease cost	$1,215	$1,079	$938
Short-term and variable lease cost	206	169	252
Total lease cost	$1,421	$1,248	$1,190

Rent expense was approximately $1,348,000, $1,129,000, and $1,076,000 for the years ended December 31, 2023, 2022, and 2021, respectively.  Operating cash used for operating leases was $1,421,000, $1,248,000, and $1,190,000 for the years ended December 31, 2023, 2022, and 2021, respectively.  The weighted-average remaining lease term was 19.5 years, and the weighted-average discount rate was 4.8% as of December 31, 2023.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2024	$1,005
2025	879
2026	807
2027	808
2028	814
Thereafter	13,009
Total lease payments	$17,322
Less: future interest expense	6,658
Lease liabilities	$10,664

Lease income from operating lease payments was $2,281,000, $2,195,000, $1,971,000 for the years ended December 31, 2023, 2022, and 2021, respectively and is included in Other income on the Consolidated Statements of Comprehensive Income.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2024	$2,186
2025	2,186
2026	2,186
2027	2,186
2028	2,186
Thereafter	6,558
Total lease payments	$17,488

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

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2023 and 2022:

	(In thousands, except per share data)
				Per Share (basic and diluted)
Quarter	Net Sales	Gross Profit	Net Earnings	Net Earnings
2023
First	$80,409	$18,020	$8,878	$1.25
Second	78,946	13,380	5,503	0.77
Third	83,141	15,399	7,019	0.99
Fourth	98,416	20,653	13,159	1.85
Total	$340,912	$67,452	$34,559	$4.86

2022
First	$60,754	$9,711	$2,915	$0.41
Second	77,138	15,038	$6,684	$0.94
Third	69,683	17,062	$8,927	$1.26
Fourth	114,048	13,314	2,173	0.31
Total	$321,623	$55,125	$20,699	$2.92

Fourth quarter sales are impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment typically orders/purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The Defense and Safety segments are typically non-seasonal.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintained an unsecured line of credit for short term operating cash needs of $5,000,000 as of December 31, 2023 and 2022. There were no amounts outstanding under this line of credit as of  December 31, 2023 and 2022, which expires September 30, 2024.  The interest rate on the line of credit is reset monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one half of one percent.  In addition, the Company did not issue commercial letters of credit as of  December 31, 2023 and 2022.

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

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition was recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities.  The following table shows the amounts recorded as of their acquisition date.

(in thousands)

Accounts receivable	1,832
Inventories	1,274
Other current assets	7
Property, plant and equipment	868
Intangible assets	290
Right-of-use lease assets	1,126
Total assets acquired	5,397
Less: Current liabilities assumed	(776)
Less: Lease liability - noncurrent	(1,004)
Net assets acquired	$3,617

The acquired intangibles primarily included trademarks and safety certifications that will be amortized over a period of two years. Due to its startup nature and history of operating losses, the acquisition of Knox Safety resulted in a bargain purchase gain of $492,000, which was included with Selling and general expenses in the Consolidated Statements of Comprehensive Income. There was no material tax impact from the acquisition on the Company’s Consolidated Financial Statements. The Company’s results of operations for 2022 included revenue of $265,000 and loss of ($1,546,000) from the acquired facility from the date of acquisition through December 31, 2022.

On October 26, 2022, the Company’s wholly owned subsidiary, National Defense Corporation, and newly formed subsidiary Woodlawn Manufacturing, LLC, acquired with cash on hand of $21,558,000 the equity interests of Woodlawn Manufacturing, Ltd.  Woodlawn Manufacturing, Ltd, is a high volume manufacturer of precision metal parts and assemblies primarily for the defense and aerospace industry.

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition was recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities.  The following table shows the amounts recorded as of their acquisition date.  During the quarter ended April 2, 2023, $860,000 of additional deferred tax liabilities were identified that would have existed as of the date of acquisition.  Accordingly, both Goodwill and Deferred tax liability balances were increased during that quarter. Additionally, the Company reclassed land assets to land improvement assets during 2023. The reclass had no net effect on property, plant, and equipment. The table below reflects those adjustments.

(in thousands)

Accounts receivable	2,136
Inventories	2,309
Other current assets	130
Property, plant and equipment	6,400
Intangible assets	6,058
Goodwill	7,948
Total assets acquired	24,981
Less: Current liabilities assumed	(1,084)
Less: Deferred tax liability	(2,339)
Net assets acquired	$21,558

The acquired intangible assets primarily include customer contracts and will be amortized over a period of four years.  The amount of goodwill recorded reflects expected earning potential and synergies with other operations in the Defense segment.  The recorded goodwill is not deductible for income tax purposes.  The Company’s results of operations for 2022 included revenue of $3,219,000 and net earnings of $101,000 from the acquired facility from the date of acquisition through December 31, 2022.

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

Q.   OTHER

The Company had entered into a licensing agreement with another firm that holds intellectual property in the Rusoh® self-service/self-reloadable fire extinguisher.  Under the agreement, the Company had advanced the entity funds and agreed to pay royalties to the entity on the commercial sales of the developed products.  The fire extinguisher was introduced to the commercial market in 2017 and the retail market in 2021, and experienced several obstacles in both markets.  As the promisor's ability to pay had been hindered by lack of royalties earned and projected to be earned under the agreement, repayment of the notes was doubtful.  Accordingly, at December 31, 2021, the Company fully reserved both the notes and accrued interest receivable.  Notes receivable plus accrued interest of $7,615,000 related to the license agreement were previously classified as non-current Notes Receivable on the Company’s Consolidated Balance Sheets. The charge related to the impairment was included in the Selling and general expenses on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2021.  The Company terminated its agreement with the other firm on November 14, 2023, upon the sale of Rusoh, Inc. to the firm. (See Note L.)

R.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material events or transactions.

On February 16, 2024, the Company’s Board of Directors announced a regular dividend of $1.00 per share, plus an extra dividend of $3.50. On March 15, 2024, a payment of $32,029,000 was made to stockholders of record as of March 1, 2024.

Reports of Independent Registered Public Accounting Firms

To the Shareholders and the Board of Directors of National Presto Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and schedule II (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that is communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Defense Segment Contracts

As described in Note A (13) and L to the financial statements, the Company’s external net sales recognized for its Defense segment amounted to $242 million for the year ended December 31, 2023. The Company's contracts in the Defense segment are primarily with the U.S. Department of Defense (DOD) and DOD prime contractors. The Company generally recognized revenue on these contracts at a point in time when the customer obtains legal title and formally documents that it has accepted the products. There are certain termination clauses in Defense segment contracts that could give rise to an over-time pattern of recognition of revenue in the absence of alternative use of the product. Significant judgment is required by management to conclude whether or not (i) the Company has an enforceable right to payment for its performance to date under the contract and (ii) the asset created by the Company’s performance under the contract has an alternative use to the Company.

We identified the determination of whether control in Defense segment sales contracts transfers to the customer at a point in time or over time as a critical audit matter because of the significant assumptions and judgments made by management. Auditing management’s assumptions and judgements regarding when control transfers involved a high degree of auditor judgment and an increased effort.

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

-	Evaluating evidence that the assets created by the Company’s performance under the contract have an alternative use by verifying sales of the same or similar products to other customers.

●	We reviewed government contracts under ASC 606 to assist in the evaluation of management’s assessment of positive and negative evidence and their conclusions of the timing of when control has been transferred to its customers under the contract.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Milwaukee, Wisconsin

March 15, 2024

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  December 31, 2023, 2022 and 2021

(In thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2023	$338	$285	$-	$27	$596
Year ended December 31, 2022	$338	$-	$-	$-	$338
Year ended December 31, 2021	$312	$50	$-	$24	$338

Allowance for doubtful note receivable:
Year ended December 31, 2023	$7,615	$-	$7,615	$-	$-
Year ended December 31, 2022	$7,615	$-	$-	$-	$7,615
Year ended December 31, 2021	$-	$7,615	$-	$-	$7,615

Valuation allowance for deferred tax assets:
Year ended December 31, 2023	$1,960	$398	$-	$1,404	$954
Year ended December 31, 2022	$1,695	$265	$-	$-	$1,960
Year ended December 31, 2021	$520	$1,175	$-	$-	$1,695

Notes:

(A) Amounts charged to selling and general expenses or provision for income taxes from continuing operations.

(B) Amounts charged to other accounts.  Charged to Gain on sale of assets, net of outstanding balance due. See Note L.

(C) Principally bad debts written off, net of recoveries.