Form 10-Q
period 2024-03-31
NATIONAL PRESTO INDUSTRIES INC
filed 2024-05-10
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

There were 7,097,632 shares of the Issuer’s Common Stock outstanding as of May 10, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2024 and December 31, 2023

(Dollars in thousands)

	March 31, 2024 (Unaudited)		December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$63,546		$87,657
Marketable securities		24,372		26,454
Accounts receivable, net		38,099		48,727
Inventories:
Finished goods	$26,426		$31,815
Work in process	162,345		144,684
Raw materials	15,215	203,986	13,921	190,420
Notes receivable, current		1,470		1,629
Other current assets		6,821		5,223
Total current assets		338,294		360,110
PROPERTY, PLANT AND EQUIPMENT	$107,390		$107,010
Less allowance for depreciation	68,867	38,523	67,774	39,236
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		4,912		5,290
RIGHT-OF-USE LEASE ASSETS		10,490		10,664
DEFERRED INCOME TAXES		5,803		5,803
		$417,455		$440,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2024 and December 31, 2023

(Dollars in thousands)

	March 31, 2024 (Unaudited)		December 31, 2023
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$32,624		$38,232
Federal and state income taxes		4,323		2,539
Lease liabilities		675		678
Accrued liabilities		36,105		30,570
Total current liabilities		73,727		72,019
LEASE LIABILITIES - NON-CURRENT		9,815		9,986
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		2,275		2,275
Total liabilities		85,817		84,280
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	16,496		16,031
Retained earnings	318,766		344,245
Accumulated other comprehensive income	21		22
	342,724		367,739
Treasury stock, at cost	11,086		11,483
Total stockholders' equity		331,638		356,256
		$417,455		$440,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2024 and April 2, 2023

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2024	2023
Net sales	$76,653	$80,409
Cost of sales	62,800	62,389
Gross profit	13,853	18,020
Selling and general expenses	7,197	8,221
Intangibles amortization	379	379
Operating profit	6,277	9,420
Other income	2,075	1,853
Earnings before provision for income taxes	8,352	11,273
Provision for income taxes	1,784	2,395
Net earnings	$6,568	$8,878

Weighted average shares outstanding:
Basic and diluted	7,117	7,097

Net Earnings per share:
Basic and diluted	$0.92	$1.25

Comprehensive income:
Net earnings	$6,568	$8,878
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	-	15
Comprehensive income	$6,568	$8,893

Cash dividends declared and paid per common share	$4.50	$4.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2024 and April 2, 2023

(Unaudited)

(Dollars in thousands)

	2024	2023
Cash flows from operating activities:
Net earnings	$6,568	$8,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,095	1,328
Intangibles amortization	379	379
Benefit from doubtful accounts	(285)	-
Non-cash retirement plan expense	262	259
Other	79	246
Changes in operating accounts:
Accounts receivable, net	10,913	29,050
Inventories	(13,564)	(3,081)
Other assets and current assets	(1,598)	(2,317)
Accounts payable and accrued liabilities	(73)	378
Federal and state income taxes	1,779	2,351
Net cash provided by operating activities	5,555	37,471

Cash flows from investing activities:
Marketable securities purchased	(2,926)	(5,385)
Marketable securities - maturities and sales	5,009	1,253
Proceeds from note receivable	174	6
Purchase of property, plant and equipment	(389)	(498)
Proceeds from insurance claim	-	23
Net provided by (used in) investing activities	1,868	(4,601)

Cash flows from financing activities:
Dividends paid	(32,029)	(28,385)
Proceeds from sale of treasury stock	513	429
Other	(18)	-
Net cash used in financing activities	(31,534)	(27,956)

Net increase (decrease) in cash and cash equivalents	(24,111)	4,914
Cash and cash equivalents at beginning of period	87,657	70,711
Cash and cash equivalents at end of period	$63,546	$75,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2024 and April 2, 2023

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2022	7,063	$7,441	14,799	$338,071	$(103)	$(12,156)	$348,052
Net earnings				8,878			8,878
Unrealized gain on available-for-sale securities, net of tax					15		15
Dividends paid March 15, $1.00 per share regular, $3.00 per share extra				(28,385)			(28,385)
Other	13		509	-	-	413	922
Balance April 2, 2023	7,076	$7,441	$15,308	$318,564	$(88)	$(11,743)	$329,482

Balance December 31, 2023	7,082	$7,441	$16,031	$344,245	$22	$(11,483)	$356,256
Net earnings				6,568			6,568
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(32,029)			(32,029)
Other	16		465	(18)	(1)	397	843
Balance March 31, 2024	7,098	$7,441	$16,496	$318,766	$21	$(11,086)	$331,638

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all of the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of  December 31, 2023 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2023 Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

NOTE B – REVENUES

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of March 31, 2024 and December 31, 2023, $20,012,000 and $13,666,000, respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $1,473,000 during the three month period ended March 31, 2024 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three month periods ended March 31, 2024 and April 2, 2023, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment was $692,608,000 and $564,005,000 as of March 31, 2024 and December 31, 2023, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 36-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from three segments: Housewares/Small Appliance, Defense, and Safety, as shown in Note D. Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

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

NOTE D – BUSINESS SEGMENTS

In the following summary, operating profit represents earnings before other income and income taxes.  The Company's segments operate discretely from each other with no shared owned or leased manufacturing facilities.  Costs associated with corporate activities (such as cash, cash equivalents, and marketable securities management) and the assets associated with such activities are included within the Housewares/Small Appliances segment for all periods presented.

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended March 31, 2024
External net sales	$21,267	$55,040	$346	$76,653
Gross profit (loss)	3,108	11,924	(1,179)	13,853
Operating profit (loss)	449	8,315	(2,487)	6,277
Total assets	155,577	255,691	6,187	417,455
Depreciation and amortization	240	1,194	40	1,474
Capital expenditures	33	304	52	389

Quarter ended April 2, 2023
External net sales	$21,052	$58,858	$499	$80,409
Gross profit (loss)	4,706	14,059	(745)	18,020
Operating profit (loss)	1,345	10,519	(2,444)	9,420
Total assets	182,139	207,151	6,589	395,879
Depreciation and amortization	252	1,342	113	1,707
Capital expenditures	66	166	266	498

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

The carrying amounts for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments.  See Note F for fair value information on marketable securities.

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

At March 31, 2024 and December 31, 2023, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2024
Certificates of Deposit	19,819	19,846	41	14
Variable Rate Demand Notes	4,526	4,526	-	-
Total Marketable Securities	$24,345	$24,372	$41	$14

December 31, 2023
Certificates of Deposit	21,305	21,331	58	31
Variable Rate Demand Notes	5,123	5,123	-	-
Total Marketable Securities	$26,428	$26,454	$58	$31

Proceeds from maturities and sales of available-for-sale securities totaled $5,009,000 and $1,253,000 for the three month periods ended March 31, 2024 and April 2, 2023, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gain (loss) included in other comprehensive income was $0 and $19,000 before taxes for the three month periods ended March 31, 2024 and April 2, 2023, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at March 31, 2024 are as follows: $15,848,000 within one year; $6,052,000 beyond one year to five years; and $2,445,000 beyond five years to ten years. All of the instruments in the beyond five year range are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials over an estimated period of one years.  As of March 31, 2024 and December 31, 2023, $3,084,000 and $5,018,000 of such prepayments, respectively, remained unused and outstanding and were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

NOTE H – LEASES

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

	Three Months Ended	Three Months Ended
Summary of Lease Cost (in thousands)	March 31, 2024	April 2, 2023
Operating lease cost	$305	$295
Short-term and variable lease cost	60	55
Total lease cost	$365	$350

Operating cash used for operating leases was $365,000 and $350,000 for the three months ended March 31, 2024 and April 2, 2023, respectively.  The weighted-average remaining lease term was 19.5 years, and the weighted-average discount rate was 4.8% as of March 31, 2024.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2024 (remaining nine months)	$742
2025	879
2026	807
2027	808
2028	814
Thereafter	12,968
Total lease payments	$17,018
Less: future interest expense	6,528
Lease liabilities	$10,490

Lease income from operating lease payments was $551,000 and $551,000 for the quarters ended March 31, 2024 and April 2, 2023, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2024 (remaining nine months)	$1,707
2025	2,186
2026	2,186
2027	2,186
2028	2,186
Thereafter	13,116
Total lease payments	$23,567

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

NOTE J – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

NOTE K - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2023 Annual Report to Stockholders, in the Proxy Statement for the annual meeting to be held on May 21, 2024, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

Health Epidemics, Pandemics, or Similar Public Health Crises Risks:

The Company faces a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases. A global health crisis like the COVID-19 pandemic has contributed to business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, reductions in demand for products and services, inflationary pressures and market volatility.  If a health epidemic, pandemic or similar outbreak were to occur or worsen, the Company will likely experience broad and varied impacts, including potentially labor shortages, supply chain disruptions, inflationary pressures and increased costs (which may or may not be fully recoverable or insured), contracting, production and/or distribution delays, market volatility and other financial impacts. If any or all of these items were to occur, the Company could experience material adverse impacts on its business, financial condition, results of operations and/or cash flows.

Comparison of First Quarter 2024 and 2023

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended March 31, 2024 and April 2, 2023.

On a consolidated basis, net sales decreased by $3,756,000 (5%), gross profit decreased by $4,167,000 (23%), selling and general expenses decreased by $1,024,000 (13%), and amortization was flat.  Other income increased by $222,000 (12%), earnings before provision for income taxes decreased by $2,921,000 (26%), and net earnings decreased by $2,310,000 (26%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales were relatively flat, increasing by $215,000 from $21,052,000 to $21,267,000, or 1%. Increases in volume of $1,240,000 were essentially offset by decreases in product pricing.  Defense net sales decreased by $3,818,000 from $58,858,000 to $55,040,000 or 7%, primarily reflecting an decrease in shipments from the segment's backlog.

Housewares/Small Appliance gross profit decreased $1,598,000 from $4,706,000 to $3,108,000, primarily reflecting changes in the product mix, as well as higher repair costs at its main facility. Defense gross profit decreased $2,135,000 from $14,059,000 to $11,924,000, primarily reflecting the decrease in sales mentioned above and changes to the product mix. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance decreased $702,000, primarily reflecting decreased accruals mainly relating to legal and professional costs of $382,000, and bad debts of $285,000. Selling and general expenses for the Defense segment were relatively flat. Selling and general expenses for the Safety segment decreased $319,000, primarily reflecting the decreased personnel costs of $189,000 and decreased legal and professional cost of $110,000.

The above items were responsible for the change in operating profit.

The $222,000 increase in other income was primarily attributable to an increase in interest income on marketable securities largely stemming from higher yields on a lower average daily investment.

Earnings before provision for income taxes decreased $2,921,000 from $11,273,000 to $8,352,000.  The provision for income taxes decreased from $2,395,000 to $1,784,000. The effective income tax rate was 21% for the quarters ended March 31, 2024 and April 2, 2023.  Net earnings decreased $2,310,000 from $8,878,000 to $6,568,000, or 26%.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,555,000 and $37,471,000 during the first three months of 2024 and 2023, respectively.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2024 were net earnings of $6,568,000, which included non-cash depreciation and amortization expenses of $1,474,000.  Contributing to the cash provided were decreases in accounts receivable levels stemming from cash collections on customer sales, offset by increases in inventory levels, as well as prepayments included in other current assets.  Of particular note during the first three months of 2023 were net earnings of $8,878,000, which included non-cash depreciation and amortization expenses of $1,707,000. Contributing to the cash provided were a large decrease in accounts receivable levels stemming from cash collections on customer sales and increases in payable and accrual levels, partially offset by increases in inventory levels and increases in deposits made to vendors included in other assets and current assets.

Net cash provided by investing activities was $1,868,000 for the first three months of 2024, and net cash used in investing activities was $4,601,000 for the first three months of  2023.  Significant factors contributing to the change were net maturities and sales of marketable securities of $2,083,000 in 2024, in contrast with net marketable securities purchased of $4,132,000 in 2023.

Net cash used in financing activities was $31,534,000 and $27,956,000, for the first three months of 2024 and 2023, respectively, and primarily relates to the annual dividend payments.  The extra dividend increased from $3.00 per share in 2023 to $3.50 per share in 2024.  Cash flows for both three month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $23,524,000 during the first three months of 2024 to $264,567,000 at March 31, 2024 for the reasons stated above.  The Company's current ratio was 4.6 to 1.0 and 5.0 to 1.0 at March 31, 2024 and December 31, 2023, respectively.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in its business segments per existing authorized projects and for additional projects, if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means.  The bulk of its marketable securities are invested in certificates of deposit and the variable rate demand notes described in Item 3 of Part I of this quarterly report on Form 10-Q, fixed rate municipal notes and bonds. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings.

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

The Company's critical accounting policies are those that materially affect its Consolidated Financial Statements and involve difficult, subjective, or complex judgments by management. The Company reviewed the development and selection of the critical accounting policies and believes the following are the most critical accounting policies that could have an effect on the Company's reported results as they involve the use of significant estimates and assumptions as described above.  These critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors.  See Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2023 filed on March 15, 2024 for more detailed information regarding the Company's critical accounting policies.

Inventories

New Housewares/Small Appliance and safety product introductions are an important part of the Company’s sales. In the case of the Housewares/Small Appliance segment, the introductions are important to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  The Housewares/Small Appliance segment recorded impairments related to such losses of $1,216,000 during the year ended 2023. There were no other obsolescence issues that had a material effect during the three months ended March 31, 2024 .  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note I to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended March 31, 2024.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: May 10, 2024