Form 10-Q
period 2024-06-30
NATIONAL PRESTO INDUSTRIES INC
filed 2024-08-09
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

There were 7,100,354 shares of the Issuer’s Common Stock outstanding as of August 9, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2024 and December 31, 2023

(Dollars in thousands)

	June 30, 2024 (Unaudited)		December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$32,571		$87,657
Marketable securities		20,870		26,454
Accounts receivable, net		51,999		48,727
Inventories:
Finished goods	$30,613		$31,815
Work in process	180,483		144,684
Raw materials	16,980	228,076	13,921	190,420
Notes receivable, current		1,414		1,629
Other current assets		4,683		5,223
Total current assets		339,613		360,110
PROPERTY, PLANT AND EQUIPMENT	$108,054		$107,010
Less allowance for depreciation	69,702	38,352	67,774	39,236
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		4,534		5,290
RIGHT-OF-USE LEASE ASSETS		10,360		10,664
DEFERRED INCOME TAXES		5,805		5,803
		$418,097		$440,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2024 and December 31, 2023

(Dollars in thousands)

	June 30, 2024 (Unaudited)		December 31, 2023
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$33,184		$38,232
Federal and state income taxes		738		2,539
Lease liabilities		669		678
Accrued liabilities		33,455		30,570
Total current liabilities		68,046		72,019
LEASE LIABILITIES - NON-CURRENT		9,691		9,986
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		2,275		2,275
Total liabilities		80,012		84,280
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	16,755		16,031
Retained earnings	324,861		344,245
Accumulated other comprehensive income	14		22
	349,071		367,739
Treasury stock, at cost	10,986		11,483
Total stockholders' equity		338,085		356,256
		$418,097		$440,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended

June 30, 2024 and July 2, 2023

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Net sales	$85,060	$78,946	$161,713	$159,355
Cost of sales	70,361	65,566	133,161	127,955
Gross profit	14,699	13,380	28,552	31,400
Selling and general expenses	7,959	7,679	15,156	15,900
Intangibles amortization	379	451	758	830
Operating profit	6,361	5,250	12,638	14,670
Other income	1,485	1,874	3,560	3,727
Earnings before provision for income taxes	7,846	7,124	16,198	18,397
Provision for income taxes	1,769	1,621	3,553	4,016
Net earnings	$6,077	$5,503	$12,645	$14,381

Weighted average shares outstanding:
Basic and diluted	7,128	7,106	7,122	7,101

Net Earnings per share:
Basic and diluted	$0.85	$0.77	$1.78	$2.03

Comprehensive income:
Net earnings	$6,077	$5,503	$12,645	$14,381
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	(7)	(7)	(7)	8
Comprehensive income	$6,070	$5,496	$12,638	$14,389

Cash dividends declared and paid per common share	$0.00	$0.00	$4.50	$4.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2024 and July 2, 2023

(Unaudited)

(Dollars in thousands)

	2024	2023
Cash flows from operating activities:
Net earnings	$12,645	$14,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,926	2,121
Intangibles amortization	758	830
Benefit from doubtful accounts	(285)	-
Non-cash retirement plan expense	464	451
Proceeds from insurance claim	-	527
Other	284	383
Changes in operating accounts:
Accounts receivable, net	(2,987)	27,675
Inventories	(37,655)	(15,810)
Other assets and current assets	540	(201)
Accounts payable and accrued liabilities	112	3,787
Federal and state income taxes	(4,130)	(1,143)
Net cash provided by (used in) operating activities	(28,328)	33,001

Cash flows from investing activities:
Marketable securities purchased	(5,432)	(39,725)
Marketable securities - maturities and sales	11,008	38,253
Proceeds from note receivable	230	6
Purchase of property, plant and equipment	(1,048)	(928)
Net provided by (used in) investing activities	4,758	(2,394)

Cash flows from financing activities:
Dividends paid	(32,029)	(28,385)
Proceeds from sale of treasury stock	513	429
Net cash used in financing activities	(31,516)	(27,956)

Net increase (decrease) in cash and cash equivalents	(55,086)	2,651
Cash and cash equivalents at beginning of period	87,657	70,711
Cash and cash equivalents at end of period	$32,571	$73,362

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended

June 30, 2024 and July 2, 2023

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance April 2, 2023	7,076	$7,441	15,308	$318,565	$(88)	$(11,743)	$329,483
Net earnings				5,503			5,503
Unrealized loss on available-for-sale securities, net of tax					(7)		(7)
Other	3		232	-	-	85	317
Balance July 2, 2023	7,079	$7,441	$15,540	$324,068	$(95)	$(11,658)	$335,296

Balance March 31, 2024	7,098	$7,441	$16,496	$318,766	$21	$(11,086)	$331,638
Net earnings				6,077			6,077
Unrealized loss on available-for-sale securities, net of tax					(7)		(7)
Other	2		259	18		100	377
Balance June 30, 2024	7,100	$7,441	$16,755	$324,861	$14	$(10,986)	$338,085

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2022	7,063	$7,441	14,798	$338,072	$(103)	$(12,156)	$348,052
Net earnings				14,381			14,381
Unrealized gain on available-for-sale securities, net of tax					8		8
Dividends paid March 15, $1.00 per share regular, $3.00 per share extra				(28,385)			(28,385)
Other	16		742	-	-	498	1,240
Balance July 2, 2023	7,079	$7,441	$15,540	$324,068	$(95)	$(11,658)	$335,296

Balance December 31, 2023	7,082	$7,441	$16,031	$344,245	$22	$(11,483)	$356,256
Net earnings				12,645			12,645
Unrealized loss on available-for-sale securities, net of tax					(7)		(7)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(32,029)			(32,029)
Other	18		724	-	(1)	497	1,220
Balance June 30, 2024	7,100	$7,441	$16,755	$324,861	$14	$(10,986)	$338,085

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of June 30, 2024 and December 31, 2023, $17,957,000 and $13,666,000, respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $2,983,000 during the six month period ended June 30, 2024 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, which primarily pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three and six month periods ended June 30, 2024 and July 2, 2023, there were no material adjustments to the aforementioned estimates.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment was $935,247,000 and $564,005,000 as of June 30, 2024 and December 31, 2023, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 36-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Quarter ended June 30, 2024
External net sales	$18,667	$66,126	$267	$85,060
Gross profit (loss)	3,461	12,779	(1,541)	14,699
Operating profit (loss)	157	9,038	(2,834)	6,361
Total assets	127,109	284,670	6,318	418,097
Depreciation and amortization	252	917	39	1,208
Capital expenditures	46	642	73	761

Quarter ended July 2, 2023
External net sales	$18,936	$59,705	$305	$78,946
Gross profit (loss)	4,188	10,193	(1,001)	13,380
Operating profit (loss)	852	7,116	(2,718)	5,250
Total assets	180,073	214,822	6,908	401,803
Depreciation and amortization	255	876	153	1,284
Capital expenditures	162	354	16	532

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Six Months Ended June 30, 2024
External net sales	$39,934	$121,166	$613	$161,713
Gross profit (loss)	6,569	24,703	(2,720)	28,552
Operating profit (loss)	606	17,353	(5,321)	12,638
Total assets	127,109	284,670	6,318	418,097
Depreciation and amortization	493	2,112	79	2,684
Capital expenditures	79	946	23	1,048

Six Months Ended July 2, 2023
External net sales	$39,988	$118,563	804	$159,355
Gross profit (loss)	8,894	24,252	(1,746)	31,400
Operating profit (loss)	2,197	17,635	(5,162)	14,670
Total assets	180,074	214,822	6,908	401,804
Depreciation and amortization	507	2,218	226	2,951
Capital expenditures	228	520	180	928

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

At June 30, 2024 and December 31, 2023, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2024
Certificates of Deposit	$11,331	11,350	$22	$3
Variable Rate Demand Notes	4,409	4,409	-	-
Other Fixed Rate Securities	5,113	5,111	-	1
Total Marketable Securities	$20,853	$20,870	$22	$4

December 31, 2023
Certificates of Deposit	21,305	21,331	58	31
Variable Rate Demand Notes	5,123	5,123	-	-
Total Marketable Securities	$26,428	$26,454	$58	$31

Proceeds from maturities and sales of available-for-sale securities totaled $6,003,000 and $37,000,000 for the three month periods ended June 30, 2024 and July 2, 2023, respectively, and totaled $11,008,000 and $38,253,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized loss included in other comprehensive income was $9,000 before taxes for the both three month periods ended June 30, 2024 and July 2, 2023, and were a net unrealized loss of $9,000 and net unrealized gain of $10,000 before taxes for the six month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at June 30, 2024 are as follows: $13,462,000 within one year; $5,061,000 beyond one year to five years; and $2,329,000 beyond five years to ten years. All of the instruments in the beyond five year range are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials during the current year.  As of June 30, 2024 and December 31, 2023, $1,987,000 and $5,018,000 of such prepayments, respectively, remained unused and outstanding and were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month period following those dates.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Summary of Lease Cost (in thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Operating lease cost	$305	$296	$610	$591
Short-term and variable lease cost	79	63	139	118
Total lease cost	$384	$359	$749	$709

Operating cash used for operating leases was $384,000 and $359,000 for the three months ended  June 30, 2024 and July 2, 2023, respectively, and $749,000 and $709,000 for the six months ended June 30, 2024 and July 2, 2023, respectively.  The weighted-average remaining lease term was 19.2 years, and the weighted-average discount rate was 4.7% as of June 30, 2024.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2024 (remaining six months)	$509
2025	902
2026	813
2027	808
2028	814
Thereafter	12,911
Total lease payments	$16,757
Less: future interest expense	6,397
Lease liabilities	$10,360

Lease income from operating lease payments was $569,000 and $551,000 for the quarters ended June 30, 2024 and July 2, 2023, respectively, and $1,120,000 and $1,102,000 for the six months then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2024 (remaining six months)	$1,138
2025	2,257
2026	2,257
2027	2,257
2028	2,257
Thereafter	13,542
Total lease payments	$23,708

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

NOTE J – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2023 Annual Report to Stockholders, in the Proxy Statement for the annual meeting held on May 21, 2024, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

Health Epidemics, Pandemics, or Similar Public Health Crises Risks:

The Company faces a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases. A global health crisis, COVID-19 pandemic contributed to business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, changes in demand for products and services, inflationary pressures and market volatility.  If a health epidemic, pandemic or similar outbreak were to occur or worsen, the Company will likely experience broad and varied impacts, including potentially labor shortages, supply chain disruptions, inflationary pressures and increased costs (which may or may not be fully recoverable or insured), contracting, production and/or distribution delays, market volatility and other financial impacts. If any or all of these items were to occur, the Company could experience material adverse impacts on its business, financial condition, and results of operations and/or cash flows.

Comparison of Second Quarter 2024 and 2023

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended June 30, 2024 and July 2, 2023.

On a consolidated basis, net sales increased by $6,114,000 (8%), gross profit increased by $1,319,000 (10%), selling and general expenses increased by $280,000 (4%), and amortization decreased by $72,000 (16%).  Other income decreased by $389,000 (21%), earnings before provision for income taxes increased by $722,000 (10%), and net earnings increased by $574,000 (10%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales were relatively flat, decreasing by $269,000 from $18,936,000 to $18,667,000, or 1%.  Defense net sales increased by $6,421,000 from $59,705,000 to $66,126,000 or 11%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit decreased $727,000 from $4,188,000 to $3,461,000, primarily reflecting increases in the cost of ocean shipping, as well as higher repair costs at its main facility. Defense gross profit increased $2,586,000 from $10,193,000 to $12,779,000, primarily reflecting the increase in sales mentioned above, changes to the product mix, and improved efficiencies. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance were relatively flat. Selling and general expenses for the Defense segment increased $664,000, primarily reflecting increased personnel and recruiting costs of $281,000 and the absence of a prior year adjustment of $313,000 related to the purchase of Woodlawn manufacturing, LTD., which was acquired on October 26, 2022. Selling and general expenses for the Safety segment decreased $351,000, primarily reflecting the decreased personnel costs of $173,000 and decreased legal and professional costs of $132,000.

The above items were responsible for the change in operating profit.

The $389,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from higher yields on a lower average daily investment.

Earnings before provision for income taxes increased $722,000 from $7,124,000 to $7,846,000.  The provision for income taxes increased from $1,621,000 to $1,769,000. The effective income tax rate was 23% for the quarters ended June 30, 2024 and July 2, 2023, respectively.  Net earnings increased $574,000 from $5,503,000 to $6,077,000, or 10%.

Comparison of First Six Months 2024 and 2023

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended June 30, 2024 and July 2, 2023.

On a consolidated basis, net sales increased by $2,358,000 (2%), gross profit decreased by $2,848,000 (9%), selling and general expenses decreased by $744,000 (5%), and amortization decreased by $72,000 (9%).  Other income decreased by $167,000 (5%), earnings before provision for income taxes decreased by $2,199,000 (12%), and net earnings decreased by $1,736,000 (12%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales were relatively flat, decreasing by $54,000 from $39,988,000 to $39,934,000.  Increases in volume of $1,177,000 were essentially offset by decreases in product pricing.  Defense net sales increased by $2,603,000 from $118,563,000 to $121,166,000 or 2%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit decreased $2,325,000 from $8,894,000 to $6,569,000, primarily reflecting increases in the cost of ocean shipping, higher repair costs at its main facility, and changes in various accruals. Defense gross profit increased $451,000 from $24,252,000 to $24,703,000, primarily reflecting the increase in sales mentioned above, changes to the product mix, and improved efficiencies. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance decreased $734,000, primarily reflecting decreased accruals relating to legal and professional costs of $264,000, self-insurance of $130,000, and bad debts of $285,000. Selling and general expenses for the Defense segment increased $664,000, primarily reflecting increased personnel and recruiting costs of $458,000,  and the absence of a prior year adjustment of $313,000 related to the purchase of Woodlawn manufacturing, LTD., which was acquired on October 26, 2022. Selling and general expenses for the Safety segment decreased $671,000, primarily reflecting the decreased personnel costs of $379,000 and decreased legal and professional costs of $242,000.

The above items were responsible for the change in operating profit.

The $167,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from higher yields on a lower average daily investment.

Earnings before provision for income taxes decreased $2,199,000 from $18,397,000 to $16,198,000.  The provision for income taxes decreased from $4,016,000 to $3,553,000. The effective income tax rate was 22% for the first six months ended June 30, 2024 and July 2, 2023.  Net earnings decreased $1,736,000 from $14,381,000 to $12,645,000, or 12%.

Liquidity and Capital Resources

Net cash used in operating activities was $28,328,000 during the first six months of 2024 compared to $33,001,000 provided by operating activities during the first six months of 2023.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2024 were net earnings of $12,645,000, which included non-cash depreciation and amortization expenses of $2,684,000.  Contributing to the cash used were increases in accounts receivable and inventory levels, as well as a decrease in federal and state taxes due.  Of particular note during the first six months of 2023 were net earnings of $14,381,000, which included non-cash depreciation and amortization expenses of $2,951,000. Contributing to the cash provided were a decrease in accounts receivable levels stemming from cash collections on customer sales and increases in payable and accrual levels, partially offset by increases in inventory levels.

Net cash provided by investing activities was $4,758,000 for the first six months of 2024, and net cash used in investing activities was $2,394,000 for the first six months of  2023.  Significant factors contributing to the change were net maturities and sales of marketable securities of $5,576,000 in 2024, in contrast with net marketable securities purchased of $1,472,000 in 2023.

Net cash used in financing activities was $31,516,000 and $27,956,000, for the first six months of 2024 and 2023, respectively, and primarily relates to the annual dividend payments.  The extra dividend increased from $3.00 per share in 2023 to $3.50 per share in 2024.  Cash flows for both six month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.

Working capital decreased by $16,524,000 during the first six months of 2024 to $271,567,000 at June 30, 2024 for the reasons stated above.  The Company's current ratio was 5.0 to 1.0 at both June 30, 2024 and December 31, 2023.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in its business segments per existing authorized projects and for additional projects, if the appropriate return on investment is projected.

The Company has substantial liquidity in the form of cash and cash equivalents and marketable securities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means.  The bulk of its marketable securities are invested in certificates of deposit and the variable rate demand notes described in Item 3 of Part I of this quarterly report on Form 10-Q. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings.

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

Inventories

New Housewares/Small Appliance and safety product introductions are an important part of the Company’s sales. In the case of the Housewares/Small Appliance segment, the introductions are important to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  The Housewares/Small Appliance segment recorded impairments related to such losses of $1,216,000 during the year ended 2023. There were no other obsolescence issues that had a material effect during the six months ended June 30, 2024.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in certificates of deposits and other fixed rate securities, with a weighted average life of 0.4 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note I to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended June 30, 2024.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: August 9, 2024