Form 10-Q
period 2024-09-29
NATIONAL PRESTO INDUSTRIES INC
filed 2024-11-08
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 2024

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

There were 7,100,354 shares of the Issuer’s Common Stock outstanding as of November 8, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 29, 2024 and December 31, 2023

(Dollars in thousands)

	September 29, 2024 (Unaudited)		December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$16,329		$87,657
Marketable securities		16,888		26,454
Accounts receivable, net		46,854		48,727
Inventories:
Finished goods	$40,285		$31,815
Work in process	204,838		144,684
Raw materials	18,495	263,618	13,921	190,420
Notes receivable, current		1,431		1,629
Other current assets		3,852		5,223
Total current assets		348,972		360,110
PROPERTY, PLANT AND EQUIPMENT	$110,873		$107,010
Less allowance for depreciation	70,509	40,364	67,774	39,236
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		4,155		5,290
RIGHT-OF-USE LEASE ASSETS		10,187		10,664
DEFERRED INCOME TAXES		5,791		5,803
		$428,902		$440,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 29, 2024 and December 31, 2023

(Dollars in thousands)

	September 29, 2024 (Unaudited)		December 31, 2023
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$39,567		$38,232
Federal and state income taxes		1,323		2,539
Lease liabilities		625		678
Accrued liabilities		28,974		30,570
Total current liabilities		70,489		72,019
LEASE LIABILITIES - NON-CURRENT		9,562		9,986
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		2,275		2,275
Total liabilities		82,326		84,280
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	17,010		16,031
Retained earnings	332,944		344,245
Accumulated other comprehensive income	67		22
	357,462		367,739
Treasury stock, at cost	10,886		11,483
Total stockholders' equity		346,576		356,256
		$428,902		$440,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 29, 2024 and October 1, 2023

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Net sales	$91,823	$83,141	$253,536	$242,496
Cost of sales	74,600	67,742	207,761	195,697
Gross profit	17,223	15,399	45,775	46,799
Selling and general expenses	7,621	7,904	22,777	23,804
Intangibles amortization	379	427	1,137	1,257
Operating profit	9,223	7,068	21,861	21,738
Other income	1,150	1,775	4,710	5,502
Earnings before provision for income taxes	10,373	8,843	26,571	27,240
Provision for income taxes	2,290	1,824	5,843	5,840
Net earnings	$8,083	$7,019	$20,728	$21,400

Weighted average shares outstanding:
Basic and diluted	7,131	7,108	7,126	7,104

Net Earnings per share:
Basic and diluted	$1.13	$0.99	$2.91	$3.01

Comprehensive income:
Net earnings	$8,083	$7,019	$20,728	$21,400
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	52	20	45	28
Comprehensive income	$8,135	$7,039	$20,773	$21,428

Cash dividends declared and paid per common share	$0.00	$0.00	$4.50	$4.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 29, 2024 and October 1, 2023

(Unaudited)

(Dollars in thousands)

	2024	2023
Cash flows from operating activities:
Net earnings	$20,728	$21,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,740	2,887
Intangibles amortization	1,137	1,257
Benefit from doubtful accounts	(285)	-
Non-cash retirement plan expense	695	672
Proceeds from insurance claim	-	527
Other	442	628
Changes in operating accounts:
Accounts receivable, net	2,158	22,317
Inventories	(73,198)	(31,756)
Other assets and current assets	1,371	1,335
Accounts payable and accrued liabilities	2,014	10,123
Federal and state income taxes	(3,595)	(600)
Net cash provided by (used in) operating activities	(45,793)	28,790

Cash flows from investing activities:
Marketable securities purchased	(5,432)	(42,195)
Marketable securities - maturities and sales	15,056	42,127
Proceeds from note receivable	230	627
Purchase of property, plant and equipment	(3,873)	(1,693)
Net provided by (used in) investing activities	5,981	(1,134)

Cash flows from financing activities:
Proceeds from line of credit	8,000	-
Payments on line of credit	(8,000)	-
Dividends paid	(32,029)	(28,385)
Proceeds from sale of treasury stock	513	429
Net cash used in financing activities	(31,516)	(27,956)

Net decrease in cash and cash equivalents	(71,328)	(300)
Cash and cash equivalents at beginning of period	87,657	70,711
Cash and cash equivalents at end of period	$16,329	$70,411

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 29, 2024 and October 1, 2023

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance July 2, 2023	7,079	$7,441	15,540	$324,068	$(95)	$(11,658)	$335,296
Net earnings				7,019			7,019
Unrealized gain on available-for-sale securities, net of tax					20		20
Other	3		248	-	-	99	347
Balance October 1, 2023	7,082	$7,441	$15,788	$331,087	$(75)	$(11,559)	$342,682

Balance June 30, 2024	7,100	$7,441	$16,755	$324,861	$14	$(10,986)	$338,085
Net earnings				8,083			8,083
Unrealized gain on available-for-sale securities, net of tax					52		52
Other	-		255	-	1	100	356
Balance September 29, 2024	7,100	$7,441	$17,010	$332,944	$67	$(10,886)	$346,576

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2022	7,063	$7,441	14,798	$338,072	$(103)	$(12,156)	$348,052
Net earnings				21,400			21,400
Unrealized gain on available-for-sale securities, net of tax					28		28
Dividends paid March 15, $1.00 per share regular, $3.00 per share extra				(28,385)			(28,385)
Other	19		990	-	-	597	1,587
Balance October 1, 2023	7,082	$7,441	$15,788	$331,087	$(75)	$(11,559)	$342,682

Balance December 31, 2023	7,082	$7,441	$16,031	$344,245	$22	$(11,483)	$356,256
Net earnings				20,728			20,728
Unrealized gain on available-for-sale securities, net of tax					45		45
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(32,029)			(32,029)
Other	18		979	-		597	1,576
Balance September 29, 2024	7,100	$7,441	$17,010	$332,944	$67	$(10,886)	$346,576

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of September 29, 2024 and December 31, 2023, $15,353,000 and $13,666,000, respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $6,463,000 during the nine month period ended September 29, 2024 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, which primarily pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During the three and nine month periods ended October 1, 2023, the Company made a cumulative adjustment increasing customer allowances by $775,000. There were no material adjustments to the aforementioned estimates during the three and nine month periods ended September 29, 2024.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment was $1,129,031,000 and $564,005,000 as of September 29, 2024 and December 31, 2023, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 36-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Three months ended September 29, 2024
External net sales	$24,816	$66,794	$213	$91,823
Gross profit (loss)	4,997	13,447	(1,221)	17,223
Operating profit (loss)	1,760	9,812	(2,349)	9,223
Total assets	118,773	303,614	6,515	428,902
Depreciation and amortization	239	912	41	1,192
Capital expenditures	35	2,765	26	2,826

Three months ended October 1, 2023
External net sales	$21,545	$61,311	$285	$83,141
Gross profit (loss)	3,920	12,740	(1,261)	15,399
Operating profit (loss)	760	9,085	(2,777)	7,068
Total assets	182,220	225,636	8,112	415,968
Depreciation and amortization	262	842	89	1,193
Capital expenditures	216	554	97	867

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Nine Months Ended September 29, 2024
External net sales	$64,750	$187,960	$826	$253,536
Gross profit (loss)	11,566	38,150	(3,941)	45,775
Operating profit (loss)	2,366	27,165	(7,670)	21,861
Total assets	118,773	303,614	6,515	428,902
Depreciation and amortization	1,490	2,267	120	3,877
Capital expenditures	114	3,710	49	3,873

Nine Months Ended October 1, 2023
External net sales	$61,533	$179,874	1,089	$242,496
Gross profit (loss)	12,814	36,992	(3,007)	46,799
Operating profit (loss)	2,957	26,720	(7,939)	21,738
Total assets	182,220	225,636	8,112	415,968
Depreciation and amortization	769	3,060	315	4,144
Capital expenditures	444	1,074	175	1,693

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

At September 29, 2024 and December 31, 2023, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 29, 2024
Certificates of Deposit	$9,942	10,011	$69	$-
Variable Rate Demand Notes	4,292	4,292	-	-
Other Fixed Rate Securities	2,569	2,585	15	-
Total Marketable Securities	$16,803	$16,888	$84	$-

December 31, 2023
Certificates of Deposit	21,305	21,331	58	31
Variable Rate Demand Notes	5,123	5,123	-	-
Total Marketable Securities	$26,428	$26,454	$58	$31

Proceeds from maturities and sales of available-for-sale securities totaled $4,107,000 and $3,961,000 for the three month periods ended September 29, 2024 and October 1, 2023, respectively, and totaled $15,056,000 and $42,127,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains included in other comprehensive income were $66,000 and $25,000 before taxes for the three month periods ended September 29, 2024 and October 1, 2023, and were net unrealized gains of $57,000 and $35,000 before taxes for the nine month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at September 29, 2024 are as follows: $9,537,000 within one year; $5,054,000 beyond one year to five years; and $2,212,000 beyond five years to ten years. All of the instruments in the beyond five year range are variable rate demand notes which can be tendered for cash at par plus interest within seven days.  Despite the stated contractual maturity date, to the extent a tender is not honored, the notes become immediately due and payable.

NOTE G – OTHER ASSETS

Other Assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances segment.  The Company expects to utilize the prepayments and related materials during the current year.  As of September 29, 2024 and December 31, 2023, $3,411,000 and $5,018,000 of such prepayments, respectively, remained unused and outstanding and were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month period following those dates.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Summary of Lease Cost (in thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Operating lease cost	$305	$302	$915	$893
Short-term and variable lease cost	68	37	207	155
Total lease cost	$373	$339	$1,122	$1,048

Operating cash used for operating leases was $373,000 and $339,000 for the three months ended  September 29, 2024 and October 1, 2023, respectively, and $1,122,000 and $1,048,000 for the nine months ended September 29, 2024 and October 1, 2023, respectively.  The weighted-average remaining lease term was 19.1 years, and the weighted-average discount rate was 4.7% as of September 29, 2024.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2024 (remaining three months)	$255
2025	902
2026	813
2027	808
2028	814
Thereafter	12,861
Total lease payments	$16,453
Less: future interest expense	6,266
Lease liabilities	$10,187

Lease income from operating lease payments was $569,000 and $551,000 for the quarters ended September 29, 2024 and October 1, 2023, respectively, and $1,689,000 and $1,653,000 for the nine months then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2024 (remaining three months)	$569
2025	2,257
2026	2,257
2027	2,257
2028	2,257
Thereafter	15,799
Total lease payments	$25,396

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

NOTE J – LINE OF CREDIT

The Company has maintained an unsecured line of credit for short term operating cash needs of $10,000,000 and $5,000,000 as of September 29, 2024 and December 31, 2023, respectively. There were no amounts outstanding under this line of credit as of September 29, 2024 and December 31, 2023, which expires September 30, 2025. The interest rate on the line of credit is reset monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one percent.

NOTE K – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a company’s effective tax rate reconciliation and provision for income taxes, as well as information on income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. As this update relates to disclosures only, the Company does not expect ASU 2023-09 will have an impact on its consolidated results of operations and financial condition.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improving Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Under this ASU, a company is required to enhance its segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will result in the Company including the additional disclosures in its consolidated financial statements when adopted.

NOTE L - SUBSEQUENT EVENT

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

Comparison of Third Quarter 2024 and 2023

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended September 29, 2024 and October 1, 2023.

On a consolidated basis, net sales increased by $8,682,000 (10%), gross profit increased by $1,824,000 (12%), selling and general expenses decreased by $283,000 (4%), and amortization decreased by $48,000 (11%).  Other income decreased by $625,000 (35%), earnings before provision for income taxes increased by $1,530,000 (17%), and net earnings increased by $1,064,000 (15%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $3,271,000 from $21,545,000 to $24,816,000, or 15%, which was primarily attributable to an increase in units shipped.  Defense net sales increased by $5,483,000 from $61,311,000 to $66,794,000 or 9%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit increased $1,077,000 from $3,920,000 to $4,997,000, primarily reflecting the increase in sales mentioned above, partially offset by increases in the cost of ocean shipping, as well as higher repair costs at its main facility. Defense gross profit increased $707,000 from $12,740,000 to $13,447,000, primarily reflecting the increase in sales mentioned above, impacted by changes to the product mix, and improved efficiencies. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance and the Defense segment were relatively flat. Selling and general expenses for the Safety segment decreased $339,000, primarily reflecting the decreased personnel costs of $260,000 and decreased legal and professional costs of $69,000.

The above items were responsible for the change in operating profit.

The $625,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from a lower average daily investment.

Earnings before provision for income taxes increased $1,530,000 from $8,843,000 to $10,373,000.  The provision for income taxes increased from $1,824,000 to $2,290,000. The effective income tax rate was 22% and 21% for the quarters ended September 29, 2024 and October 1, 2023, respectively.  Net earnings increased $1,064,000 from $7,019,000 to $8,083,000, or 15%.

Comparison of First Nine Months 2024 and 2023

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended September 29, 2024 and October 1, 2023.

On a consolidated basis, net sales increased by $11,040,000 (5%), gross profit decreased by $1,024,000 (2%), selling and general expenses decreased by $1,027,000 (4%), and amortization decreased by $120,000 (10%).  Other income decreased by $792,000 (14%), earnings before provision for income taxes decreased by $669,000 (3%), and net earnings decreased by $672,000 (3%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $3,217,000 from $61,533,000 to $64,750,000, or 5%, primarily attributable to the increase in units shipped, approximately one-fourth of which was offset by decreases in pricing.  Defense net sales increased by $8,086,000 from $179,874,000 to $187,960,000 or 5%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit decreased $1,248,000 from $12,814,000 to $11,566,000, primarily reflecting the sales increase mentioned above, offset by increases in the cost of ocean shipping, higher repair costs at its main facility, and changes in various accruals. Defense gross profit increased $1,158,000 from $36,992,000 to $38,150,000, primarily reflecting the increase in sales mentioned above, impacted by changes to the product mix, and improved efficiencies. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance decreased $657,000, primarily reflecting decreased accruals relating to legal and professional costs of $518,000 and bad debts of $285,000, offset by an increase in software expense of $88,000. Selling and general expenses for the Defense segment increased $638,000, primarily reflecting increased personnel and recruiting costs of $613,000, and the absence of a prior year adjustment of $313,000 related to the purchase of Woodlawn Manufacturing LTD., which was acquired on October 26, 2022. These were partially offset by the absences of prior year legal settlement costs of $288,000, and one-time insurance related costs of $250,000. Selling and general expenses for the Safety segment decreased $1,008,000, primarily reflecting the decreased personnel costs of $655,000 and decreased legal and professional costs of $312,000.

The above items were responsible for the change in operating profit.

The $792,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from a lower average daily investment, partially offset by higher yields.

Earnings before provision for income taxes decreased $669,000 from $27,240,000 to $26,571,000.  The provision for income taxes increased slightly from $5,840,000 to $5,843,000. The effective income tax rate was 22% and 21% for the first nine months ended September 29, 2024 and October 1, 2023, respectively.  Net earnings decreased $672,000 from $21,400,000 to $20,728,000, or 3%.

Liquidity and Capital Resources

Net cash used in operating activities was $45,793,000 during the first nine months of 2024 compared to $28,790,000 provided by operating activities during the first nine months of 2023.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2024 were net earnings of $20,728,000, which included non-cash depreciation and amortization expenses of $3,877,000.  Contributing to the cash used were increases in inventory levels, as well as a decrease in payable and accrual levels.  These were partially offset by decreases in accounts receivable levels stemming from cash collections on customer sales and deposits made to vendors included in other current assets.  Of particular note during the first nine months of 2023 were net earnings of $21,400,000, which included non-cash depreciation and amortization expenses of $4,144,000. Contributing to the cash provided were decreases in accounts receivable levels stemming from cash collections on customer sales and deposits made to vendors included in other assets and current assets, and increases in payable and accrual levels, partially offset by increases in inventory levels.

Net cash provided by investing activities was $5,981,000 for the first nine months of 2024, and net cash used in investing activities was $1,134,000 for the first nine months of 2023.  Significant factors contributing to the change were net maturities and sales of marketable securities of $9,624,000 in 2024, in contrast with net marketable securities purchased of $68,000 in 2023; and purchases of property, plant and equipment of $3,873,000 in 2024, as opposed to $1,693,000 in 2023.

Net cash used in financing activities was $31,516,000 and $27,956,000, for the first nine months of 2024 and 2023, respectively, and primarily relates to the annual dividend payments.  The extra dividend increased from $3.00 per share in 2023 to $3.50 per share in 2024.  Cash flows for both nine month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan. In addition, the Company drew on and repaid its line of credit during 2024, incurring interest expense of $2,000.

Working capital decreased by $9,608,000 during the first nine months of 2024 to $278,483,000 at September 29, 2024 for the reasons stated above.  The Company's current ratio was 5.0 to 1.0 at both September 29, 2024 and December 31, 2023.

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

Inventories

New Housewares/Small Appliance and Safety product introductions are an important part of the Company’s sales. In the case of the Housewares/Small Appliance segment, the introductions are important to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks and have occasionally, in the past, resulted in losses related to obsolete or excess inventory as a result of low or diminishing demand for a product.  The Housewares/Small Appliance segment recorded impairments related to such losses of $1,216,000 during the year ended 2023. There were no other obsolescence issues that had a material effect during the nine months ended September 29, 2024.  In the future should product demand issues arise, the Company may incur losses related to the obsolescence of the related inventory.  Inventory risk for the Company’s Defense segment is not deemed to be significant, as products are largely built pursuant to customers’ specific orders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes are classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in certificates of deposits and other fixed rate securities, with a weighted average life of 0.5 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of September 29, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended September 29, 2024 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note I to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended September 29, 2024.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 29, 2024, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: November 8, 2024