Form 10-K
period 2024-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2025-03-14
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $385,752,731.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 4, 2025 was 7,143,484.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2024 Annual Report and portions of its Proxy Statement for its 2025 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

A.  DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company" or “National Presto”) consists of three business segments.  For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements.  The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances that enrich the lives of consumers by making life easier, more productive and more enjoyable.  The Defense segment protects the lives of the citizens of our nation, as well as the citizens of our nation’s allies, by providing our warfighters with reliable products. It manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases and metal parts; performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the United States Government and prime contractors; and manufactures detonators, booster pellets, release cartridges, lead azide, other military energetic devices and materials, and assemblies. The Safety segment, which provides innovative safety technology empowering organizations and individuals to protect what is most important, currently consists of two startup companies. The first is OneEvent Technologies, Inc., which offers systems that provide early warning of conditions that could ultimately lead to significant losses. The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential safety issues around pharmaceuticals and food.  The OneEvent® system also has the ability to continually measure other factors such as smoke, carbon monoxide, motion, humidity, and moisture. The second is Rely Innovations, Inc., which offers carbon monoxide alarms with large digital displays and an array of voice messages that clearly inform of incipient danger. It also markets an economy line of carbon monoxide and smoke alarms.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the segment include pressure cookers and canners; the Presto Control Master® heat control line of skillets in several sizes, griddles, woks and multi-purpose cookers; slow cookers; deep fryers of various sizes; waffle makers; pizza ovens; slicer/shredders; electric heaters; corn poppers (hot air, oil, and microwave); dehydrators; vacuum sealers; microwave bacon cookers; coffeemakers and coffeemaker accessories; electric knife sharpeners; and timers. Pressure cookers and canners are available in various sizes and are fabricated of aluminum and, in the case of cookers, of stainless steel, as well.

For the year ended December 31, 2024, approximately 10% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 15% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, slow cookers, electric stainless steel appliances, non-cast fryers, air fryers and heaters).  For the year ended December 31, 2023, approximately 9% of consolidated net sales were provided by cast products, and approximately 18% by noncast/thermal appliances. For the year ended December 31, 2022, approximately 11% of consolidated net sales were provided by cast products, and approximately 24% by noncast/thermal appliances. For the year ended December 31, 2024, Amazon.com, Inc. accounted for 10% of the Company’s consolidated net sales. For the year ended December 31, 2023, Amazon.com, Inc. accounted for 11% of the Company’s consolidated net sales.  For the year ended December 31, 2022, this segment had no one customer that accounted for 10% or more of the consolidated net sales. The loss of Amazon.com, Inc. as a customer would have a material adverse effect on the Company.

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

The segment has a sales force of six employees that sell to and service most customers.  A few selected accounts are handled by manufacturers' representatives who may also sell other product lines. Sales promotional activities have been conducted primarily through the use of in store promotions and digital advertising.  The business is seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.  This segment operates in a highly competitive and extremely price sensitive environment.  Increased costs that cannot be fully absorbed into the price of products or passed along in the form of price increases to the retail customer can have a significant adverse impact on operating results.  Several companies compete for sales of housewares and small electrical appliances, some of which are larger than the Company’s segment and others which are smaller.  In addition, some customers maintain their own private label, as well as purchase brokered product directly from the Orient.  Product competition extends to special product features, product pricing, product quality, marketing programs, warranty provisions, service policies and other factors.  New product introductions are an important part of the segment's sales to offset the morbidity rate of other products and/or the effect of lowered acceptance of seasonal products due to weather conditions.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread consumer acceptance.  High-cost advertising commitments which may accompany such new products or may be required to maintain sales of existing products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability during the segment's most active selling periods.

Research and development costs related to new product development for the years 2024, 2023, and 2022 were expensed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

Spectra Technologies LLC ("Spectra"), a subsidiary of AMTEC, was acquired on July 31, 2003, and is engaged in the manufacture and delivery of munitions and ordnance-related products for the DOD and DOD prime contractors. Spectra maintains 384,000 square feet of space located in East Camden, Arkansas, dedicated primarily to LAP type work.

Amron, a division of AMTEC ("Amron"), holds the assets that were purchased from Amron LLC on January 30, 2006. Amron manufactures cartridge cases used in medium caliber ammunition (20mm, 25mm, 30mm, 40mm, and 50mm) primarily for the DOD and DOD prime contractors, which includes the 40mm systems program previously mentioned and referenced below. The Amron manufacturing facility is 212,000 square feet and is located in Antigo, Wisconsin.

Tech Ord, a division of AMTEC ("Tech Ord"), holds the assets formerly owned by Chemring Energetic Devices, Inc.’s business located in Clear Lake, South Dakota and all of the real property previously owned by Technical Ordnance Realty, LLC. These assets were acquired on January 24, 2014. Tech Ord manufactures in its 124,000 square foot Clear Lake facility detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials. Its major customers include United States and foreign government agencies, AMTEC, and other defense contractors.

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

On April 25, 2005, AMTEC was awarded the high volume, five-year prime contract for management and production of the United States Army’s (the "Army") 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years, with AMTEC receiving the majority share of the business.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement. Deliveries under this contract exceeded $566,000,000, with the final deliveries completed in 2018.  In addition, as part of an acquisition of a group of assets from DSE, Inc., a 40mm competitor, which was completed on November 7, 2013, AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the novated DSE, Inc. 40mm contract were completed in 2018.  AMTEC submitted its bid for a third contract, and although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remained and were subsequently awarded to AMTEC as the Army’s FY16 40mm requirements in a single award valued at $84,750,000. Final deliveries for the FY16 contract were completed in 2019. On August 30, 2017, the Army awarded AMTEC, as the sole prime contractor, a third five-year 40mm system contract covering FY17-21 requirements. The value of awards for the FY17 through FY21 requirements is approximately $539,600,000, with deliveries scheduled to complete in 2026. On September 23, 2022, the Army awarded AMTEC, as the sole prime contractor, a fourth five-year 40mm system contract covering FY22-26 requirements. The value of awards to date is approximately $564,400,000 for FY22 through FY24, with deliveries commencing in 2024 and scheduled to complete in 2028. Two award years (FY25 and FY26) remain, with the maximum ceiling value of the contract at $826,800,000. Actual annual and cumulative dollar volume with the Army over the course of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the DOD.

On May 13, 2024, the Army awarded AMTEC a five-year Indefinite Delivery Indefinite Quantity (IDIQ) contract for production of the 40mm M918E2 High Velocity Target Practice - Day/Night/Thermal (TP-DNT) cartridge. The M918E2 TP-DNT Cartridge allows the warfighters to train as they fight by delivering a projectile whose impact signature can be seen day or night, by unaided eye, and through current thermal and night vision sights. The value of awards to date is approximately $116,200,000, with deliveries scheduled to commence in 2025. The maximum ceiling value of the IDIQ contract is $818,900,000. Actual annual and cumulative dollar volume with the Army over the course of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the DOD.

During 2024, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is usually awarded based on competition or negotiation at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2017 and 2022 contracts apply to only three materials – steel, aluminum and zinc.  The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

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

OneEvent leases 4,300 square feet in Mount Horeb, Wisconsin. Established in 2014, OneEvent’s cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict and alert in a timely fashion so that the customer has an opportunity to prevent a loss.  Sensors measure a variety of environmental data including temperature, smoke, carbon monoxide, humidity, water, motion, and more.  The initial application combines patented machine learning, digital sensors and cloud-based technology to continuously monitor freezers and refrigerators, instantly detecting and alerting users to potential mechanical issues which can in turn affect the maintenance of critical temperatures for the safe storage of pharmaceuticals and food.  The system detects anomalies in defrost and refrigeration cycles, enabling it to provide notice days or even weeks in advance of a potential malfunction.  With these alerts, customers can act proactively to correct the situation and prevent the loss or deterioration of valuable pharmaceuticals or foods well in advance of an equipment failure.

The Company purchased certain assets and assumed certain liabilities of Knox Safety, Inc. on July 29, 2022, forming Rely. Rely leases 4,300 square feet in Chapel Hill, North Carolina and 5,600 square feet in Lisle, Illinois. Established in 2019, Knox Safety designed and sold carbon monoxide detectors for residential use.  See Note P to the Company's Consolidated Financial Statements.

Rusoh, Inc. was formed in 2012, to design and market an owner-maintained, multipurpose, reloadable, dry chemical fire extinguisher and was the first portable owner-maintained fire extinguisher. As noted above, the business was divested in 2023.

The operations of the two current businesses that comprise the Safety segment are startup in nature and have resulted in limited revenues. The segment has a sales force of two employees that sell to and service most customers.  It also utilizes a few manufacturers' representatives who may also sell other product lines.  Product competition extends to product features, product pricing, product quality, marketing programs, service policies and other factors.  New product introductions are an important part of the segment's sales to enhance its product offerings.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread commercial acceptance.  Securing Underwriters Laboratories (UL) and ETL certifications is a prerequisite to sales, and the process for securing certification is both expensive and time consuming.  Fully tooled products are required prior to the performance of most tests.  High-cost advertising commitments which may accompany such products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability to meet commitments.

Research and development costs related to new product development for the years 2024, 2023, and 2022 were expensed in operations of these years.

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

Based on factors known as of December 31, 2024, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

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

4. Human Capital

As of December 31, 2024, the Company and its subsidiaries had 1,126 employees compared to 1,007 employees at the end of December 2023.

Approximately 181 employees of Amron are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2030.

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

Inventory build-up also occurs in the Safety segment both for seasonal products like carbon monoxide alarms and smoke alarms, and to meet potential demand of customers that require delivery with shorter lead times.

6. Order Backlog

Shipment of most products of the Housewares/Small Appliance and Safety segments occurs within a relatively short time after receipt of the order and, therefore, there is usually no substantial order backlog.  New product introductions may result in order backlogs that vary from product to product and as to timing of introduction.

The contract backlog of the Defense segment was approximately $1,085,612,000, $564,005,000, and $505,069,000 at December 31, 2024, 2023, and 2022, respectively.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18- to 42-month period, after December 31, 2024.

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

International manufacturing is subject to significant risks, including, among others, labor unrest, adverse social, political and economic conditions, interruptions in international shipments, tariffs and other trade barriers, legal and regulatory constraints and fluctuations in currency exchange rates.  An increase of tariffs on products imported from China would have a material adverse effect on the Company’s business.

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

The Company’s suppliers purchase metals, plastics, chemicals, and energy to manufacture the Company’s products.  Also, the cost of fuel has a major impact on transportation costs, as do intermodal shipping rates.  Any increased costs that cannot be fully absorbed or passed along in the form of price increases to the customer can have a material adverse impact on the Company’s operating results.

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

In addition, international manufacturing is subject to significant risks, including, among others, labor unrest, adverse social, political and economic conditions, interruptions in international shipments, tariffs and other trade barriers, legal and regulatory constraints and fluctuations in currency exchange rates. An increase of tariffs on products imported from China would have a material adverse effect on the Company’s business.

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

On March 1, 2025, the Company experienced a system outage caused by a cybersecurity incident. Upon discovery, the Company activated its incident response team, comprised of internal personnel and external cybersecurity experts retained to assist in addressing the incident. While the full scope of the impact is not yet known, the incident could have the potential to have a material impact on the Company’s financial condition and results of operations. The Company is continuing its forensic investigation and analysis to assess the potential impact.

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

Although the Company has designed its cybersecurity program and oversight to mitigate cybersecurity risks, the Company faces unknown cybersecurity risks, threats, and attacks. On March 1, 2025, the Company experienced a system outage caused by a cybersecurity incident. Upon discovery, the Company activated its incident response team, comprised of internal personnel and external cybersecurity experts retained to assist in addressing the incident. While the full scope of the impact is not yet known, the incident could have the potential to have a material impact on the Company’s financial condition and results of operations. The Company is continuing its forensic investigation and analysis to assess the potential impact.

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

On January 23, 2025 the Company purchased a 507,000 square foot building located in Nettleton, Mississippi to be used principally in the warehousing and distribution function of the Housewares/Small Appliance segment. The total cash paid at closing was $19,750,000.

The Company has Defense segment manufacturing facilities located in Janesville and Antigo, Wisconsin; East Camden, Arkansas; Clear Lake, South Dakota; and Marshall, Texas. The Janesville, Wisconsin facility is comprised of approximately 106,000 square feet. The Antigo, Wisconsin facility is comprised of approximately 212,000 square feet, the East Camden, Arkansas operation leases approximately 384,000 square feet, the Clear Lake, South Dakota facility is comprised of approximately 124,000 square feet which includes the Company's 2021 construction of 10,000 square feet of office space, and the Marshall, Texas facility is comprised of approximately 56,500 square feet.

The Company's Safety segment leases space in Mount Horeb, Wisconsin; Chapel Hill, North Carolina; and Lisle, Illinois. OneEvent Technologies, Inc. leases approximately 4,300 square feet for its operations in Mount Horeb and Rely Innovations, Inc. leases approximately 4,300 and 5,600 square feet for its operations in Chapel Hill, North Carolina and Lisle, Illinois, respectively.

There are two warehousing facilities located in Jackson and Canton, Mississippi used in the Housewares/Small Appliance and Safety segments.  The Jackson facility contains 252,000 square feet.  The Canton facility contains 255,000 square feet which is used primarily for warehousing and distribution and some activities for product service functions.  An additional 72,000 square feet has been leased in adjacent Canton buildings for warehousing.

The facilities in use for each of the Company’s business segments are believed to be adequate for their ongoing business needs.  As of December 31, 2024, facility expansion plans were in progress for 2025 at several of the Defense segment’s operating locations in anticipation of additional awards.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record of Purchases of Equity Securities

None within the fourth quarter of the year ended December 31, 2024.

On February 21, 2025, the Company’s Board of Directors announced a regular dividend of $1.00 per share. The dividend is payable on March 17, 2025 to the stockholders of record as of March 4, 2025.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”. As of March 4, 2025, there were 209 holders of record of the Company’s common stock. This number does not reflect stockholders who hold their shares in the name of broker dealers or other nominees. During the fourth quarter of 2024, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2024 Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2024 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 20, 2025, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending,  and funding of government contracts which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital and equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

2024 COMPARED TO 2023

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2024 and 2023.

On a consolidated basis, sales increased by $47,316,000 (14%), gross profit increased by $11,114,000 (17%), selling and general expense increased by $1,054,000 (3%), and intangibles amortization decreased by $120,000 (7%). Other income decreased by $1,941,000 (26%), earnings before provision for income taxes increased by $8,239,000 (19%), and net earnings increased by $6,901,000 (20%). Details concerning these changes can be found, by segment, in the comments below.

Net sales of the Housewares/Small Appliance segment increased by $5,180,000, from $97,619,000 to $102,799,000, or 5%, primarily attributable to the increase in units shipped.  Net sales of the Defense segment increased by $42,322,000, from $241,703,000 to $284,025,000, or 18%, reflecting an increase in units shipped.

Gross profit of the Housewares/Small Appliance segment increased $5,611,000 from $19,867,000 (20% of sales) in 2023 to $25,478,000 (25% of sales) in 2024, primarily reflecting the increase in sales mentioned above, augmented by an improved product mix and a favorable LIFO inventory adjustment. Defense gross profit increased $6,170,000 from $52,003,000 (22% of sales) in 2023 to $58,173,000 (21% of sales) in 2024, primarily reflecting the increase in sales mentioned above.  Due to the startup nature of the businesses in the Safety segment, gross margins were negative in both years. The comparative decrease in gross margins of $667,000 were primarily due to increased product development and testing.

Selling and general expenses for the Housewares/Small Appliance segment increased $361,000, primarily reflecting increased personnel costs of $654,000 and accrual levels for self insurance of $339,000, partially offset by changes to accrual levels for bad debt of $571,000. Defense segment selling and general expenses increased $1,530,000, primarily due to increased personnel costs of $1,609,000, partially offset by decreased legal and professional expenses of $156,000. Safety segment selling and general expenses decreased $837,000, primarily reflecting decreased personnel costs of $935,000 and legal and professional expenses of $322,000, partially offset by the absence of the prior year's gain on the sale of Rusoh, Inc. of $351,000. See Notes L to the Company's Consolidated Financial Statements.

Intangibles amortization decreased as a result of the absence of the prior year's amortization of intellectual property intangibles from the acquisition of Knox Safety, Inc. See Note P to the Company's Consolidated Financial Statements.

The above items were responsible for the change in operating profit from continuing operations.

Other income decreased $1,941,000, which was primarily attributable to a reduced portfolio of marketable securities.

Earnings before provision for income taxes increased $8,239,000 from $42,431,000 to $50,670,000. The provision for income taxes increased from $7,872,000 to $9,210,000, which resulted in an effective income tax rate of 18% and 19% for the years ended December 31, 2024 and 2023, respectively. Net earnings increased $6,901,000 from $34,559,000 to $41,460,000.

2023 COMPARED TO 2022

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2023 and 2022.

On a consolidated basis, sales increased by $19,289,000 (6%), gross profit increased by $12,327,000 (22%), selling and general expense increased by $3,663,000 (14%), intangibles amortization increased by $1,053,000 (181%) and Impairments - goodwill and intangible assets decreased $5,295,000.  Other income increased by $3,581,000 (94%), earnings before provision for income taxes increased by $16,487,000 (64%), and net earnings increased by $13,860,000 (67%). Details concerning these changes can be found, by segment, in the comments below.

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

LIQUIDITY AND CAPITAL RESOURCES

2024 COMPARED TO 2023

Cash used in operating activities was $53,426,000 during 2024 as compared to $45,389,000 provided by operating activities during 2023. The principal factors behind the increase in cash used can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during 2024 was net earnings of $41,460,000, which included total non-cash depreciation and amortization of $5,046,000 and deferred income tax benefit of $4,528,000. This was augmented by decreases in deposits made to vendors (included in other assets and current assets) and a net increase in payable and accrual levels. The combination of these factors was more than offset by increases in inventory and accounts receivable levels. Of particular note during 2023 were net earnings of $34,559,000, which included total non-cash depreciation and amortization of $6,007,000, decreases in accounts receivable levels and deposits made to vendors (included in other assets and current assets), and a net increase in payable and accrual levels. These were partially offset by non-cash deferred income tax benefit of $1,190,000 and an increase in inventory levels.

Net cash provided by investing activities was $14,965,000 during 2024 as compared to $447,000 used in investing activities during 2023. Of note during 2024 were net sales and maturities of marketable securities of $21,459,000 and proceeds from a note receivable of $1,037,000. These were partially offset by purchases of plant and equipment of $7,531,000. Of note during 2023 were proceeds from sale of subsidiary of $2,000,000, net purchases of marketable securities of $1,466,000 and purchases of plant and equipment of $1,840,000.

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio. As of December 31, 2024, there were no variable rate demand notes classified as marketable securities. As of December 31, 2023, $5,123,000 of variable rate demand notes are classified as marketable securities. These notes have structural features that allow the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provide the liquidity of cash equivalents.

Cash flows from financing activities for 2024 and 2023 primarily differed as a result of the $0.50 per share increase in the extra dividend paid during these years. Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan. In addition, the Company drew on and repaid its line of credit during 2024, incurring interest expense of $2,000.

As a result of the foregoing factors, cash and cash equivalents decreased in 2024 by $69,994,000 to $17,663,000.

Working capital increased by $4,134,000 to $292,225,000 at December 31, 2024 for the reasons stated above. The Company’s current ratio was 4.9 to 1.0 at December 31, 2024 and 5.0 to 1.0 at December 31, 2023.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in these segments per existing authorized projects and for additional projects if the appropriate return on investment is projected. See Item 1-A-2.

The Company has sufficient liquidity in the form of cash and cash equivalents and marketable securities and credit facilities to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means. The bulk of its marketable securities have been invested in the variable rate demand notes described above, in municipal bonds that are pre-refunded with escrowed U.S. Treasuries, and certificates of deposit. The Company intends to continue its investment strategy of safety and short-term liquidity throughout its investment holdings.

The Company's principal commitments consist of purchase and lease obligations.  Purchase obligations include outstanding purchase orders issued to the Company's Housewares and Safety segments' manufacturers in the Orient and to material suppliers and contractors in the Defense segment, and as of December 31, 2024 amounted to approximately $346,143,000. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company's or other customers' products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be reasonably estimated. Lease obligations are described in Note M - Leases to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $1,085,612,000 at December 31, 2024, and $564,005,000 at December 31, 2023.  Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders.  It is anticipated that the backlog will be produced and shipped during an 18- to 42-month period.

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

The Company's critical accounting policies are those that materially affect its Consolidated Financial Statements and involve difficult, subjective, or complex judgments by management. The Company reviewed the development and selection of the critical accounting policies and believes the following is the most critical accounting policy that could have a material effect on the Company’s reported results as it involves the use of significant estimates and assumptions as described above. This critical accounting policy and estimate have been reviewed with the Audit Committee of the Board of Directors. See Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detailed information regarding the Company's critical accounting policies.

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

The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated. The impairment test for goodwill requires the determination of fair value of the reporting unit. The Company uses multiples of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), sales, and discounted cash flow models, which are described above, to determine the reporting unit's fair value, as appropriate. The Company also utilizes qualitative analyses to assess goodwill impairment.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(17) to the Company’s Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company’s Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC 230, the Company’s seven-day variable rate demand notes have been classified as marketable securities rather than as cash equivalents. The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts. The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company has had no issues tendering these notes to the trustees or remarketers. Other than a failure of a major U.S. bank, there are no known risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in fixed rate municipal bonds and certificates of deposits with an average life of 0.7 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment and those criteria, management concluded that as of December 31, 2024, the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.

On March 1, 2025, the Company experienced a system outage caused by a cybersecurity incident. While the full scope of the impact is not yet known, the incident could have the potential to have a material impact on the Company’s financial condition and results of operations. The Company is continuing its forensic investigation and analysis to assess the potential impact on the business and management's evaluation of internal control over financial reporting.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of National Presto Industries, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited National Presto Industries, Inc.'s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 14, 2025 expressed an unqualified opinion.

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

/s/ RSM US LLP

Milwaukee, Wisconsin

March 14, 2025

ITEM 9B.  OTHER INFORMATION

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended December 31, 2024.

ITEM 9C.  DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	72

Douglas J. Frederick	Chief Operating Officer, Vice President, Secretary and General Counsel	54

Jeffery A. Morgan	Vice President, Engineering	67

David J. Peuse	Director of Financial Reporting and Treasurer	55

John R. MacKenzie	Vice President of Sales	54

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

The information under the headings “Delinquent Section 16(a) Reports,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders is incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation and Other Information” and “Summary Compensation Table” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2024 and 2023	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2024, 2023 and 2022	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023 and 2022	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2024, 2023 and 2022	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-20

		f.	Reports of Independent Registered Public Accounting Firms	F-21
RSM US LLP, Milwaukee, Wisconsin, PCAOB ID #49

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-22

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 4	Description of Registrant’s Securities - Incorporated by reference from Exhibit 4 of the Company's annual report on Form 10-K for the year ended December 31, 2019

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 10.4*

Form of Restricted Stock Award Agreement – 2017 Incentive Compensation Plan - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 97	Policy for the Recovery of Erroneously Awarded Compensation - incorporated by reference from Exhibit 97 of the Company's annual report on Form 10-K for the year ended December 31, 2023

Exhibit 101.INS	Inline XBRL Instance Document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.INS

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
Date: March 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Douglas J. Frederick	By:	/S/ Patrick J. Quinn
	Douglas J. Frederick		Patrick J. Quinn
Chief Operating Officer, Vice President,
	Secretary, General Counsel, and Director		Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen		Joseph G. Stienessen
	Chair of the Board, President,		Director
Chief Executive Officer (Principal
Executive Officer), and Director

By:	/S/ Randy F. Lieble	By:	/S/ David J. Peuse
	Randy F. Lieble		David J. Peuse
	Director		Director of Financial Reporting and
Treasurer (Principal Financial Officer)
Date:	March 14, 2025

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2024		2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$17,663		$87,657
Marketable securities		5,010		26,454
Accounts receivable	$62,506		$49,323
Less allowance for credit losses	217	62,289	596	48,727
Inventories:
Finished goods	38,351		31,815
Work in process	219,154		144,684
Raw materials and supplies	20,494	277,999	13,921	190,420
Notes receivable, current		600		1,629
Other current assets		3,100		5,223
Total current assets		366,661		360,110
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	3,622		3,107
Buildings	57,581		52,182
Machinery and equipment	53,331		51,721
	114,534		107,010
Less allowance for depreciation and amortization	71,297	43,237	67,774	39,236
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		3,777		5,290
RIGHT-OF-USE LEASE ASSETS		9,962		10,664
DEFERRED INCOME TAXES		10,327		5,803
		$453,397		$440,536

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2024		2023
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$44,625		$32,572
Federal and state income taxes		4,680		2,539
Lease liabilities		564		678
Accrued liabilities		24,567		36,230
Total current liabilities		74,436		72,019
LEASE LIABILITIES - NON-CURRENT		9,397		9,986
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		1,937		2,275
Total liabilities		85,770		84,280
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2024 and 2023
Issued: 7,440,518 shares at December 31, 2024 and 2023
Outstanding: 7,105,595 and 7,084,384 shares at December 31, 2024 and 2023, respectively	$7,441		$7,441
Paid-in capital	17,298		16,031
Retained earnings	353,659		344,245
Accumulated other comprehensive income	35		22
	378,433		367,739
Less treasury stock, at cost, 334,923 and 356,134 shares at December 31, 2024 and 2023, respectively	10,806		11,483
Total stockholders' equity		367,627		356,256
		$453,397		$440,536

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

	For the years ended December 31,
	2024	2023	2022
Net sales	$388,228	$340,912	$321,623
Cost of sales	309,662	273,460	266,498
Gross profit	78,566	67,452	55,125
Selling and general expenses	31,838	30,784	27,121
Intangibles amortization	1,515	1,635	582
Impairments - goodwill and intangible assets	-	-	5,295
Operating profit	45,213	35,033	22,127
Other income	5,457	7,398	3,817
Earnings before provision for income taxes	50,670	42,431	25,944
Provision for income taxes	9,210	7,872	5,245
Net earnings	$41,460	$34,559	$20,699

Weighted average common shares outstanding:
Basic and diluted	7,128	7,106	7,081

Earnings per share, basic and diluted:
Net earnings per share	$5.82	$4.86	$2.92

Comprehensive income:
Net earnings	$41,460	$34,559	$20,699
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	13	125	(123)
Comprehensive income	$41,473	$34,684	$20,576

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$41,460	$34,559	$20,699
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	3,531	4,372	2,765
Intangibles amortization	1,515	1,635	582
Deferred income tax (benefit)	(4,528)	(1,190)	(2,311)
Provision for doubtful notes and credit losses	(285)	285	-
(Gain) loss on disposal of property, plant and equipment		(7)	463
Loss on impairment	-	-	5,295
Proceeds from insurance claim	-	-	151
Noncash retirement plan expense	904	863	803
Gain on bargain purchase	-	-	(492)
Gain on sale of subsidiary	-	(351)	-
Other	856	591	514
Changes in operating accounts, net of effects of acquisition:		-	-
Accounts receivable, net	(13,277)	20,337	(12,903)
Inventories	(87,579)	(38,627)	(5,620)
Other assets and current assets	2,122	2,137	147
Accounts payable and accrued liabilities	390	18,288	(676)
Federal and state income taxes payable	1,465	2,497	(649)
Net cash provided by (used in) operating activities	(53,426)	45,389	8,768

Cash flows from investing activities:
Marketable securities purchased	(5,432)	(47,709)	(20,024)
Marketable securities - maturities and sales	26,891	46,243	29,195
Purchase of property, plant and equipment	(7,531)	(1,840)	(1,030)
Proceeds from notes receivable	1,037	627	106
Acquisition of businesses, net of cash acquired	-	-	(24,683)
Proceeds from sale of subsidiary	-	2,000	-
Proceeds from insurance claim	-	232	-
Net cash provided by (used in) investing activities	14,965	(447)	(16,436)

Cash flows from financing activities:
Proceeds from line of credit	8,000	-	-
Payments on line of credit	(8,000)	-	-
Dividends paid	(32,029)	(28,385)	(31,826)
Proceeds from sale of treasury stock	513	429	436
Other	(17)	(40)	(36)
Net cash used in financing activities	(31,533)	(27,996)	(31,426)

Net increase (decrease) in cash and cash equivalents	(69,994)	16,946	(39,094)
Cash and cash equivalents at beginning of year	87,657	70,711	109,805
Cash and cash equivalents at end of year	$17,663	$87,657	$70,711

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$11,963	$6,843	$8,208
Interest on line of credit	2	-	-

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2021	7,042	$7,441	$13,743	$349,198	$20	$(12,779)	$357,623
Net earnings				20,699			20,699
Unrealized loss on available-for-sale securities, net of tax					(123)		(123)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(31,826)			(31,826)
Other	21		1,056	-		623	1,679
Balance December 31, 2022	7,063	7,441	14,799	338,071	(103)	(12,156)	348,052
Net earnings				34,559			34,559
Unrealized gain on available-for-sale securities, net of tax					125		125
Dividends paid March 15, $1.00 per share regular, $3.00 per share extra				(28,385)			(28,385)
Other	19		1,232	-		673	1,905
Balance December 31, 2023	7,082	7,441	16,031	344,245	22	(11,483)	356,256
Net earnings				41,460			41,460
Unrealized gain on available-for-sale securities, net of tax					13		13
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(32,029)			(32,029)
Other	21		1,267	(17)		677	1,927
Balance December 31, 2024	7,103	$7,441	$17,298	$353,659	$35	$(10,806)	$367,627

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $3,067,000 and $5,471,000 at December 31, 2024 and 2023, respectively, are included as reductions of cash and cash equivalents or book overdrafts in accounts payable, as appropriate.

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

At December 31, 2024 and 2023, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2024
Certificates of Deposit	4,965	5,010	45	-
Total Marketable Securities	$4,965	$5,010	$45	$-

December 31, 2023
Certificates of Deposit	21,305	21,331	58	31
Variable Rate Demand Notes	5,123	5,123	-	-
Total Marketable Securities	$26,428	$26,454	$58	$31

Proceeds from sales and maturities of marketable securities totaled $26,891,000 in 2024, $46,243,000 in 2023, and $29,195,000 in 2022.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2024, 2023 and 2022.  Net unrealized gains (losses) included in other comprehensive income were $17,000, $158,000 and ($156,000) before taxes for the years ended December 31, 2024, 2023, and 2022, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2024 are as follows: $4,469,000 within one year; $496,000 beyond one year to five years.

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

(7)  INVENTORIES:  Housewares/Small Appliance segment inventories and certain Safety segment inventory items are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method.  Defense segment inventories are stated at the lower of cost and net realizable value determined principally on the first-in, first-out (FIFO) method.  Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts associated with recognized sales, utilizing a standard costing type method.  The Company evaluates inventories to determine if there are any excess or obsolete inventories on hand.

(8)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is primarily provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long-lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  As of December 31, 2024, net property, plant and equipment included $6,039,000 related to leased manufacturing and office space.  See Note M.  Approximately $5,354,000 and $642,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings, at December 31, 2024 and 2023, respectively.

Depreciation expense was $3,531,000, $4,372,000, and $2,765,000 during the years ended December 31, 2024, 2023, and 2022, respectively.

(9)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized when the carrying value of the reporting unit is greater than the fair value of the reporting unit.  During the fourth quarter of 2022, the Company assessed the poor historical performance and outlook for one of the reporting units in its Safety segment and opted to perform a quantitative assessment for impairment.  The Company utilized discounted cash flow models to determine the reporting unit’s fair value.  Based on the assessment, a goodwill impairment of $3,832,000 was recognized during 2022. There was no goodwill impairment recognized during 2024 or 2023.

The Company's goodwill was $19,433,000 as of December 31, 2024 and 2023, all of which related to the Defense segment, $7,948,000 of which is non-deductible for income tax purposes. There have been no impairments recognized for goodwill in the Defense segment.

Defense
Balance at December 31, 2022	$18,573
Additions	860
Less: Impairments	-
Balance at December 31, 2023	$19,433
Additions	-
Less: Impairments	-
Balance at December 31, 2024	$19,433

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

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company utilizes discounted cash flow models to determine their fair values.  During 2022, the Company recognized an impairment of technology software of $1,463,000 that pertains to the Safety segment. There was no impairment of intangible assets recognized during 2024 or 2023.

The following shows the gross carrying amounts of the intangible assets and accumulated amortization at  December 31, 2024 and 2023:

	(In thousands)
	INTANGIBLE ASSETS
	Technology Software and Other	Contracts/ Customer Relationships	Trade Secrets	Total
December 31, 2024
Gross Carrying Amount	$290	$4,290	$1,000	$5,290
Accumulated Amortization	(290)	(1,513)	-	(1,513)
Net intangible assets	$-	$2,777	$1,000	$3,777

December 31, 2023
Gross Carrying Amount	$290	$6,058	$1,000	$7,348
Accumulated Amortization	(290)	(1,768)	-	(2,058)
Net intangible assets	$-	$4,290	$1,000	$5,290

The Company estimates it will record amortization expense for the succeeding years as follows:

Years ending December 31:	(In thousands)
2026	$1,515
2027	1,262
$2,777

Amortization expense was $1,515,000, $1,635,000, and $582,000 during the years ended December 31, 2024, 2023, and 2022, respectively.

(11) OTHER ASSETS: Other assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance and Safety segments.  As of December 31, 2024 and 2023, $2,929,000 and $5,018,000 of such prepayments, respectively, remained unused and outstanding, and are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of December 31, 2024 and 2023, $7,345,000 and $13,666,000, respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Consolidated Balance Sheets.  During 2024, 2023, and 2022, the Company recognized revenue of $9,564,000, $326,000 and $0, respectively, that was included in the Defense segment contract liability at the beginning of those respective years. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During 2024, 2023, and 2022, there were no material adjustments to the aforementioned estimates.  There were no material amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $1,085,612,000 and $564,005,000 as of December 31, 2024 and 2023, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18- to 42-month period.  The performance obligations in the Housewares/Small Appliances and Safety segments have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from two segments: Housewares/Small Appliance and Defense, as shown in Note L. Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

(13) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $251,000, $226,000 and $209,000 in 2024, 2023, and 2022, respectively.

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

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2024	2023
Beginning balance January 1	$366	$521
Accruals during the period	1,021	1,548
Charges / payments made under the warranties	(1,299)	(1,703)
Balance December 31	$88	$366

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

(17) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS:  The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Yearly Report on Form 10-K for the year ended  December 31, 2024.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improving Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Under this ASU, a company is required to enhance its segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU during the year ended December 31, 2024, resulting in additional segment disclosures.

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $35,301,000 and $29,627,000 as of December 31, 2024 and 2023, respectively, and consists of housewares/small appliance finished goods, as well as, certain Safety segment inventories as of  December 31, 2024.  Under LIFO, inventories are valued at approximately $6,901,000 and $9,477,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2024 and 2023, respectively.  During the years ended December 31, 2024, 2023, and 2022, $703,000, 3,575,000 and $2,180,000, respectively, of LIFO layers were liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance and Safety segments.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2024	$2,576	$(2,053)	$(0.29)
2023	$(228)	$186	$0.03
2022	$4,925	$(3,925)	$(0.55)

This information is provided for comparison with companies using the FIFO basis.

Inventory for the Defense segment, certain products for the Safety segment, and raw materials and certain prepaid products of the Housewares/Small Appliance segment are valued under the FIFO method and total $242,699,000 and $160,793,000 at December 31, 2024 and 2023, respectively.  At December 31, 2024, the FIFO total was comprised of $3,051,000 of finished goods, $219,154,000 of work in process, and $20,494,000 of raw material.  At December 31, 2023, the FIFO total was comprised of $2,188,000 of finished goods, $144,684,000 of work in process, and $13,921,000 of raw material.

C.   ACCRUED LIABILITIES:

At December 31, 2024, accrued liabilities consisted of payroll $9,761,000, contract liabilities $7,345,000 (see Note A(13)), product liability $4,982,000, payroll taxes $361,000, environmental $925,000, and other $1,192,000.  At December 31, 2023, accrued liabilities consisted of payroll $7,631,000, contract liabilities $13,666,000 (see Note A(13)), product liability $5,065,000, payroll taxes $330,000, environmental $900,000, and other $2,441,000.

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

D.   TREASURY STOCK:

As of December 31, 2024, the Company has authority from the Board of Directors to reacquire an additional 496,597 shares.  During 2024, 2023, and 2022, 415, 569, and 510 shares, respectively, were acquired from participants in the Company’s Incentive Compensation Plans described in Note F to cover those participants’ tax withholding obligations related to vested stock grants in accordance with the Plans’ rules.  Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

During 2024, 2023, and 2022, the Company granted 4,228 shares, 1,487 shares, and 7,271 shares of restricted stock, respectively, to 31 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plans, the restricted stock vests on specified dates in 2025 through 2029, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $575,000, $512,000, and $476,000 in 2024, 2023, and 2022, respectively. As of December 31, 2024, there was approximately $958,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 2.9 years.  There were 3,234, 4,109, and 3,482 shares of restricted stock that vested during 2024, 2023, and 2022, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2024		2023		2022
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	29,671	$88.37	32,336	$89.49	28,934	$95.54
Granted	4,228	78.78	1,487	77.03	7,271	70.72
Vested	(3,234)	121.11	(4,109)	68.46	(3,482)	100.05
Forfeited	0	-	(43)	93.29	(387)	93.91
Non-vested at end of period	30,665	$83.60	29,671	$88.37	32,336	$89.49

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,417,000 in 2024, $1,292,000 in 2023, and $1,238,000 in 2022. In addition, the Company made cash contributions of $978,000 in 2024, $936,000 in 2023, and $884,000 in 2022 to the 401(k) Plan.  The Company also contributed $392,000, $417,000, and $427,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2024, 2023, and 2022, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes:

	For Years Ended December 31 (in thousands)
	2024	2023	2022
Current:
Federal	$12,299	$9,314	$7,389
State	1,439	(252)	167
	13,738	9,062	7,556
Deferred:
Federal	(4,486)	(1,509)	(2,157)
State	(42)	319	(154)
	(4,528)	(1,190)	(2,311)
Total tax provision	$9,210	$7,872	$5,245

The effective rate of the provision for income taxes on earnings before income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	2.2%	0.1%	0.0%
Research and development credit	(1.3%)	(1.8%)	(2.1%)
Adjustment for prior year estimates	(2.9%)	(0.6%)	1.2%
Foreign-derived intangible income	(0.2%)	(0.3%)	(0.2%)
Tax exempt interest and dividends	0.0%	0.0%	(0.1%)
Other	(0.7%)	0.2%	0.4%
Effective rate	18.1%	18.6%	20.2%

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2024	2023
Deferred tax assets
Research and development expenses	$5,630	$3,215
Inventory	3,215	969
Lease liabilities	2,286	2,348
State NOL and tax credit carryforwards	2,091	1,534
Insurance (primarily product liability)	1,089	1,128
Vacation	979	904
Other	981	1,794
Subtotal	16,271	11,892
Less: valuation allowance	1,599	954
Total deferred tax assets	14,672	10,938

Deferred tax liabilities
Right-of-use lease asset	2,286	2,348
Goodwill and other intangibles	1,469	1,921
Depreciation	581	860
Deferred revenue	9	6
Total deferred tax liabilities	4,345	5,135

Net deferred tax assets	$10,327	$5,803

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  The Company believes it is more likely than not that the benefit from certain state NOL and tax credit carryforwards will not be realized.  A significant factor of objective negative evidence evaluated was the cumulative losses incurred in the Safety segment over the three-year period ended December 31, 2024.  Such objective evidence limits the ability to consider subjective evidence, such as projections for future growth.

On the basis of this evaluation, as of December 31, 2024 and 2023, valuation allowances of $1,599,000 and $954,000, respectively, have been provided on the deferred tax assets related to these state NOL and tax credit carryforwards, which will expire between 2034 and 2044.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2024 and 2023:

	(In thousands)
	2024	2023
Balance at January 1	$2,481	$2,458
Increases for tax positions taken related to the current year	694	544
Increases (decrease) for tax positions taken related to prior years	(51)	70
Lapse of statute of limitations	(1,002)	(530)
Settlements	-	(61)
Balance at December 31	$2,122	$2,481

The ending net unrecognized tax benefits results from adjusting the gross balance for deferred tax items, interest and penalties, and deductible taxes. The net unrecognized tax benefits are included in Deferred Income Taxes and Federal and State Income Taxes - Non-current within the Consolidated Balance Sheet.

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  During the years ended December 31, 2024, 2023 and 2022, the Company accrued approximately $129,000, $166,000 and $169,000 in interest expense, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  Tax years 2021 through 2023 are currently open for examination.  For all states in which it does business, the Company is subject to state audit statutes.

I.   COMMITMENTS AND CONTINGENCIES:

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, there was one customer that accounted for 10% of consolidated net sales for the year ended December 31, 2024. There was one customer that accounted for 11% of consolidated net sales for the year ended December 31, 2023. There were no customer concentrations over 10% for the year ended December 31, 2022.

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

The Company's Defense segment manufactures products primarily for the U.S. Department of Defense (DOD) and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2024, 2023, and 2022, substantially all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition or negotiation at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2024, 181 employees of Amron, or 16% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2030.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the city of Eau Claire.  As of December 31, 2024, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2024, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $925,000 and $900,000 as of December 31, 2024 and 2023, respectively, and is included in accrued liabilities on its balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2025	$195
2026	133
2027	122
2028	110
2029	98
Thereafter	267
$925

L.   BUSINESS SEGMENTS:

The Company operates in three business segments.  The Company identifies its segments based on the Company's organization structure, which is primarily by principal products and is the way in which the Company’s Chief Operating Decision Maker (CODM), the Company’s CEO, makes operating decisions, assesses financial performance, and allocates resources.  The principal product groups are Housewares/Small Appliance, Defense, and Safety.  Sales for all segments are primarily to customers in North America.

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

The Safety segment was started in 2019 with the acquisition of OneEvent Technologies, Inc., which focuses on protection for buildings, homes, assets, and occupants.  The company is located in Mount Horeb, Wisconsin and was established in 2014.  OneEvent's cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict, alert, and prevent.  Sensors measure a variety of environmental data including temperature, smoke, carbon monoxide, motion, humidity, water, and more.  On purchase, it was combined with Rusoh, Inc. which designed and marketed fire extinguishers.  Previous to 2019, Rusoh Inc. had been in included in the Company’s Housewares/Small Appliance segment. The Company divested Rusoh, Inc. on November 14, 2023, and recognized proceeds of $2,000,000 and a gain on sale before taxes of $351,000.  On July 29, 2022, certain assets were purchased and certain liabilities were assumed of Knox Safety, Inc., a company formed in 2019 with operations in Illinois and North Carolina.  Knox Safety is a startup company that designs and sells carbon monoxide detectors for residential use. Subsequent to the acquisition, the company legally adopted the corporate name Rely Innovations, Inc. See Note P.

The Company manages and assesses the performance of its reportable segments by their gross profit and operating profit. As part of the CODM’s review of segment-level performance, the CODM reviews these measures of income of each reportable segment, which drives the evaluation of the performance of the Company’s reportable segments and allocation of resources to those segments. The significant segment expense categories included in the table below augment the Company’s understanding of operating results.

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

	(in thousands)
	Housewares / Small Appliance	Defense	Safety	Total
Year ended December 31, 2024
External net sales	$102,799	$284,025	1,404	$388,228
Cost of sales	77,321	225,852	6,489	309,662
Gross profit (loss)	25,478	58,173	(5,085)	78,566
Selling and general expenses (1)	11,928	11,383	4,996	28,307
Depreciation and amortization	948	3,937	161	5,046
Operating profit (loss)	12,602	42,853	(10,242)	45,213
Total assets	115,717	330,892	6,788	453,397
Capital expenditures	212	7,253	66	7,531

Year ended December 31, 2023
External net sales	$97,619	$241,703	1,590	$340,912
Cost of sales	77,752	189,700	6,008	273,460
Gross profit (loss)	19,867	52,003	(4,418)	67,452
Selling and general expenses (1)	11,485	9,082	5,845	26,412
Depreciation and amortization	1,030	4,635	342	6,007
Operating profit (loss)	7,352	38,286	(10,605)	35,033
Total assets	191,902	242,272	6,362	440,536
Capital expenditures	488	1,168	184	1,840

Year ended December 31, 2022
External net sales	$118,347	$202,483	793	$321,623
Cost of sales	100,925	159,845	5,728	266,498
Gross profit (loss)	17,422	42,638	(4,935)	55,125
Selling and general expenses (1)	11,185	9,381	9,453	30,019
Depreciation and amortization	975	1,613	391	2,979
Operating profit (loss)	5,262	31,644	(14,779)	22,127
Total assets	211,804	194,422	5,621	411,847
Capital expenditures	527	393	110	1,030

(1) Excluding depreciation and amortization.

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

	Years Ending
	(In thousands)
Summary of Lease Cost	2024	2023	2022
Operating lease cost	$1,212	$1,215	$1,079
Short-term and variable lease cost	265	206	169
Total lease cost	$1,477	$1,421	$1,248

Rent expense was approximately $1,476,000, $1,348,000, and $1,129,000 for the years ended December 31, 2024, 2023, and 2022, respectively.  Operating cash used for operating leases was $1,476,000, $1,421,000, and $1,248,000 for the years ended December 31, 2024, 2023, and 2022, respectively.  The weighted-average remaining lease term was 19.1 years, and the weighted-average discount rate was 4.7% as of December 31, 2024.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2025	$887
2026	798
2027	793
2028	798
2029	744
Thereafter	12,074
Total lease payments	$16,094
Less: future interest expense	6,132
Lease liabilities	$9,962

Lease income from operating lease payments was $2,283,000, $2,281,000, $2,195,000 for the years ended December 31, 2024, 2023, and 2022, respectively and is included in Other income on the Consolidated Statements of Comprehensive Income.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2025	$2,264
2026	2,257
2027	2,257
2028	2,257
2029	2,257
Thereafter	13,542
Total lease payments	$24,834

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

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2024 and 2023:

	(In thousands, except per share data)
				Per Share (basic and diluted)
Quarter	Net Sales	Gross Profit	Net Earnings	Net Earnings
2024
First	$76,653	$13,853	$6,568	$0.92
Second	85,060	14,699	6,077	0.85
Third	91,823	17,223	8,083	1.13
Fourth	134,692	32,791	20,732	2.92
Total	$388,228	$78,566	$41,460	$5.82

2023
First	$80,409	$18,020	$8,878	$1.25
Second	78,946	13,380	$5,503	$0.77
Third	83,141	15,399	$7,019	$0.99
Fourth	98,416	20,653	13,159	1.85
Total	$340,912	$67,452	$34,559	$4.86

Fourth quarter sales are impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment typically orders/purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The Defense and Safety segments are typically non-seasonal.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintained an unsecured line of credit for short term operating cash needs of $10,000,000 and $5,000,000 as of December 31, 2024 and 2023, respectively. There were no amounts outstanding under this line of credit as of  December 31, 2024 and 2023, which expires September 30, 2025.  The interest rate on the line of credit reset monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one percent.  In addition, the Company had no issued commercial letters of credit as of  December 31, 2024 and 2023.  On February 7, 2025, the Company replaced the $10,000,000 line of credit with a $50,000,000 revolving line of credit.  The interest rate on the new line of credit will reset monthly to the 30-day SOFR plus one-and-one-quarter percent.

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

(unaudited)
(in thousands, except per share data)
Year Ended
12/31/2022

Net sales	$340,140
Net earnings	19,299

Net earnings per share (basic and diluted)	$2.92
Weighted average shares outstanding (basic and diluted)	7,081

The unaudited pro forma financial information presented above is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and is not indicative of what the Company’s actual results of operations would have been had the acquisition been completed at the beginning of the period indicated above.  The pro forma combined results reflect one-time costs to fully merge and operate the combined organization more efficiently, but do not reflect anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

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

R.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material or significant events or transactions.

On February 7, 2025, the Company replaced its $10,000,000 line of credit with a $50,000,000 revolving line of credit. Under the new agreement, the interest rate on the line of credit will reset monthly to the 30-day SOFR plus one-and-one-quarter percent.

On February 21, 2025, the Company’s Board of Directors announced a regular dividend of $1.00 per share, payable on March 17, 2025, to stockholders of record as of March 4, 2025.

On March 1, 2025, the Company experienced a system outage caused by a cybersecurity incident. Upon discovery, the Company activated its incident response team, comprised of internal personnel and external cybersecurity experts retained to assist in addressing the incident. While the full scope of the impact is not yet known, the incident could have the potential to have a material impact on the Company’s financial condition and results of operations. The Company is continuing its forensic investigation and analysis to assess the potential impact.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Presto Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and schedule II (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition—Defense Segment Contracts

As described in Note A (13) and L to the financial statements, the Company’s external net sales recognized for its Defense segment amounted to $284 million for the year ended December 31, 2024. The Company’s contracts in the Defense segment are primarily with the U.S. Department of Defense (DOD) and DOD prime contractors. The Company generally recognized revenue on these contracts at a point in time when the customer obtains legal title and formally documents that it has accepted the products. There are certain termination clauses in Defense segment contracts that could give rise to an over-time pattern of recognition of revenue in the absence of alternative use of the product. Significant judgment is required by management to conclude whether or not (i) the Company has an enforceable right to payment for its performance to date under the contract and (ii) the asset created by the Company’s performance under the contract has an alternative use to the Company.

We identified the determination of whether control in Defense segment sales contracts transfers to the customer at a point in time or over time as a critical audit matter because of the significant assumptions and judgments made by management. Auditing management’s assumptions and judgments regarding when control transfers involved a high degree of auditor judgment and an increased effort.

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

March 14, 2025

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  December 31, 2024, 2023 and 2022

(In thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for credit losses:
Year ended December 31, 2024	$596	$(285)	$-	$94	$217
Year ended December 31, 2023	$338	$285	$-	$27	$596
Year ended December 31, 2022	$338	$-	$-	$-	$338

Allowance for doubtful note receivable:
Year ended December 31, 2024	$-	$-	$-	$-	$-
Year ended December 31, 2023	$7,615	$-	$-	$7,615	$-
Year ended December 31, 2022	$7,615	$-	$-	$-	$7,615

Valuation allowance for deferred tax assets:
Year ended December 31, 2024	$954	$645			$1,599
Year ended December 31, 2023	$1,960	$398	$-	$1,404	$954
Year ended December 31, 2022	$1,695	$265	$-	$-	$1,960

Notes:

(A) Amounts charged to selling and general expenses or provision for income taxes from continuing operations.

(B) Amounts charged to other accounts.  Charged to Gain on sale of assets, net of outstanding balance due. See Note L.

(C) Principally bad debts written off, net of recoveries.