Form 10-K/A
period 2024-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2025-04-03
CIK 80172

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

EXPLANATORY NOTE

On March 14, 2025 National Presto Industries, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original 10-K”). This Amendment amends the Original 10-K solely to file Exhibit 9.3 (Voting Trust Amendment) and Exhibit 19.1 (Insider Trading Policy), which were inadvertently omitted from the Original 10-K.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original 10-K. This Amendment is an exhibit-only filing. Except for the inclusion of Exhibits 9.3 and 19.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

See “Consolidated Financial Statements” in Item 15 of Form 10-K, which is incorporated by reference.

	2.	Consolidated Financial Statement Schedule:

See “Consolidated Financial Statements” in Item 15 of Form 10-K, which is incorporated by reference.

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 4	Description of Registrant’s Securities - Incorporated by reference from Exhibit 4 of the Company's annual report on Form 10-K for the year ended December 31, 2019

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit 9.3	Voting Trust Agreement Amendment

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 10.4*
Form of Restricted Stock Award Agreement – 2017 Incentive Compensation Plan - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 19.1	Policy Statement Securities Trading by Restricted Personnel

Exhibit 21	Subsidiaries of the Registrant - incorporated by reference from Exhibit 21 of the Company's annual report on Form 10-K for the year ended December 31, 2024

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP - incorporated by reference from Exhibit 23.1 of the Company's annual report on Form 10-K for the year ended December 31, 2024

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - incorporated by reference from Exhibit 32.1 of the Company's annual report on Form 10-K for the year ended December 31, 2024

Exhibit 32.2
Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - incorporated by reference from Exhibit 32.2 of the Company's annual report on Form 10-K for the year ended December 31, 2024

Exhibit 97	Policy for the Recovery of Erroneously Awarded Compensation - incorporated by reference from Exhibit 97 of the Company's annual report on Form 10-K for the year ended December 31, 2023

Exhibit 101.INS	Inline XBRL Instance Document - incorporated by reference from Exhibit 101.INS of the Company's annual report on Form 10-K for the year ended December 31, 2024

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document - incorporated by reference from Exhibit 101.SCH of the Company's annual report on Form 10-K for the year ended December 31, 2024

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - incorporated by reference from Exhibit 101.CAL of the Company's annual report on Form 10-K for the year ended December 31, 2024

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - incorporated by reference from Exhibit 101.DEF of the Company's annual report on Form 10-K for the year ended December 31, 2024

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - incorporated by reference from Exhibit 101.LAB of the Company's annual report on Form 10-K for the year ended December 31, 2024

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - incorporated by reference from Exhibit 101.PRE of the Company's annual report on Form 10-K for the year ended December 31, 2024

Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.INS - incorporated by reference from Exhibit 104 of the Company's annual report on Form 10-K for the year ended December 31, 2024

* Compensatory Plans

(c) Schedules:

                                  Reference is made to Item 15(a)2 of Form 10-K for the year ended December 31, 2024.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC. (registrant)

	By:	/S/ Maryjo Cohen
Maryjo Cohen
President and Chief Executive Officer
Date: April 3, 2025