Form 10-Q
period 2025-03-30
NATIONAL PRESTO INDUSTRIES INC
filed 2025-05-09
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 30, 2025

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

There were 7,147,282 shares of the Issuer’s Common Stock outstanding as of May 9, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 30, 2025 and December 31, 2024

(Dollars in thousands)

	March 30, 2025 (Unaudited)		December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,018		$17,663
Marketable securities		4,496		5,010
Accounts receivable, net		46,859		62,289
Inventories:
Finished goods	$30,615		$38,351
Work in process	236,168		219,154
Raw materials	20,852	287,635	20,494	277,999
Notes receivable, current		204		600
Other current assets		6,742		3,100
Total current assets		346,954		366,661
PROPERTY, PLANT AND EQUIPMENT	$137,491		$114,534
Less allowance for depreciation	72,112	65,379	71,297	43,237
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		3,398		3,777
RIGHT-OF-USE LEASE ASSETS		9,804		9,962
DEFERRED INCOME TAXES		10,331		10,327
		$455,299		$453,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 30, 2025 and December 31, 2024

(Dollars in thousands)

	March 30, 2025 (Unaudited)		December 31, 2024
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$37,120		$44,625
Federal and state income taxes		8,795		4,680
Lease liabilities		526		564
Accrued liabilities		29,058		24,567
Total current liabilities		75,499		74,436
LEASE LIABILITIES - NON-CURRENT		9,278		9,397
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		1,937		1,937
Total liabilities		86,714		85,770
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	17,550		17,298
Retained earnings	354,127		353,659
Accumulated other comprehensive income	22		35
	379,140		378,433
Treasury stock, at cost	10,555		10,806
Total stockholders' equity		368,585		367,627
		$455,299		$453,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 30, 2025 and March 31, 2024

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2025	2024
Net sales	$103,639	$76,653
Cost of sales	85,528	62,800
Gross profit	18,111	13,853
Selling and general expenses	8,662	7,197
Intangibles amortization	379	379
Operating profit	9,070	6,277
Other income	738	2,075
Earnings before provision for income taxes	9,808	8,352
Provision for income taxes	2,198	1,784
Net earnings	$7,610	$6,568

Weighted average shares outstanding:
Basic and diluted	7,137	7,117

Net Earnings per share:
Basic and diluted	$1.07	$0.92

Comprehensive income:
Net earnings	$7,610	$6,568
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	13	-
Comprehensive income	$7,623	$6,568

Cash dividends declared and paid per common share	$1.00	$4.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 30, 2025 and March 31, 2024

(Unaudited)

(Dollars in thousands)

	2025	2024
Cash flows from operating activities:
Net earnings	$7,610	$6,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	841	1,095
Intangibles amortization	379	379
Benefit from doubtful accounts	-	(285)
Non-cash retirement plan expense	292	262
Other	106	79
Changes in operating accounts:
Accounts receivable, net	15,430	10,913
Inventories	(9,636)	(13,564)
Other assets and current assets	(3,641)	(1,598)
Accounts payable and accrued liabilities	(3,014)	(73)
Federal and state income taxes	4,093	1,779
Net cash provided by operating activities	12,460	5,555

Cash flows from investing activities:
Marketable securities purchased	-	(2,926)
Marketable securities - maturities and sales	497	5,009
Proceeds from note receivable	403	174
Purchase of property, plant and equipment	(22,983)	(389)
Net (used in) provided by investing activities	(22,083)	1,868

Cash flows from financing activities:
Proceeds from line of credit	2,839	-
Payments on line of credit	(2,839)	-
Dividends paid	(7,142)	(32,029)
Proceeds from sale of treasury stock	120	513
Other	-	(18)
Net cash used in financing activities	(7,022)	(31,534)

Net decrease in cash and cash equivalents	(16,645)	(24,111)
Cash and cash equivalents at beginning of period	17,663	87,657
Cash and cash equivalents at end of period	$1,018	$63,546

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 30, 2025 and March 31, 2024

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2023	7,082	$7,441	16,031	$344,245	$22	$(11,483)	$356,256
Net earnings				6,568			6,568
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(32,029)			(32,029)
Other	16		465	(18)	(1)	397	843
Balance March 31, 2024	7,098	$7,441	$16,496	$318,766	$21	$(11,086)	$331,638

Balance December 31, 2024	7,103	$7,441	$17,298	$353,659	$35	$(10,806)	$367,627
Net earnings				7,610			7,610
Unrealized gain on available-for-sale securities, net of tax					(13)		(13)
Dividends paid March 17, $1.00 per share regular				(7,142)			(7,142)
Other	-		252	-	-	251	503
Balance March 30, 2025	7,103	$7,441	$17,550	$354,127	$22	$(10,555)	$368,585

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all of the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of  December 31, 2024 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2024 Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of March 30, 2025 and December 31, 2024, $16,002,000 and $7,345,000 respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $5,269,000 during the three month period ended March 30, 2025 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, which primarily pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  There were no material adjustments to the aforementioned estimates during the three month periods ended  March 30, 2025 and March 31, 2024.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment was $1,242,196,000 and $1,085,612,000 as of March 30, 2025 and December 31, 2024, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 42-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

The Defense segment was started in 2001 with the acquisition of AMTEC Corporation, which manufactures precision mechanical and electromechanical assemblies for the U.S. Government and prime contractors. During 2005, and again during 2010, AMTEC Corporation was one of two prime contractors selected by the Army to supply all requirements for the 40mm family of practice and tactical ammunition cartridges for a period of five years. In 2016, AMTEC was awarded a one-year contract, and in 2017 and 2022, it was awarded third and fourth five-year contracts, respectively as the sole prime contractor. AMTEC's manufacturing plant is located in Janesville, Wisconsin. Since the inception of the Defense segment in 2001, the Company has expanded the segment by making several strategic business acquisitions, and has additional facilities located in East Camden, Arkansas; Antigo, Wisconsin; Clear Lake, South Dakota, and Marshall, Texas. During 2003, the segment was expanded with the acquisition of Spectra Technologies, LLC of East Camden, Arkansas. This facility performs Load, Assemble, and Pack (LAP) operations on ordnance-related products for the U.S. Government and prime contractors. During 2006, the segment was expanded again with the acquisition of certain assets of Amron, LLC of Antigo, Wisconsin, which primarily manufactures cartridge cases used in medium caliber (20-50mm) ammunition. During 2014, the Company continued the expansion of the Defense segment with the purchase of substantially all of the assets of Chemring Energetic Devices, Inc. located in Clear Lake, South Dakota, and all of the real property owned by Technical Ordnance Realty, LLC. The Clear Lake facility manufactures detonators, booster pellets, release cartridges, lead azide, and other military energetic devices and materials. During 2022, the Company again expanded the Defense segment by acquiring the equity interests of Woodlawn Manufacturing, Ltd. Woodlawn Manufacturing, Ltd, is a high volume manufacturer of precision metal parts and assemblies primarily for the defense and aerospace industry. The Defense segment’s collection of facilities enables the Company to deliver in virtually all aspects of the manufacture of medium caliber training and tactical rounds. Those aspects include the fuze, the detonator, the metal parts (including the cartridge case), and load, assemble and pack of the final round.

The Safety segment was started in 2019 with the acquisition of OneEvent Technologies, Inc., which focuses on protection for buildings, homes, assets, and occupants. The company is located in Mount Horeb, Wisconsin and was established in 2014. OneEvent's cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict, alert, and prevent. Sensors measure a variety of environmental data including temperature, smoke, carbon monoxide, motion, humidity, water, and more. On purchase, it was combined with Rusoh, Inc. which designed and marketed fire extinguishers. Previous to 2019, Rusoh Inc. had been in included in the Company’s Housewares/Small Appliance segment. The Company divested Rusoh, Inc. on November 14, 2023. On July 29, 2022, certain assets were purchased and certain liabilities were assumed of Knox Safety, Inc., a company formed in 2019 with operations in Illinois and North Carolina. Knox Safety is a startup company that designs and sells carbon monoxide detectors for residential use. Subsequent to the acquisition, the company legally adopted the corporate name Rely Innovations, Inc.

The Company manages and assesses the performance of its reportable segments by their gross profit and operating profit. As part of the CODM’s review of segment level performance, the CODM reviews these measures of income of each reportable segment, which drives the evaluation of the performance of the Company’s reportable segments and allocation of resources to those segments. The significant segment expense categories included in the table below augment the Company’s understanding of operating results.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Three Months Ended March 30, 2025
External net sales	$21,926	$80,938	$775	$103,639
Cost of sales	20,466	63,308	1,754	85,528
Gross profit (loss)	1,460	17,630	(979)	18,111
Selling and general expenses (1)	3,166	3,870	785	7,821
Depreciation and amortization	230	571	419	1,220
Operating profit (loss)	(1,936)	13,189	(2,183)	9,070
Total assets	108,389	339,949	6,961	455,299
Capital expenditures	22,275	708	0	22,983

Three Months Ended March 31, 2024
External net sales	$21,267	$55,040	346	$76,653
Cost of sales	18,159	43,116	1,525	62,800
Gross profit (loss)	3,108	11,924	(1,179)	13,853
Selling and general expenses (1)	2,419	2,415	1,268	6,102
Depreciation and amortization	240	1,194	40	1,474
Operating profit (loss)	449	8,315	(2,487)	6,277
Total assets	155,579	255,691	6,187	417,457
Capital expenditures	33	304	52	389

(1) Excludes depreciation and amortization

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

At March 30, 2025 and December 31, 2024, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 30, 2025
Certificates of Deposit	$4,468	4,496	$28	$-
Total Marketable Securities	$4,468	$4,496	$28	$-

December 31, 2024
Certificates of Deposit	4,965	5,010	45	-
Total Marketable Securities	$4,965	$5,010	$45	$-

Proceeds from maturities and sales of available-for-sale securities totaled $497,000 and $5,009,000 for the three month periods ended March 30, 2025 and March 31, 2024, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized gains or losses included in other comprehensive income were $(17,000) and $0 before taxes for the three month periods ended March 30, 2025 and March 31, 2024, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at March 30, 2025 are as follows: $3,970,000 within one year; $498,000 beyond one year to five years.

NOTE G – OTHER ASSETS

Other Assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances and Safety segments.  As of March 30, 2025 and December 31, 2024, $3,570,000 and $2,929,000 of such prepayments, respectively, remained unused and outstanding and were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month period following those dates.

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

	Three Months Ended	Three Months Ended
Summary of Lease Cost (in thousands)	March 30, 2025	March 31, 2024
Operating lease cost	$297	$305
Short-term and variable lease cost	96	60
Total lease cost	$393	$365

Operating cash used for operating leases was $393,000 and $365,000 for the three months ended  March 30, 2025 and March 31, 2024, respectively.  The weighted-average remaining lease term was 19.0 years, and the weighted-average discount rate was 4.7% as of March 30, 2025.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2025 (remaining nine months)	$642
2026	812
2027	806
2028	812
2029	757
Thereafter	11,920
Total lease payments	$15,749
Less: future interest expense	5,945
Lease liabilities	$9,804

Lease income from operating lease payments was $569,000 and $551,000 for the quarters ended March 30, 2025 and March 31, 2024, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2025 (remaining nine months)	$1,707
2026	2,257
2027	2,257
2028	2,257
2029	2,257
Thereafter	15,799
Total lease payments	$26,534

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

NOTE J – LINE OF CREDIT

The Company has maintained an unsecured line of credit for short term operating cash needs of $50,000,000 and $10,000,000 as of March 30, 2025 and December 31, 2024, respectively. There were no amounts outstanding under this line of credit as of March 30, 2025 and December 31, 2024, which expires September 30, 2025. On February 7, 2025, the Company replaced the $10,000,000 line of credit with the $50,000,000 revolving line of credit. The interest rate on the current line of credit resets monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one-and-one-quarter percent. The interest rate on the previous line of credit reset monthly to the 30-day SOFR plus one percent.  Additionally, the Company had no issued commercial letters of credit as of March 30, 2025 and December 31, 2024.

NOTE K – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

NOTE L - SUBSEQUENT EVENT

The Company evaluates events that occur through the financial statement filing date and discloses any material or significant events or transactions.

During the Quarter ended March 30, 2025, the Company made deposits totaling $2,701,000 with a vendor in its Housewares/Small Appliances segment.  On April 21, 2025, a representative of the vendor notified the Company that the vendor was a going concern, and that it would be in breach of its contract with the Company.  As prescribed by ASC 855, Subsequent Events, no impairment has been recorded against the deposit as of March 30, 2025.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2024 Annual Report to Stockholders, in the Proxy Statement for the annual meeting to be held on May 20, 2025, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

As of March 30, 2025, 191 employees of Amron, or 17% of the total workforce of the Company and its subsidiaries are members of the United Steel Workers union.  The most recent contract between Amron and the union expired on February 25, 2025. Tentative agreements had been reached between Amron and the union negotiation committee to extend the union contract through February 28, 2030, but were voted down by union membership on February 13, 2025 and March 14, 2025.  On May 5, 2025 a new agreement was reached. The membership ratification vote is scheduled for May 23, 2025.  The Company cannot predict the outcome of that vote.

Comparison of First Quarter 2025 and 2024

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended March 30, 2025 and March 31, 2024.

On a consolidated basis, net sales increased by $26,986,000 (35%), gross profit increased by $4,258,000 (31%), selling and general expenses increased by $1,465,000 (20%), and amortization was consistent.  Other income decreased by $1,337,000 (64%), earnings before provision for income taxes increased by $1,456,000 (17%), and net earnings increased by $1,042,000 (16%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $659,000 from $21,267,000 to $21,926,000, or 3%, which was primarily attributable to an increase in units shipped.  Defense net sales increased by $25,898,000 from $55,040,000 to $80,938,000 or 47%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit decreased $1,648,000 from $3,108,000 to $1,460,000, primarily reflecting the increase in sales mentioned above, offset by a less favorable mix of products and higher material costs.  The Trump administration's tariffs that went into effect on goods deemed to have been shipped from the Orient after January 31, 2025 also unfavorably affected earnings. Those tariffs are treated as period costs at the time they are incurred.  Defense gross profit increased $5,706,000 from $11,924,000 to $17,630,000, primarily reflecting the increase in sales mentioned above. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $737,000, primarily due to the increase in legal and professional costs of $253,000, the absence of the favorable adjustment to the reserve for bad debts of $285,000 from the prior year, and an increase health care cost accruals of $202,000.  Selling and general expenses for the Defense segment increased $832,000, primarily attributed to the increases in personnel costs of $609,000, legal and professional costs of $163,000, and repairs and maintenance of $107,000. Selling and general expenses for the Safety segment decreased $104,000, primarily reflecting reduced personnel costs.

The above items were responsible for the change in operating profit.

The $1,337,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from a lower average daily investment as a result of larger investments in inventory required to support augmented defense segment awards.

Earnings before provision for income taxes increased $1,456,000 from $8,352,000 to $9,808,000.  The provision for income taxes increased from $1,784,000 to $2,198,000, which resulted in an effective income tax rate of 22% and 21% for the quarters ended March 30, 2025 and March 31, 2024, respectively.  Net earnings increased $1,042,000 from $6,568,000 to $7,610,000, or 16%.

Liquidity and Capital Resources

Net cash provided by operating activities was $12,460,000 during the first three months of 2025 compared to $5,555,000 during the first three months of 2024.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2025 were net earnings of $7,610,000, which included non-cash depreciation and amortization expenses of $1,220,000.  Contributing to the cash provided were a decrease in accounts receivable levels stemming from cash collections on customer sales and increases in payable and accrual levels. These were partially offset by increases in inventory levels and deposits made to vendors included in other current assets.  Of particular note during the first three months of 2024 were net earnings of $6,568,000, which included non-cash depreciation and amortization expenses of $1,474,000. Contributing to the cash provided were decreases in accounts receivable levels stemming from cash collections on customer sales, offset by increases in inventory levels, as well as prepayments included in other current assets.

Net cash used in investing activities was $22,083,000 for the first three months of 2025, and net cash provided by investing activities was $1,868,000 for the first three months of 2024.  Significant factors contributing to the change were net maturities and sales of marketable securities of $497,000 in 2025, and $2,083,000 in 2024; and purchases of property, plant and equipment of $22,983,000 in 2025, as opposed to $389,000 in 2024.

Net cash used in financing activities was $7,022,000 and $31,534,000, for the first three months of 2025 and 2024, respectively, and primarily relates to the annual dividend payments.  There was no extra dividend payment during 2025. In 2024, the extra dividend was $3.50 per share.  Cash flows for both three month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan. In addition, the Company drew on and repaid its line of credit during 2025, incurring interest expense of $4,000.

Working capital decreased by $20,770,000 during the first three months of 2025 to $271,455,000 at March 30, 2025 for the reasons stated above.  The Company's current ratio was 4.6 to 1.0 and 4.9 to 1.0 at March 30, 2025 and December 31, 2024, respectively.

The Company expects to continue to evaluate acquisition opportunities that align with its business segments and will make further acquisitions, as well as continue to make capital investments in its business segments per existing authorized projects and for additional projects, if the appropriate return on investment is projected.

The Company has sufficient liquidity in the form of operating activities cash flows and a credit facility to meet all of its anticipated capital requirements, to make dividend payments, and to fund future growth through acquisitions and other means.

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

The Company's critical accounting policies are those that materially affect its Consolidated Financial Statements and involve difficult, subjective, or complex judgments by management. The Company reviewed the development and selection of the critical accounting policies and believes the following is the most critical accounting policy that could have an effect on the Company's reported results as it involves the use of significant estimates and assumptions as described above.  This critical accounting policy and estimate has been reviewed with the Audit Committee of the Board of Directors.  See Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2024 filed on March 14, 2025 for more detailed information regarding the Company's critical accounting policies.

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

The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill.  Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated.  The impairment test for goodwill requires the determination of fair value of the reporting unit.  The Company uses multiples of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), sales, and discounted cash flow models, which are described above, to determine the reporting unit's fair value, as appropriate. The Company also uses qualitative analysis to assess goodwill impairment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds. Based on the accounting profession’s interpretation of cash equivalents under FASB ASC Topic 230, the Company’s seven-day variable rate demand notes have been in the past classified as marketable securities rather than as cash equivalents.  The demand notes are highly liquid instruments with interest rates set every seven days that can be tendered to the trustee or remarketer upon seven days notice for payment of principal and accrued interest amounts.  The seven-day tender feature of these variable rate demand notes is further supported by an irrevocable letter of credit from highly rated U.S. banks.  To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit.  The Company has had no issues tendering these notes to the trustees or remarketers.  Other than a failure of a major U.S. bank, there are no risks of which the Company is aware that relate to these notes in the current market. The balance of the Company’s investments is held primarily in certificates of deposits and other fixed rate securities, with a weighted average life of 0.5 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of March 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended March 30, 2025 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note I to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended March 30, 2025.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 9.3	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.3 of the Company's annual report on Form 10-K for the year ended December 31, 2024
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: May 9, 2025