Form 10-Q
period 2025-06-29
NATIONAL PRESTO INDUSTRIES INC
filed 2025-08-08
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 29, 2025

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

There were 7,149,529 shares of the Issuer’s Common Stock outstanding as of August 8, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 29, 2025 and December 31, 2024

(Dollars in thousands)

	June 29, 2025 (Unaudited)		December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,757		$17,663
Marketable securities		2,998		5,010
Accounts receivable, net		54,363		62,289
Inventories:
Finished goods	$29,562		$38,351
Work in process	247,171		219,154
Raw materials	22,221	298,954	20,494	277,999
Income tax receivable		1,914		-
Notes receivable, current		206		600
Other current assets		4,866		3,100
Total current assets		365,058		366,661
PROPERTY, PLANT AND EQUIPMENT	$137,256		$114,534
Less allowance for depreciation	72,972	64,284	71,297	43,237
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		3,019		3,777
RIGHT-OF-USE LEASE ASSETS		9,731		9,962
DEFERRED INCOME TAXES		10,333		10,327
		$471,858		$453,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 29, 2025 and December 31, 2024

(Dollars in thousands)

	June 29, 2025 (Unaudited)		December 31, 2024
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$42,831		$44,625
Line of Credit		12,636		-
Federal and state income taxes		-		4,680
Lease liabilities		574		564
Accrued liabilities		30,658		24,567
Total current liabilities		86,699		74,436
LEASE LIABILITIES - NON-CURRENT		9,157		9,397
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		1,937		1,937
Total liabilities		97,793		85,770
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	17,815		17,298
Retained earnings	359,279		353,659
Accumulated other comprehensive income	13		35
	384,548		378,433
Treasury stock, at cost	10,483		10,806
Total stockholders' equity		374,065		367,627
		$471,858		$453,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 29, 2025 and June 30, 2024

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Net sales	$120,449	$85,060	$224,088	$161,713
Cost of sales	101,903	70,361	187,431	133,161
Gross profit	18,546	14,699	36,657	28,552
Selling and general expenses	9,370	7,959	18,032	15,156
Impairment of vendor deposit	2,701	-	2,701	-
Intangibles amortization	379	379	758	758
Operating profit	6,096	6,361	15,166	12,638
Other income	517	1,485	1,255	3,560
Earnings before provision for income taxes	6,613	7,846	16,421	16,198
Provision for income taxes	1,461	1,769	3,659	3,553
Net earnings	$5,152	$6,077	$12,762	$12,645

Weighted average shares outstanding:
Basic and diluted	7,147	7,128	7,144	7,122

Net Earnings per share:
Basic and diluted	$0.72	$0.85	$1.79	$1.78

Comprehensive income:
Net earnings	$5,152	$6,077	$12,762	$12,645
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities	9	7	23	7
Comprehensive income	$5,143	$6,070	$12,739	$12,638

Cash dividends declared and paid per common share	$0.00	$0.00	$1.00	$4.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 29, 2025 and June 30, 2024

(Unaudited)

(Dollars in thousands)

	2025	2024
Cash flows from operating activities:
Net earnings	$12,762	$12,645
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	1,702	1,926
Intangibles amortization	758	758
Benefit from doubtful accounts	-	(285)
Non-cash retirement plan expense	512	464
Impairment of vendor deposit	2,701	-
Other	260	284
Changes in operating accounts:
Accounts receivable, net	7,926	(2,987)
Inventories	(20,955)	(37,655)
Other assets and current assets	(1,765)	540
Accounts payable and accrued liabilities	6,572	112
Federal and state income taxes	(8,931)	(4,130)
Net cash provided by (used in) operating activities	1,542	(28,328)

Cash flows from investing activities:
Marketable securities purchased	-	(5,432)
Marketable securities - maturities and sales	1,983	11,008
Proceeds from note receivable	404	230
Purchase of property, plant and equipment	(25,449)	(1,048)
Net (used in) provided by investing activities	(23,062)	4,758

Cash flows from financing activities:
Proceeds from line of credit	58,198	-
Payments on line of credit	(45,562)	-
Dividends paid	(7,142)	(32,029)
Proceeds from sale of treasury stock	120	513
Net cash provided by (used in) financing activities	5,614	(31,516)

Net decrease in cash and cash equivalents	(15,906)	(55,086)
Cash and cash equivalents at beginning of period	17,663	87,657
Cash and cash equivalents at end of period	$1,757	$32,571

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$75	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 29, 2025 and June 30, 2024

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at March 31, 2024	7,098	$7,441	16,496	$318,766	$21	$(11,086)	$331,638
Net earnings				6,077			6,077
Unrealized loss on available-for-sale securities, net of tax					(7)		(7)
Other	2		259	18		100	377
Balance June 30, 2024	7,100	$7,441	$16,755	$324,861	$14	$(10,986)	$338,085

Balance March 30, 2025	7,103	$7,441	$17,550	$354,127	$22	$(10,555)	$368,585
Net earnings				5,152			5,152
Unrealized loss on available-for-sale securities, net of tax					(9)		(9)
Other	-		265	-	-	72	337
Balance June 29, 2025	7,103	$7,441	$17,815	$359,279	$13	$(10,483)	$374,065

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2023	7,082	$7,441	16,031	$344,245	$22	$(11,483)	$356,256
Net earnings				12,645			12,645
Unrealized loss on available-for-sale securities, net of tax					(7)		(7)
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(32,029)			(32,029)
Other	18		724	-	(1)	497	1,220
Balance June 30, 2024	7,100	$7,441	$16,755	$324,861	$14	$(10,986)	$338,085

Balance December 31, 2024	7,103	$7,441	$17,298	$353,659	$35	$(10,806)	$367,627
Net earnings				12,762			12,762
Unrealized loss on available-for-sale securities, net of tax					(23)		(23)
Dividends paid March 17, $1.00 per share regular				(7,142)			(7,142)
Other	0		517	-	1	323	841
Balance June 29, 2025	7,103	$7,441	$17,815	$359,279	$13	$(10,483)	$374,065

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

NOTE B – REVENUES

The Company’s revenues are derived from contracts and programs that are typically completed within 3 to 42 months and are recognized in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company’s contracts generally contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small Appliances segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliances segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of June 29, 2025 and December 31, 2024, $13,832,000 and $7,345,000 respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $7,110,000 during the six month period ended June 29, 2025 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, which primarily pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  There were no material adjustments to the aforementioned estimates during the three and six month periods ended  June 29, 2025 and June 30, 2024.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment was $1,370,910,000 and $1,085,612,000 as of June 29, 2025 and December 31, 2024, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 42-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Three months ended June 29, 2025
External net sales	$20,346	$99,813	$290	$120,449
Cost of sales	19,866	80,613	1,424	101,903
Gross profit (loss)	480	19,200	(1,134)	18,546
Selling and general expenses (1)	3,706	3,684	1,120	8,510
Depreciation and amortization	235	961	43	1,239
Operating profit (loss)	(6,162)	14,555	(2,297)	6,096
Total assets	102,964	361,978	6,916	471,858
Depreciation and amortization	235	961	43	1,239
Capital expenditures	1,507	923	138	2,568

Three months ended June 30, 2024
External net sales	$18,667	$66,126	$267	$85,060
Cost of sales	15,206	53,347	1,808	70,361
Gross profit (loss)	3,461	12,779	(1,541)	14,699
Selling and general expenses (1)	3,052	2,824	1,254	7,130
Depreciation and amortization	252	917	39	1,208
Operating profit (loss)	157	9,038	(2,834)	6,361
Total assets	127,110	284,670	6,318	418,098
Depreciation and amortization	252	917	39	1,208
Capital expenditures	46	642	73	761

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Six Months Ended June 29, 2025
External net sales	$42,272	$180,751	$1,065	$224,088
Cost of sales	40,332	143,921	3,178	187,431
Gross profit (loss)	1,940	36,830	(2,113)	36,657
Selling and general expenses (1)	6,872	7,174	2,284	16,330
Depreciation and amortization	465	1,912	83	2,460
Operating profit (loss)	(8,098)	27,744	(4,480)	15,166
Total assets	102,964	361,978	6,916	471,858
Capital expenditures	23,782	1,631	36	25,449

Six Months Ended June 30, 2024
External net sales	$39,934	$121,166	$613	$161,713
Cost of sales	33,365	96,463	3,333	133,161
Gross profit (loss)	6,569	24,703	(2,720)	28,552
Selling and general expenses (1)	5,470	5,238	2,522	13,230
Depreciation and amortization	493	2,112	79	2,684
Operating profit (loss)	606	17,353	(5,321)	12,638
Total assets	127,110	284,670	6,318	418,098
Capital expenditures	79	946	23	1,048

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

The carrying amounts for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, line of credit, and accrued liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments.  See Note F for fair value information on marketable securities.

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

At June 29, 2025 and December 31, 2024, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 29, 2025
Certificates of Deposit	$2,982	2,998	$16	$-
Total Marketable Securities	$2,982	$2,998	$16	$-

December 31, 2024
Certificates of Deposit	4,965	5,010	45	-
Total Marketable Securities	$4,965	$5,010	$45	$-

Proceeds from maturities and sales of available-for-sale securities totaled $1,486,000 and $6,003,000 for the three month periods ended June 29, 2025 and June 30, 2024, respectively, and totaled $1,983,000 and $11,008,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $12,000 and $9,000 before taxes for the three month periods ended June 29, 2025 and June 30, 2024, and were $29,000 and $9,000 for the six month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at June 29, 2025 are as follows: $2,484,000 within one year; $498,000 beyond one year to five years.

NOTE G – OTHER ASSETS

Other Assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances and Safety segments.  As of June 29, 2025 and December 31, 2024, $3,146,000 and $2,929,000 of such prepayments, respectively, remained unused and outstanding and were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month period following those dates.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Summary of Lease Cost (in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease cost	$316	$305	$613	$610
Short-term and variable lease cost	62	79	158	139
Total lease cost	$378	$384	$771	$749

Operating cash used for operating leases was $378,000 and $384,000 for the three months ended  June 29, 2025 and June 30, 2024, respectively, and $771,000 and $749,000 for the six months then ended, respectively.  The weighted-average remaining lease term was 18.6 years, and the weighted-average discount rate was 4.6% as of June 29, 2025.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2025 (remaining six months)	$488
2026	812
2027	806
2028	812
2029	757
Thereafter	11,879
Total lease payments	$15,554
Less: future interest expense	5,823
Lease liabilities	$9,731

Lease income from operating lease payments was $583,000 and $569,000 for the quarters ended June 29, 2025 and June 30, 2024, respectively, and $1,166,000 and $1,120,000 for the six months then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2025 (remaining six months)	$1,167
2026	2,314
2027	2,314
2028	2,314
2029	2,314
Thereafter	16,198
Total lease payments	$26,621

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

NOTE J – LINE OF CREDIT

The Company has maintained an unsecured line of credit for short term operating cash needs of $50,000,000 and $10,000,000 as of June 29, 2025 and December 31, 2024, respectively. The line of credit expires on September 30, 2025. The outstanding balance as of June 29, 2025 and December 31, 2024 was $12,636,000 and $0, respectively. The interest rate on the current line of credit resets monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one-and-one-quarter percent. The interest rate on the previous line of credit reset monthly to the 30-day SOFR plus one percent.  Additionally, the Company had no issued commercial letters of credit as of  June 29, 2025 and December 31, 2024.

NOTE K – IMPAIRMENT OF VENDOR DEPOSIT

During the quarter ended March 30, 2025, the Company made deposits totaling $2,701,000 with a vendor in its Housewares/Small Appliances segment.  On May 29, 2025, the vendor filed for protection in the U.S. Bankruptcy Court in the Northern District of Texas.  As recovery of the deposit is deemed unlikely, the Company recorded an impairment of the full deposit during the quarter ended June 29, 2025.  The deposit had been carried in Property, Plant and Equipment on the Company’s balance sheet.

NOTE L – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2025.

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

NOTE M - SUBSEQUENT EVENT

The Company evaluates events that occur through the financial statement filing date and discloses any material or significant events or transactions.

On July 29, 2025, the U.S. Army awarded AMTEC Corporation, the Company’s wholly owned subsidiary, an option award totaling $101.1 million under year four (Government Fiscal Year (FY) 2025) of AMTEC’s current five-year 40mm systems contract. Deliveries under the option award are scheduled to commence in mid-2027 and continue through early 2028.

On July 31, 2025, the Company sold certain assets of its wholly owned subsidiary, OneEvent Technologies, Inc. for $279,000, plus contingent consideration of $275,000 to be paid through 2029. The important intellectual property of the business has been retained. To focus direction of the business, certain assets and liabilities of the refrigeration/freezer monitoring portion of the business have been divested.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2024 Annual Report to Stockholders, in the Proxy Statement for the annual meeting held on May 20, 2025, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

Comparison of Second Quarter 2025 and 2024

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended June 29, 2025 and June 30, 2024.

On a consolidated basis, net sales increased by $35,389,000 (42%), gross profit increased by $3,847,000 (26%), selling and general expenses increased by $1,411,000 (18%), impairment of vendor deposit increased $2,701,000, and amortization was consistent.  Other income decreased by $968,000 (65%), earnings before provision for income taxes decreased by $1,233,000 (16%), and net earnings decreased by $925,000 (15%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $1,679,000 from $18,667,000 to $20,346,000, or 9%, 72% of which was attributable to an increase in units shipped, with the balance of the increase related to increases in pricing.  Defense net sales increased by $33,687,000 from $66,126,000 to $99,813,000 or 51%, primarily reflecting an increase in shipments from the segment's backlog.

Notwithstanding the increase in sales mentioned above, Housewares/Small Appliance gross profit decreased $2,981,000 from $3,461,000 to $480,000, primarily reflecting the Trump administration's tariffs that went into effect on goods deemed to have been shipped from the Orient after January 31, 2025. Those tariffs are generally treated as period costs and expensed as they are incurred, reflecting the segment’s LIFO inventory cost valuation method. To a lesser degree, increases in the cost of materials had a negative effect on the segment’s gross profit, which were mainly offset by lower repair costs at its main facility.  Defense gross profit increased $6,421,000 from $12,779,000 to $19,200,000, primarily reflecting the increase in sales mentioned above. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $637,000, primarily due to an increase in self-insurance accruals of $628,000.  Selling and general expenses for the Defense segment increased $904,000, primarily attributed to the increases in personnel costs of $722,000, and repairs and maintenance of $91,000. Selling and general expenses for the Safety segment were relatively flat.

During the first quarter of 2025, the Company made deposits totaling $2,701,000 with a vendor in its Housewares/Small Appliances segment.  On May 29, 2025, the vendor filed for protection in the U.S. Bankruptcy Court in the Northern District of Texas.  As recovery of the deposit is deemed unlikely, the Company recorded an impairment of the full deposit during the second quarter of 2025.

The above items were responsible for the change in operating profit.

The $968,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from a lower average daily investment as a result of larger investments in inventory required to support augmented Defense segment awards.

Earnings before provision for income taxes decreased $1,233,000 from $7,846,000 to $6,613,000.  The provision for income taxes decreased from $1,769,000 to $1,461,000, which resulted in an effective income tax rate of 22% and 23% for the quarters ended June 29, 2025 and June 30, 2024, respectively.  Net earnings decreased $925,000 from $6,077,000 to $5,152,000, or 15%.

Comparison of First Six Months 2025 and 2024

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended June 29, 2025 and June 30, 2024.

On a consolidated basis, net sales increased by $62,375,000 (39%), gross profit increased by $8,105,000 (28%), selling and general expenses increased by $2,876,000 (19%), impairment of vendor deposit increased $2,701,000, and amortization was consistent.  Other income decreased by $2,305,000 (65%), earnings before provision for income taxes increased by $223,000 (1%), and net earnings increased by $117,000 (1%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales increased by $2,338,000 from $39,934,000 to $42,272,000, or 6%, 86% of which was attributable to an increase in units shipped, with the balance of the increase related to increases in pricing.  Defense net sales increased by $59,585,000 from $121,166,000 to $180,751,000 or 49%, primarily reflecting an increase in shipments from the segment's backlog.

Notwithstanding the increase in sales mentioned above, Housewares/Small Appliance gross profit decreased $4,629,000 from $6,569,000 to $1,940,000, primarily reflecting the Trump administration's tariffs that went into effect on goods deemed to have been shipped from the Orient after January 31, 2025. Those tariffs are generally treated as period costs and expensed as they are incurred, reflecting the segment’s LIFO inventory cost valuation method. To a lesser degree, increases in the cost of materials and a less favorable product mix had a negative effect on the segment’s gross profit, which were partially offset by lower repair costs at its main facility. Defense gross profit increased $12,127,000 from $24,703,000 to $36,830,000, primarily reflecting the increase in sales mentioned above. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $1,374,000, primarily due to an increase in self-insurance accruals of $756,000, an increase in legal and professional costs of $253,000, and the absence of the favorable adjustment to the reserve for bad debts of $285,000 that occurred in the prior year.  Selling and general expenses for the Defense segment increased $1,664,000, primarily attributed to the increases in personnel costs of $1,334,000, repairs and maintenance of $192,000, and legal and professional costs of $139,000. Selling and general expenses for the Safety segment decreased $162,000, primarily reflecting reduced personnel costs of $126,000 and travel expenses of $112,000.

During the first quarter of 2025, the Company made deposits totaling $2,701,000 with a vendor in its Housewares/Small Appliances segment.  On May 29, 2025, the vendor filed for protection in the U.S. Bankruptcy Court in the Northern District of Texas.  As recovery of the deposit is deemed unlikely, the Company recorded an impairment of the full deposit during the second quarter of 2025.

The above items were responsible for the change in operating profit.

The $2,305,000 decrease in other income was primarily attributable to a decrease in interest income on marketable securities largely stemming from a lower average daily investment as a result of larger investments in inventory required to support augmented Defense segment awards.

Earnings before provision for income taxes increased $223,000 from $16,198,000 to $16,421,000.  The provision for income taxes increased from $3,553,000 to $3,659,000, which resulted in an effective income tax rate of 22% for both the first six months ended June 29, 2025 and June 30, 2024.  Net earnings increased $117,000 from $12,645,000 to $12,762,000, or 1%.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,542,000 during the first six months of 2025 as compared to $28,328,000 cash used during the first six months of 2024.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2025 were net earnings of $12,762,000, which included the non-cash impairment of a vendor deposit of $2,701,000 and depreciation and amortization expenses of $2,460,000. Contributing to the cash provided was a decrease in accounts receivable levels stemming from cash collections on customer sales. These were partially offset by a decrease in payable and accrual levels and increases in inventory levels and deposits made to vendors included in other current assets.  Of particular note during the first six months of 2024 were net earnings of $12,645,000, which included non-cash depreciation and amortization expenses of $2,684,000. Contributing to the cash used were increases in accounts receivable and inventory levels, as well as a decrease in federal and state taxes due.

Net cash used in investing activities was $23,062,000 for the first six months of 2025, and net cash provided by investing activities was $4,758,000 for the first six months of 2024.  Significant factors contributing to the change were net maturities and sales of marketable securities of $1,983,000 in 2025, and $5,576,000 in 2024; and purchases of property, plant and equipment of $25,449,000 in 2025, as opposed to $1,048,000 in 2024.

Net cash provided by financing activities was $5,614,000 for the first six months of 2025, and net cash used in financing activities was $31,516,000 for the first six months of 2024. The change primarily relates to the annual dividend payments.  There was no extra dividend payment during 2025. In 2024, the extra dividend was $3.50 per share. Also contributing to the change were net proceeds from the Company’s line of credit of $12,636,000 in 2025. Cash flows for both six month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan. During 2025, the Company incurred interest expense of $75,000 related to its line of credit.

Working capital decreased by $13,866,000 during the first six months of 2025 to $278,359,000 at June 29, 2025 for the reasons stated above.  The Company's current ratio was 4.2 to 1.0 and 4.9 to 1.0 at June 29, 2025 and December 31, 2024, respectively.

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

Critical Accounting Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon its Consolidated Financial Statements.  The preparation of the Company's Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and revenues and expenses during the periods reported.  The estimates are based on experience and other assumptions that the Company believes are reasonable under the circumstances, and these estimates are evaluated on an ongoing basis.  Actual results may differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of June 29, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended June 29, 2025 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note I to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended June 29, 2025.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 9.3	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.3 of the Company's annual report on Form 10-K for the year ended December 31, 2024
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: August 8, 2025