Form 10-Q
period 2025-09-28
NATIONAL PRESTO INDUSTRIES INC
filed 2025-11-07
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 28, 2025

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

There were 7,151,940 shares of the Issuer’s Common Stock outstanding as of November 7, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 28, 2025 and December 31, 2024

(Dollars in thousands)

	September 28, 2025 (Unaudited)		December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$2,089		$17,663
Marketable securities		2,501		5,010
Accounts receivable, net		63,654		62,289
Inventories:
Finished goods	$35,615		$38,351
Work in process	268,452		219,154
Raw materials	22,240	326,307	20,494	277,999
Income tax receivable		549		-
Notes receivable, current		208		600
Other current assets		3,073		3,100
Total current assets		398,381		366,661
PROPERTY, PLANT AND EQUIPMENT	$137,077		$114,534
Less allowance for depreciation	73,595	63,482	71,297	43,237
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		2,641		3,777
RIGHT-OF-USE LEASE ASSETS		9,558		9,962
DEFERRED INCOME TAXES		10,334		10,327
		$503,829		$453,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 28, 2025 and December 31, 2024

(Dollars in thousands)

	September 28, 2025 (Unaudited)		December 31, 2024
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$48,011		$44,625
Line of Credit		36,900		-
Federal and state income taxes		-		4,680
Lease liabilities		524		564
Accrued liabilities		27,549		24,567
Total current liabilities		112,984		74,436
LEASE LIABILITIES - NON-CURRENT		9,034		9,397
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		2,039		1,937
Total liabilities		124,057		85,770
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	18,133		17,298
Retained earnings	364,595		353,659
Accumulated other comprehensive income	9		35
	390,178		378,433
Treasury stock, at cost	10,406		10,806
Total stockholders' equity		379,772		367,627
		$503,829		$453,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 28, 2025 and September 29, 2024

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Net sales	$115,463	$91,823	$339,551	$253,536
Cost of sales	99,451	74,600	286,882	207,761
Gross profit	16,012	17,223	52,669	45,775
Selling and general expenses	9,221	7,621	27,253	22,777
Impairment of vendor deposit	-	-	2,701	-
Intangibles amortization	379	379	1,137	1,137
Operating profit	6,412	9,223	21,578	21,861
Other income	448	1,150	1,703	4,710
Earnings before provision for income taxes	6,860	10,373	23,281	26,571
Provision for income taxes	1,543	2,290	5,202	5,843
Net earnings	$5,317	$8,083	$18,079	$20,728

Weighted average shares outstanding:
Basic and diluted	7,150	7,131	7,146	7,126

Net Earnings per share:
Basic and diluted	$0.74	$1.13	$2.53	$2.91

Comprehensive income:
Net earnings	$5,317	$8,083	$18,079	$20,728
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(4)	52	(26)	45
Comprehensive income	$5,313	$8,135	$18,053	$20,773

Cash dividends declared and paid per common share	$0.00	$0.00	$1.00	$4.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 28, 2025 and September 29, 2024

(Unaudited)

(Dollars in thousands)

	2025	2024
Cash flows from operating activities:
Net earnings	$18,079	$20,728
Adjustments to reconcile net earnings to net cash used in operating activities:
Provision for depreciation	2,610	2,740
Intangibles amortization	1,137	1,137
Benefit from doubtful accounts	-	(285)
Non-cash retirement plan expense	776	695
Impairment of vendor deposit	2,701	-
Other	175	442
Changes in operating accounts:
Accounts receivable, net	(1,451)	2,158
Inventories	(48,362)	(73,198)
Other assets and current assets	143	1,371
Accounts payable and accrued liabilities	6,368	2,014
Federal and state income taxes	(5,230)	(3,595)
Net cash used in operating activities	(23,054)	(45,793)

Cash flows from investing activities:
Marketable securities purchased	-	(5,432)
Marketable securities - maturities and sales	2,476	15,056
Proceeds from note receivable	403	230
Proceeds from divestiture of Safety segment assets	278	-
Purchase of property, plant and equipment	(25,555)	(3,873)
Net (used in) provided by investing activities	(22,398)	5,981

Cash flows from financing activities:
Proceeds from line of credit	129,499	8,000
Payments on line of credit	(92,599)	(8,000)
Dividends paid	(7,142)	(32,029)
Proceeds from sale of treasury stock	120	513
Net cash provided by (used in) financing activities	29,878	(31,516)

Net decrease in cash and cash equivalents	(15,574)	(71,328)
Cash and cash equivalents at beginning of period	17,663	87,657
Cash and cash equivalents at end of period	$2,089	$16,329

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$299	$2

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 28, 2025 and September 29, 2024

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at June 30, 2024	7,100	$7,441	16,755	$324,861	$14	$(10,986)	$338,085
Net earnings				8,083			8,083
Unrealized gain on available-for-sale securities, net of tax					52		52
Other			255		1	100	356
Balance September 29, 2024	7,100	$7,441	$17,010	$332,944	$67	$(10,886)	$346,576

Balance June 29, 2025	7,103	$7,441	$17,815	$359,279	$13	$(10,483)	$374,065
Net earnings				5,317			5,317
Unrealized loss on available-for-sale securities, net of tax					(4)		(4)
Other	16		318	(1)		77	394
Balance September 28, 2025	7,119	$7,441	$18,133	$364,595	$9	$(10,406)	$379,772

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2023	7,082	$7,441	16,031	$344,245	$22	$(11,483)	$356,256
Net earnings				20,728			20,728
Unrealized gain on available-for-sale securities, net of tax					45		45
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(32,029)			(32,029)
Other	18		979			597	1,576
Balance September 29, 2024	7,100	$7,441	$17,010	$332,944	$67	$(10,886)	$346,576

Balance December 31, 2024	7,103	$7,441	$17,298	$353,659	$35	$(10,806)	$367,627
Net earnings				18,079			18,079
Unrealized loss on available-for-sale securities, net of tax					(26)		(26)
Dividends paid March 17, $1.00 per share regular				(7,142)			(7,142)
Other	16		835	(1)		400	1,234
Balance September 28, 2025	7,119	$7,441	$18,133	$364,595	$9	$(10,406)	$379,772

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of September 28, 2025 and December 31, 2024, $10,606,000 and $7,345,000 respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $7,110,000 during the nine month period ended September 28, 2025 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, which primarily pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  There were no material adjustments to the aforementioned estimates during the three and nine month periods ended  September 28, 2025 and September 29, 2024.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment was $1,416,082,000 and $1,085,612,000 as of September 28, 2025 and December 31, 2024, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 42-month period.  The performance obligations in the Housewares/Small Appliances segment have original expected durations of less than one year.

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

NOTE D – BUSINESS SEGMENTS

The Company operates in three business segments. The Company identifies its segments based on the Company's organization structure, which is primarily by principal products and is the way in which the Company’s Chief Operating Decision Maker (CODM), the Company’s CEO, makes operating decisions, assesses financial performance, and allocates resources. The principal product groups are Housewares/Small Appliances, Defense, and Safety. Sales for all segments are primarily to customers in North America.

The Housewares/Small Appliances segment designs, markets, and distributes housewares and small appliances. The housewares/small appliance products are sold primarily in the United States and Canada directly to retail outlets and also through independent distributors. The Company primarily sources its Housewares/Small Appliances products from non-affiliated suppliers located in the Orient. Sales are seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to the holiday season.

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

The Safety segment was started in 2019 with the acquisition of the assets of OneEvent Technologies, Inc., a business located in Mount Horeb, Wisconsin which focused on protection for buildings, homes, assets, and occupants using a cloud-based learning and an analytics engine that utilizes data from a series of sensing devices to predict, alert, and prevent. Upon purchase, it was combined with Rusoh, Inc. which designed and marketed fire extinguishers. Prior to 2019, Rusoh Inc. had been included in the Company’s Housewares/Small Appliances segment.  On July 29, 2022, certain assets were acquired and liabilities were assumed of Knox Safety, Inc., a startup business formed in 2019 with operations in Illinois and North Carolina. Knox Safety designed and sold carbon monoxide detectors for residential use. Subsequent to the acquisition, the acquiring entity legally adopted the corporate name Rely Innovations, Inc. and was added to the segment. Since its acquisition, the Company has introduced smoke detectors and fire extinguishers under the Rely name.  To focus the direction of the segment’s business, the Company divested the stock of Rusoh, Inc. on November 14, 2023 and certain assets of OneEvent related to its refrigeration monitoring business on July 31, 2025. The OneEvent intellectual property, however, has been retained.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Three months ended September 28, 2025
External net sales	$22,542	$92,588	$333	$115,463
Cost of sales	22,237	75,727	1,487	99,451
Gross profit (loss)	305	16,861	(1,154)	16,012
Selling and general expenses (1)	3,367	4,534	636	8,537
Depreciation and amortization	209	803	51	1,063
Operating profit (loss)	(3,271)	11,524	(1,841)	6,412
Total assets	110,529	386,654	6,646	503,829
Capital expenditures	21,470	324	13	21,807

Three months ended September 29, 2024
External net sales	$24,816	$66,794	$213	$91,823
Cost of sales	19,819	53,347	1,434	74,600
Gross profit (loss)	4,997	13,447	(1,221)	17,223
Selling and general expenses (1)	2,998	2,723	1,087	6,808
Depreciation and amortization	239	912	41	1,192
Operating profit (loss)	1,760	9,812	(2,349)	9,223
Total assets	118,773	303,614	6,515	428,902
Capital expenditures	35	2,765	26	2,826

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Nine Months Ended September 28, 2025
External net sales	$64,814	$273,339	$1,398	$339,551
Cost of sales	62,569	219,648	4,665	286,882
Gross profit (loss)	2,245	53,691	(3,267)	52,669
Selling and general expenses (1)	9,832	11,887	2,924	24,643
Depreciation and amortization	1,081	2,536	130	3,747
Operating profit (loss)	(11,369)	39,268	(6,321)	21,578
Total assets	110,529	386,654	6,646	503,829
Capital expenditures	21,549	1,269	36	22,854

Nine Months Ended September 29, 2024
External net sales	$64,750	$187,960	$826	$253,536
Cost of sales	53,184	149,810	4,767	207,761
Gross profit (loss)	11,566	38,150	(3,941)	45,775
Selling and general expenses (1)	7,710	8,718	3,609	20,037
Depreciation and amortization	1,490	2,267	120	3,877
Operating profit (loss)	2,366	27,165	(7,670)	21,861
Total assets	118,773	303,614	6,515	428,902
Capital expenditures	114	3,710	49	3,873

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

At September 28, 2025 and December 31, 2024, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 28, 2025
Certificates of Deposit	$2,489	2,501	$12	$-
Total Marketable Securities	$2,489	$2,501	$12	$-

December 31, 2024
Certificates of Deposit	4,965	5,010	45	-
Total Marketable Securities	$4,965	$5,010	$45	$-

Proceeds from maturities and sales of available-for-sale securities totaled $496,000 and $4,107,000 for the three month periods ended September 28, 2025 and September 29, 2024, respectively, and totaled $2,476,000 and $15,056,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $5,000 before taxes for the three month period ended  September 28, 2025, and $33,000 for the nine month period then ended. Net unrealized gains included in other comprehensive income were $66,000 before taxes for the three month period ended September 29, 2024, and $57,000 for the nine month period then ended. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at September 28, 2025 are as follows: $1,991,000 within one year; $498,000 beyond one year to five years.

NOTE G – OTHER ASSETS

Other Assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances and Safety segments.  As of September 28, 2025 and December 31, 2024, $2,072,000 and $2,929,000 of such prepayments, respectively, remained unused and outstanding and were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month period following those dates.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Summary of Lease Cost (in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Operating lease cost	$291	$305	$904	$915
Short-term and variable lease cost	88	68	246	207
Total lease cost	$379	$373	$1,150	$1,122

Operating cash used for operating leases was $379,000 and $373,000 for the three months ended  September 28, 2025 and September 29, 2024, respectively, and $1,150,000 and $1,122,000 for the nine months then ended, respectively.  The weighted-average remaining lease term was 18.5 years, and the weighted-average discount rate was 4.7% as of September 28, 2025.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2025 (remaining three months)	$234
2026	812
2027	806
2028	812
2029	757
Thereafter	11,838
Total lease payments	$15,259
Less: future interest expense	5,701
Lease liabilities	$9,558

Lease income from operating lease payments was $583,000 and $569,000 for the quarters ended September 28, 2025 and September 29, 2024, respectively, and $1,749,000 and $1,689,000 for the nine months then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2025 (remaining three months)	$583
2026	2,314
2027	2,314
2028	2,314
2029	2,314
Thereafter	16,198
Total lease payments	$26,037

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

NOTE J – LINE OF CREDIT

The Company has maintained an unsecured line of credit for short term operating cash needs of $50,000,000 and $10,000,000 as of September 28, 2025 and December 31, 2024, respectively. The line of credit expired on September 30, 2025 and was subsequently renewed for an additional one-year period. The outstanding balance as of September 28, 2025 and December 31, 2024 was $36,900,000 and $0, respectively. The interest rate on the current line of credit resets monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one-and-one-quarter percent. The interest rate on the previous line of credit reset monthly to the 30-day SOFR plus one percent.  Additionally, the Company had no issued commercial letters of credit as of  September 28, 2025 and December 31, 2024.

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

NOTE L – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

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

Comparison of Third Quarter 2025 and 2024

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended September 28, 2025 and September 29, 2024.

On a consolidated basis, net sales increased by $23,640,000 (26%), gross profit decreased by $1,211,000 (7%), selling and general expenses increased by $1,600,000 (21%), and amortization was consistent.  Other income decreased by $702,000 (61%), earnings before provision for income taxes decreased by $3,513,000 (34%), and net earnings decreased by $2,766,000 (34%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $2,274,000 from $24,816,000 to $22,542,000, or 9%, which was attributable to a decrease in units shipped, approximately 53% of which was offset by increases in pricing.  Defense net sales increased by $25,794,000 from $66,794,000 to $92,588,000 or 39%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit decreased $4,692,000 from $4,997,000 to $305,000, primarily reflecting decrease in sales mentioned above and the impact of the various tariffs imposed under the second Trump term. Those tariffs are generally treated as period costs and expensed as they are incurred, reflecting the segment’s LIFO inventory cost valuation method.  Defense gross profit increased $3,414,000 from $13,447,000 to $16,861,000, primarily reflecting the increase in sales mentioned above, partially offset by differences in product mix, efficiencies, and material costs. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $339,000, primarily due to increases in legal and professional cost accruals of $197,000, and compensation related expenses of $197,000, offset by decreases in self-insurance accruals of $81,000.  Selling and general expenses for the Defense segment increased $1,701,000, primarily attributed to the increases in personnel costs of $1,434,000, computer and software expense of $89,000, repairs and maintenance of $76,000, and legal and professional costs of $66,000. Selling and general expenses for the Safety segment decreased $440,000, primarily reflecting reduced personnel costs of $91,000, legal and professional costs of $91,000, and the gain recognized on the sale of OneEvent's refrigeration monitoring business that occurred on July 31, 2025 of $253,000.

The above items were responsible for the change in operating profit.

The $702,000 decrease in other income was attributable to a decrease in interest income of $553,000 on marketable securities and an increase in interest expense of $225,000 related to the outstanding balance of the Company's revolving line of credit during the third quarter of  2025. Both stem from the increased investments in inventory required to support augmented Defense segment awards.

Earnings before provision for income taxes decreased $3,513,000 from $10,373,000 to $6,860,000.  The provision for income taxes decreased from $2,290,000 to $1,543,000, which resulted in an effective income tax rate of 23% and 22% for the quarters ended September 28, 2025 and September 29, 2024, respectively.  Net earnings decreased $2,766,000 from $8,083,000 to $5,317,000, or 34%.

Comparison of First Nine Months 2025 and 2024

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended September 28, 2025 and September 29, 2024.

On a consolidated basis, net sales increased by $86,015,000 (34%), gross profit increased by $6,894,000 (15%), selling and general expenses increased by $4,476,000 (20%), impairment of vendor deposit increased $2,701,000, and amortization was consistent.  Other income decreased by $3,007,000 (64%), earnings before provision for income taxes decreased by $3,290,000 (12%), and net earnings decreased by $2,649,000 (13%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales were essentially flat.  Decreases in units shipped of $2,823,000 were offset by increases in pricing.  Defense net sales increased by $85,379,000 from $187,960,000 to $273,339,000 or 45%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit decreased $9,321,000 from $11,566,000 to $2,245,000, primarily reflecting the Trump administration's tariffs that went into effect on goods deemed to have been shipped from the Orient after January 31, 2025. Those tariffs are generally treated as period costs and expensed as they are incurred, reflecting the segment’s LIFO inventory cost valuation method. These were partially offset by lower repair costs at its main facility of approximately $957,000. Defense gross profit increased $15,541,000 from $27,165,000 to $53,691,000, primarily reflecting the increase in sales mentioned above, partially offset by differences in mix, efficiencies, and material costs. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $1,713,000, primarily due to increases in self-insurance accruals of $675,000, legal and professional cost accruals of $450,000, compensation related expenses of $208,000, and the absence of the favorable adjustment to the reserve for bad debts of $285,000 that occurred in the prior year.  Selling and general expenses for the Defense segment increased $3,436,000, primarily attributed to the increases in personnel costs of $2,721,000, computer and software expense of $188,000, repairs and maintenance of $267,000, and legal and professional costs of $205,000. Selling and general expenses for the Safety segment decreased $673,000, primarily reflecting reduced personnel costs of $217,000, legal and professional costs of $63,000, travel expenses of $143,000, and the gain recognized on the sale of OneEvent's refrigeration monitoring business that occurred on July 31, 2025 of $253,000.

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

The $3,007,000 decrease in other income was attributable to a decrease of $2,710,000 in interest income on marketable securities and an increase in interest expense of $297,000 related to the outstanding balance of the Company's revolving line of credit during the first nine months of  2025. Both stem from the increased investments in inventory required to support augmented Defense segment awards.

Earnings before provision for income taxes decreased $3,290,000 from $26,571,000 to $23,281,000.  The provision for income taxes decreased from $5,843,000 to $5,202,000, which resulted in an effective income tax rate of 22% for both the first nine months ended September 28, 2025 and September 29, 2024.  Net earnings decreased $2,649,000 from $20,728,000 to $18,079,000, or 13%.

Liquidity and Capital Resources

Net cash used in operating activities was $23,054,000 during the first nine months of 2025 as compared to $45,793,000 cash used during the first nine months of 2024.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2025 were net earnings of $18,079,000, which included the non-cash impairment of a vendor deposit of $2,701,000 and depreciation and amortization expenses of $3,747,000. Contributing to the cash used were increases in accounts receivable and inventory levels, partially offset by net increases in payable and accrual levels. Of particular note during the first nine months of 2024 were net earnings of $20,728,000, which included non-cash depreciation and amortization expenses of $3,877,000. Contributing to the cash used were increases in inventory levels, as well as a net decrease in payable and accrual levels. These were partially offset by decreases in accounts receivable levels stemming from cash collections on customer sales and deposits made to vendors included in other current assets.

Net cash used in investing activities was $22,398,000 for the first nine months of 2025, while net cash provided by investing activities was $5,981,000 for the first nine months of 2024.  Significant factors contributing to the change were net maturities and sales of marketable securities of $2,476,000 in 2025, and $9,624,000 in 2024; and purchases of property, plant and equipment of $25,555,000 in 2025, as opposed to $3,873,000 in 2024.

Net cash provided by financing activities was $29,878,000 for the first nine months of 2025, while net cash used in financing activities was $31,516,000 for the first nine months of 2024. The change primarily relates to net proceeds from the Company's line of credit in 2025 of $36,900,000, as well as the annual dividend payments.  There was no extra dividend payment during 2025. In 2024, the extra dividend was $3.50 per share. Cash flows for both nine month periods also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan. During 2025 and 2024, the Company incurred interest expense of $299,000 and $2,000 related to its line of credit, respectively.

Working capital decreased by $6,828,000 during the first nine months of 2025 to $285,397,000 at September 28, 2025 for the reasons stated above.  The Company's current ratio was 3.5 to 1.0 and 4.9 to 1.0 at September 28, 2025 and December 31, 2024, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds.  The balance of the Company’s investments is held primarily in certificates of deposits and other fixed rate securities, with a weighted average life of 0.1 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of September 28, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended September 28, 2025 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note I to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended September 28, 2025.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 9.3	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.3 of the Company's annual report on Form 10-K for the year ended December 31, 2024
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 28, 2025, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: November 7, 2025