Form 10-K
period 2025-12-31
NATIONAL PRESTO INDUSTRIES INC
filed 2026-03-13
CIK 80172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $504,328,539.  The number of shares outstanding of each of the registrant's classes of common stock, as of March 9, 2026 was 7,164,352.

The Registrant has incorporated in Part II and Part III of Form 10-K, by reference, portions of its 2025 Annual Report and portions of its Proxy Statement for its 2026 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

A.  DESCRIPTION OF BUSINESS

The business of National Presto Industries, Inc. (the “Company" or “National Presto”) consists of three business segments. For a further discussion of the Company’s business, the segments in which it operates, and financial information about the segments, please refer to Note L to the Consolidated Financial Statements. The Housewares/Small Appliance segment designs, markets and distributes housewares and small electrical appliances, including pressure cookers and canners, kitchen electrics, and comfort appliances that enrich the lives of consumers by making life easier, more productive and more enjoyable. The Defense segment protects the lives of the citizens of our nation, as well as the citizens of our nation’s allies, by providing our warfighters with reliable products. It manufactures 40mm ammunition, precision mechanical and electro-mechanical assemblies, medium caliber cartridge cases and metal parts; performs Load, Assemble and Pack (LAP) operations on ordnance-related products primarily for the United States Government and prime contractors; and manufactures detonators, booster pellets, release cartridges, lead azide, other military energetic devices and materials, and assemblies. The Safety segment provides innovative safety technology empowering organizations and individuals to protect what is most important. The segment's startup company, Rely Innovations, Inc., offers smoke, carbon monoxide (CO), and combo smoke/CO alarms with an array of voice messages in English and Spanish that clearly inform of incipient danger. The CO alarms have large digital displays as well. The segment also markets an economy line of carbon monoxide and smoke alarms and a PFAS-Free Foam commercial fire extinguisher.

1. Housewares/Small Appliance Segment

Housewares and electrical appliances sold by the segment include pressure cookers and canners; the Presto Control Master® heat control line of skillets in several sizes, griddles, woks and multi-purpose cookers; slow cookers; deep fryers of various sizes; waffle makers; pizza ovens; slicer/shredders; electric heaters; corn poppers (hot air, oil, and microwave); dehydrators; vacuum sealers; microwave bacon cookers; coffeemakers and coffeemaker accessories; electric knife sharpeners; and timers. Pressure cookers and canners are available in a range of sizes, in stovetop and digital forms, and are made from aluminum and/or stainless steel.

For the year ended December 31, 2025, approximately 9% of consolidated net sales were provided by cast products (griddles, waffle makers, die cast deep fryers, skillets and multi-cookers), and approximately 9% by noncast/thermal appliances (stamped cookers and canners, pizza ovens, corn poppers, coffee makers, microwave bacon cookers, dehydrators, slow cookers, electric stainless steel appliances, non-cast fryers, air fryers and heaters). For the year ended December 31, 2024, approximately 10% of consolidated net sales were provided by cast products, and approximately 15% by noncast/thermal appliances. For the year ended December 31, 2023, approximately 9% of consolidated net sales were provided by cast products, and approximately 18% by noncast/thermal appliances. For the year ended December 31, 2025, this segment had no customers that accounted for 10% of the Company’s consolidated net sales. For the years ended December 31, 2024 and 2023, Amazon.com, Inc. accounted for 10% and 11%, respectively, of the Company’s consolidated net sales.  The loss of Amazon.com, Inc. as a customer would have a material adverse effect on the Company.

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

Research and development costs related to new product development for the years 2025, 2024, and 2023 were expensed in operations of these years and were not a material element in the aggregate costs incurred by the Company.

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

The segment primarily warehouses and distributes its products from distribution centers located in Canton and Nettleton, Mississippi. Selective use is made of leased tractors and trailers.

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

AMTEC Corporation ("AMTEC") was acquired on February 24, 2001, and manufactures 40mm ammunition, and precision mechanical and electro-mechanical products for the United States Department of Defense (DOD) and DOD prime contractors. AMTEC’s 131,000 square foot manufacturing facility located in Janesville, Wisconsin, is focused on producing niche market ordnance products (such as training ammunition, fuzes, firing devices, and initiators). AMTEC is also the prime contractor for the 40mm ammunition system to the DOD (more fully described below).

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

The equity interests of Woodlawn Manufacturing, Ltd. ("Woodlawn"), a subsidiary of National Defense Corporation and its newly formed subsidiary, Woodlawn Manufacturing LLC, were acquired on October 26, 2022. Woodlawn is engaged in the manufacture of metal parts and assemblies primarily for the DOD and DOD prime contractors. The Woodlawn manufacturing facility is 77,000 square feet and is located in Marshall, Texas.

The Defense segment competes for its business primarily on the basis of technical competence, product quality, manufacturing experience, and price. This segment operates in a highly competitive environment with many other organizations, some of which are larger and others that are smaller.

On April 25, 2005, AMTEC was awarded the high volume, five-year prime contract for management and production of the United States Army’s (the "Army") 40mm Ammunition System.  The Army selected AMTEC as one of two prime contractors responsible for supplying all requirements for 40mm practice and tactical ammunition for a period of five years, with AMTEC receiving the majority share of the business.  Deliveries under the contract exceeded $671,000,000, with final deliveries completed in 2013.  On February 18, 2010, the Army awarded AMTEC a second five-year contract for the management and production of the 40mm Ammunition System.  As in the original five-year contract, AMTEC was awarded the majority share of the 40mm requirement. Deliveries under this contract exceeded $566,000,000, with the final deliveries completed in 2018.  In addition, as part of an acquisition of a group of assets from DSE, Inc., a 40mm competitor, which was completed on November 7, 2013, AMTEC acquired through a novation agreement an additional $188,000,000, representing the remaining undelivered portion of the award that had been given to AMTEC’s competitor under the second five-year contract mentioned above. Total deliveries for the systems program under the novated DSE, Inc. 40mm contract were completed in 2018.  AMTEC submitted its bid for a third contract, and although the FY15 (Army’s fiscal year beginning October 1, 2014) bid request was subsequently cancelled, the 40mm program requirements remained and were subsequently awarded to AMTEC as the Army’s FY16 40mm requirements in a single award valued at $84,750,000. Final deliveries for the FY16 contract were completed in 2019. On August 30, 2017, the Army awarded AMTEC, as the sole prime contractor, a third five-year 40mm system contract covering FY17-21 requirements. The value of awards for the FY17 through FY21 requirements is approximately $539,600,000, with deliveries scheduled to complete in 2026. On September 23, 2022, the Army awarded AMTEC, as the sole prime contractor, a fourth five-year 40mm system contract covering FY22-26 requirements. The value of awards to date is approximately $965,000,000 for FY22 through FY25, with deliveries commencing in 2024 and scheduled to complete in 2030. One award year (FY26) remains, with the maximum ceiling value of the contract at $1,413,000,000. Actual annual and cumulative dollar volume with the Army over the course of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the DOD.

On May 13, 2024, the Army awarded AMTEC a five-year Indefinite Delivery Indefinite Quantity (IDIQ) contract for production of the 40mm M918E2 High Velocity Target Practice - Day/Night/Thermal (TP-DNT) cartridge. The M918E2 TP-DNT Cartridge allows the warfighters to train as they fight by delivering a projectile whose impact signature can be seen day or night, by unaided eye, and through current thermal and night vision sights. The value of awards to date is approximately $256,000,000, with deliveries commencing in 2025 and scheduled to complete in 2027. The maximum ceiling value of the IDIQ contract is $818,900,000. Actual annual and cumulative dollar volume with the Army over the course of the contract will be dependent upon military requirements and funding, as well as government procurement regulations and other factors controlled by the Army and the DOD.

During 2025, almost all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis. Under fixed-price contracts, the price paid to the contractor is usually awarded based on competition or negotiation at the outset of the contract and therefore is generally not subject to adjustments reflecting the actual costs incurred by the contractor, with the exception of some limited escalation clauses, which on the 2017 and 2022 contracts apply to only three materials – steel, aluminum and zinc. The Defense segment’s contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit and inventory/work in progress at the time of termination. The segment’s business does not tend to be seasonal.

3. Safety Segment

The Safety segment was formed in the third quarter of 2019 with the purchase of substantially all of the assets of OneEvent Technologies, Inc. ("OneEvent") on July 23, 2019, and was combined with Rusoh, Inc., which had previously been included in the Housewares/Small Appliance segment. The Safety segment is currently comprised of Rely Innovations, Inc. ("Rely"). To focus the direction of the segment's business, the Company divested the stock of Rusoh, Inc. on November 14, 2023 and certain assets of OneEvent related to its refrigeration monitoring business on July 31, 2025. The OneEvent intellectual property, however, has been retained. See Note L of the Consolidated Financial Statements.

OneEvent leases 4,300 square feet in Mount Horeb, Wisconsin. Established in 2014, OneEvent’s cloud-based learning and analytics engine utilizes a series of sensing devices integrated with a cellular gateway to predict and alert in a timely fashion so that the customer has an opportunity to prevent a loss.  As noted above, the certain assets of the business were divested in 2025.

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

The operations of the current business that comprises the Safety segment are startup in nature and have resulted in limited revenues. The segment has a sales force of two employees that sell to and service most customers.  It also utilizes a few manufacturers' representatives who may also sell other product lines.  Product competition extends to product features, product pricing, product quality, marketing programs, service policies and other factors.  New product introductions are an important part of the segment's sales to enhance its product offerings.  New products entail unusual risks.  Engineering and tooling costs are increasingly expensive, as are finished goods that may not have a ready market or achieve widespread commercial acceptance.  Securing Underwriters Laboratories (UL) and ETL certifications is a prerequisite to sales, and the process for securing certification is both expensive and time consuming.  Fully tooled products are required prior to the performance of most tests.  High-cost advertising commitments which may accompany such products may not be fully absorbed by ultimate product sales.  Initial production schedules, set in advance of introduction, carry the possibility of excess unsold inventories.  New product introductions are further subject to delivery delays from supply sources, which can impact availability to meet commitments.

Research and development costs related to new product development for the years 2025, 2024, and 2023 were expensed in operations of these years.

The segment primarily warehouses and distributes its products from distribution centers located in Canton and Nettleton, Mississippi, as well as Eau Claire, Wisconsin.

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

Based on factors known as of December 31, 2025, it is believed that the Company's environmental liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities; however, should environmental agencies require additional studies or remediation projects, it is possible the existing accrual could be inadequate.

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

4. Human Capital

As of December 31, 2025, the Company and its subsidiaries had 1,200 employees compared to 1,126 employees at the end of December 2024.

Approximately 179 employees of Amron are members of the United Steel Workers union. The most recent contract between Amron and the union is effective through February 28, 2030.

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

The contract backlog of the Defense segment was approximately $1,747,809,000, $1,085,612,000, and $564,005,000 at December 31, 2025, 2024, and 2023, respectively. Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders. It is anticipated that the backlog will be produced and shipped during an 18- to 42-month period, after December 31, 2025.

C.  AVAILABLE INFORMATION

The Company has a web site at www.gopresto.com. The contents of the Company's web site are not part of, nor are they incorporated by reference into, this annual report.

 ne

The Company makes available on its web site its annual reports on Form 10-K or 10-K/A and, beginning with its second quarter filing in 2011, quarterly reports on Form 10-Q or 10-Q/A. It does not provide its current reports on Form 8-K or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on its website. The Company does not do so because these and all other reports it files with the SEC are readily available to the public on the SEC web site at www.sec.gov and can be located with ease using the link provided on the Company’s website. Upon request, the Company provides paper copies of its annual report free of charge.

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

On March 1, 2025, the Company experienced a system outage caused by a cybersecurity incident, which is described in Item 1C CYBERSECURITY.

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

Although the Company has designed its cybersecurity program and oversight to mitigate cybersecurity risks, the Company faces unknown cybersecurity risks, threats, and attacks. On March 1, 2025, the Company experienced a system outage caused by a cybersecurity incident. Upon discovery, the Company activated its incident response team, comprised of internal personnel and external cybersecurity experts retained to assist in addressing the incident. The incident temporarily impacted the Company’s operations, including shipping and receiving, some manufacturing processes, and various other back office functions, during which time the Company implemented temporary measures to maintain critical functions while systems were being restored. The Company conducted a forensic investigation and analysis to assess the potential impact and found that there were no material impacts on the Company's financial condition and results of operations.

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

The Company's Nettleton facility, which was purchased on January 23, 2025, is approximately 507,000 square feet and will be used principally in the warehousing, distribution, and product service functions of the Housewares/Small Appliance and Safety segments.  The Company plans for this facility to replace its two existing warehousing facilities located in Canton and Jackson, Mississippi.  The Canton facility contains 255,000 square feet which is used primarily for warehousing and distribution and some activities for product service functions.  The facility was sold on February 10, 2026 and subsequently leased back under a short term lease agreement, as the Company transitions all warehousing functions to the Nettleton facility.  An additional 72,000 square feet has been leased in adjacent Canton buildings for warehousing.  The Jackson facility contains 252,000 square feet, which the Company plans to divest as well.

The Company has Defense segment manufacturing facilities located in Janesville and Antigo, Wisconsin; East Camden, Arkansas; Clear Lake, South Dakota; and Marshall, Texas. The Janesville, Wisconsin facility is comprised of approximately 131,000 square feet. The Antigo, Wisconsin facility is comprised of approximately 212,000 square feet, the East Camden, Arkansas operation leases approximately 384,000 square feet, the Clear Lake, South Dakota facility is comprised of approximately 124,000 square feet which includes the Company's 2021 construction of 10,000 square feet of office space, and the Marshall, Texas facility is comprised of approximately 77,000 square feet.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 27, 2026, the Company’s Board of Directors announced a regular dividend of $1.00 per share. The dividend is payable on March 20, 2026 to the stockholders of record as of March 9, 2026.

The common stock of National Presto Industries, Inc. is traded on the New York Stock Exchange under the symbol “NPK”. As of March 9, 2026, there were 209 holders of record of the Company’s common stock. This number does not reflect stockholders who hold their shares in the name of broker dealers or other nominees. During the fourth quarter of 2025, the Company did not purchase any of its equity securities.

The information under the heading “Equity Compensation Plan Information,” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, is incorporated by reference.

The line graph and related information set forth under the heading “Performance Graph” in the Company’s 2025 Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An overview of the Company’s business and segments in which the Company operates and risk factors can be found in Items 1 and 1A of this Form 10-K.  Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2025 Annual Report to Shareholders, in the Proxy Statement for the annual meeting to be held May 19, 2026, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending,  and funding of government contracts which could result, among other things, in the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital and equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S. dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to our information technology system. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

2025 COMPARED TO 2024

Readers are directed to Note L, “Business Segments,” to the Company’s Consolidated Financial Statements for data on the financial results of the Company’s three business segments for the years ended December 31, 2025 and 2024.

On a consolidated basis, sales increased by $115,296,000 (30%), gross profit increased by $1,759,000 (2%), selling and general expense increased by $4,030,000 (13%), impairment of vendor deposit increased $2,701,000, and amortization was consistent.   Other income decreased by $3,579,000 (66%), earnings before provision for income taxes decreased by $8,551,000 (17%), and net earnings decreased by $8,376,000 (20%). Details concerning these changes can be found, by segment, in the comments below.

Net sales of the Housewares/Small Appliance segment decreased by $7,195,000 (7%), from $102,799,000 to $95,604,000, primarily attributable to a decrease in units shipped, approximately 47% was offset by an increase in pricing. Net sales of the Defense segment increased by $121,912,000 (43%), from $284,025,000 to $405,937,000, reflecting an increase in shipments from the segment's backlog. Safety segment sales increased $579,000 to $1,983,000, reflecting an increase in shipments.

Gross profit of the Housewares/Small Appliance segment decreased $17,889,000 from $25,478,000 (25% of sales) in 2024 to $7,589,000 (8% of sales) in 2025, primarily reflecting the decrease in sales mentioned above and the Trump administration's tariffs that went into effect on goods deemed to have been shipped from the Orient after January 31, 2025.  Those tariffs are generally treated as period costs and expensed as they are incurred, reflecting the segment’s LIFO inventory cost valuation method. The relocation costs of the segment’s distribution center from Canton to Nettleton, Mississippi also served to reduce gross profit by approximately $1,261,000. Defense gross profit increased $19,471,000 from $58,173,000 (21% of sales) in 2024 to $77,644,000 (19% of sales) in 2025, primarily reflecting the increase in sales mentioned above, as well as differences in mix efficiencies, and material costs. Due to the startup nature of the businesses in the Safety segment and resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $1,304,000, primarily reflecting increased personnel costs of $768,000, computers and technology costs of $266,000, and the favorable adjustment to the reserve for bad debts of $285,000 that occurred in the prior year. Defense segment selling and general expenses increased $3,941,000, primarily due to increased personnel costs of $3,012,000, legal and professional expenses of $347,000, repairs and maintenance costs of $334,000, and computers and software expenses of $256,000. Safety segment selling and general expenses decreased $1,215,000, primarily reflecting the sale of OneEvent's refrigeration monitoring business that occurred on July 31, 2025.

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

The $3,579,000 decrease in other income was attributable to a decrease of $3,009,000 in interest income on marketable securities and an increase in interest expense of $830,000 related to the outstanding balance of the Company's revolving line of credit during 2025. Both stem from the increased investments in inventory required to support augmented Defense segment awards.

Earnings before provision for income taxes decreased $8,551,000 from $50,670,000 to $42,119,000. The provision for income taxes decreased $175,000 from $9,210,000 to $9,035,000, which resulted in an effective income tax rate of 22% and 18% for the years ended December 31, 2025 and 2024, respectively. The increase in the effective income tax rate was primarily attributable to the absence of favorable adjustments recognized in 2024 related to prior year estimates.  Net earnings decreased $8,376,000 from $41,460,000 to $33,084,000.

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

LIQUIDITY AND CAPITAL RESOURCES

2025 COMPARED TO 2024

Cash used in operating activities was $9,137,000 during 2025 as compared to $53,426,000 during 2024. The principal factors behind the decrease in cash used can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during 2025 was net earnings of $33,084,000, which included the non-cash impairment of a vendor deposit of $2,701,000, depreciation and amortization expenses of $5,136,000, deferred income tax of $7,741,000 and retirement plan expense of $1,008,000. The combination of these factors was more than offset by increases in inventory and accounts receivable levels and a net decrease in payables and accrual levels. Of particular note during 2024 was net earnings of $41,460,000, which included total non-cash depreciation and amortization of $5,046,000 and deferred income tax benefit of $4,528,000. This was augmented by decreases in deposits made to vendors (included in other assets and current assets) and a net increase in payable and accrual levels. The combination of these factors was more than offset by increases in inventory and accounts receivable levels.

Net cash used in investing activities was $21,876,000 during 2025 as compared to $14,965,000 provided by investing activities during 2024. The change primarily related to net sales and maturities of marketable securities of $4,477,000 in 2025, as opposed to $21,459,000 in 2024, and purchases of property, plant and equipment of $27,034,000 in 2025, as opposed to $7,531,000 in 2024.

Net cash provided by financing activities was $16,602,000 during 2025 as compared to $31,533,000 of net cash used in financing activities during 2024.  The change primarily relates to net proceeds from the Company's line of credit in 2025 of $23,624,000, as well as the annual dividend payments. During both years, the regular dividend was $1.00 per share.  In 2024, the extra dividend was $3.50 per share.  However, there was no extra dividend payment during 2025.  Cash flows for both years also reflected the proceeds from the sale of treasury stock to a Company sponsored retirement plan.  During 2025and 2024, the Company incurred interest expense of $832,000 and $2,000 related to its line of credit, respectively.

As a result of the foregoing factors, cash and cash equivalents decreased in 2025 by $14,411,000 to $3,252,000.

Working capital increased by $15,887,000 to $308,112,000 at December 31, 2025 for the reasons stated above. The Company’s current ratio was 4.2 to 1.0 at December 31, 2025 and 4.9 to 1.0 at December 31, 2024.

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

The Company's principal commitments consist of purchase and lease obligations. Purchase obligations include outstanding purchase orders issued to material suppliers and contractors in the Company's Defense segment and those issued to manufacturers located primarily in the Orient for the Housewares/Small Appliance segment and in Mexico for the Safety segment. As of December 31, 2025, the purchase orders amounted to approximately $602,558,000. The Company can cancel or change many of these purchase orders, but may incur costs if its supplier cannot use the material to manufacture the Company's or other customers' products in other applications or return the material to their supplier. As a result, the actual amount the Company is obligated to pay cannot be reasonably estimated. Lease obligations are described in Note M - Leases to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Based on the accounting profession’s 2005 interpretation of cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 230, the Company’s variable rate demand notes have been classified as marketable securities. This interpretation, which is contrary to the interpretation that the Company’s representative received directly from the FASB (which indicated it would not object to the Company’s classification of variable rate demand notes as cash equivalents), has resulted in a presentation of the Company’s Consolidated Balance Sheets that the Company believes understates the true liquidity of the Company’s income portfolio.  As of December 31, 2024 and 2023, $0 and $5,123,000, respectively, of variable rate demand notes were classified as marketable securities. These notes had structural features that allowed the Company to tender them at par plus interest within any 7-day period for cash to the notes’ trustees or remarketers and thus provided the liquidity of cash equivalents.

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

DEFENSE SEGMENT BACKLOG

The Company’s Defense segment contract backlog was approximately $1,747,809,000 at December 31, 2025, and $1,085,612,000 at December 31, 2024. Backlog is defined as the value of orders from the customer less the amount of sales recognized against the orders. It is anticipated that the backlog will be produced and shipped during an 18- to 42-month period.

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

The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill, at the reporting unit level, is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated. The impairment test for goodwill requires the determination of fair value of the reporting units. The Company uses multiples of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), sales, and discounted cash flow models, which are described above, to determine the reporting unit's fair value, as appropriate. The Company uses internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value.  A number of assumptions and estimates are involved in the application of the discounted cash flow model including revenue projections, projected operating cash flow margins, and discount rates.  The Company derives the required cash flow estimates from its historical experience and its internal business plans.  The Company also utilizes qualitative analyses to assess goodwill impairment.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note A(17) to the Company’s Consolidated Financial Statements for information related to the effect of adopting new accounting pronouncements on the Company’s Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States. Cash equivalents primarily consist of money market funds.  The balance of the Company’s investments is held primarily in certificates of deposits and other fixed rate securities with a weighted average life of 0.9 years. Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material. The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officerconcluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment and those criteria, management concluded that as of December 31, 2025, the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act, was effective.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of National Presto Industries, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited National Presto Industries, Inc.'s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 13, 2026, expressed an unqualified opinion.

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

/s/ RSM US LLP

Milwaukee, Wisconsin

March 13, 2026

ITEM 9B.  OTHER INFORMATION

Insider Trading Arrangement

During the year ended December 31, 2025, the following director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of the Company adopted a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

On November 10, 2025, Randy Lieble, a director of the Company, adopted a written trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Lieble 10b5-1 Plan”).  The Lieble 10b5-1 Plan provides for the sale of up to 2,417 shares of National Presto common stock between February 17, 2026 and February 17, 2027, so long as the sale price of the common stock is higher than a minimum threshold price specified in the Lieble Rule 10b5-1 Plan.

No other officers or directors, as defined in Rule 16a- 1(f), adopted or terminated a “Rule 10b5- 1 trading arrangement” or a “non-Rule 10b5- 1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal year ended December 31, 2025.

ITEM 9C.  DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is provided with regard to the executive officers of the registrant:

(All terms for elected officers are one year or until their respective successors are elected.)

NAME	TITLE	AGE

Maryjo Cohen	Chair of the Board, President, and Chief Executive Officer	73

Douglas J. Frederick	Chief Operating Officer, Vice President, Secretary and General Counsel	55

Jeffery A. Morgan	Vice President, Engineering	68

David J. Peuse	Chief Financial Officer and Treasurer	56

John R. MacKenzie	Vice President of Sales	55

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

Mr. Morgan was elected Vice President of Engineering in November 2015. He has been associated with the registrant since 2010. Prior to becoming an officer, he was Director of Engineering and Chief Engineer.  Prior to his employment with the registrant, Mr. Morgan had worked 21 years at Hoover Company, a division of Maytag, and three years at Hoover’s successor, Techtronic Industries, in engineering and engineering management capacities.  Mr. Morgan will be retiring from the Company on April 30, 2026.

Mr. Peuse was elected Chief Financial Officer on  November, 20 2025. Prior to that date, he served the registrant as Treasurer, Director of Financial Reporting, Controller, and in other capacities as Manager of General Accounting, Costing Manager, Business Systems Analyst, and Internal Auditor. Mr. Peuse has been associated with the registrant since 1996.

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

The information under the headings “Delinquent Section 16(a) Reports,” “Information Concerning Directors and Nominees” and “Corporate Governance” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders is incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation and Other Information” and “Summary Compensation Table” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership and related stockholder matters information set forth under the heading “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The certain relationships and related transactions and director independence information set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant fees and services information set forth under the heading “Independent Registered Public Accountants” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:
Form 10-K
Page Reference
	1.	Consolidated Financial Statements:

		a.	Consolidated Balance Sheets - December 31, 2025 and 2024	F-1 & F-2

		b.	Consolidated Statements of Comprehensive Income - Years ended December 31, 2025, 2024 and 2023	F-3

		c.	Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024 and 2023	F-4

		d.	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2025, 2024 and 2023	F-5

		e.	Notes to Consolidated Financial Statements	F-6 through F-22

		f.	Reports of Independent Registered Public Accounting Firm	F-23
RSM US LLP, Milwaukee, Wisconsin, PCAOB ID #49

	2.	Consolidated Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts		F-24

(b) Exhibits:

Exhibit Number	Description

Exhibit 3(i)	Restated Articles of Incorporation – incorporated by reference from Exhibit 3(i) of the Company’s report on Form 10-K/A for the year ended December 31, 2005

Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3(ii) of the Company’s current report on Form 8-K dated July 6, 2007

Exhibit 4	Description of Registrant’s Securities - Incorporated by reference from Exhibit 4 of the Company's annual report on Form 10-K for the year ended December 31, 2019

Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company’s quarterly report on Form 10-Q for the quarter ended July 6, 1997

Exhibit 9.2	Voting Trust Agreement Amendment – incorporated by reference from Exhibit 9.2 of the Company’s annual report on Form 10-K for the year ended December 31, 2008

Exhibit Number	Description

Exhibit 10.1*	Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.2*	Form of Restricted Stock Award Agreement – incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2010

Exhibit 10.3*	2017 Incentive Compensation Plan – incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 10.4*

Form of Restricted Stock Award Agreement – 2017 Incentive Compensation Plan - incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2017

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 97	Policy for the Recovery of Erroneously Awarded Compensation - incorporated by reference from Exhibit 97 of the Company's annual report on Form 10-K for the year ended December 31, 2023

Exhibit 101.INS	Inline XBRL Instance Document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.INS

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
Date: March 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Douglas J. Frederick	By:	/S/ Patrick J. Quinn
	Douglas J. Frederick		Patrick J. Quinn
	Chief Operating Officer, Vice President,		Director
Secretary, General Counsel, and Director

By:	/S/ Maryjo Cohen	By:	/S/ Joseph G. Stienessen
	Maryjo Cohen		Joseph G. Stienessen
	Chair of the Board, President,		Director
Chief Executive Officer (Principal
Executive Officer), and Director

By:	/S/ Randy F. Lieble	By:	/S/ David J. Peuse
	Randy F. Lieble		David J. Peuse
	Director		Treasurer and Chief Financial Officer (Principal
Financial Officer)
Date:	March 13, 2026

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2025		2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$3,252		$17,663
Marketable securities		503		5,010
Accounts receivable	$85,282		$62,506
Less allowance for doubtful accounts	243	85,039	217	62,289
Inventories:
Finished goods	32,272		38,351
Work in process	249,741		219,154
Raw materials and supplies	24,960	306,973	20,494	277,999
Notes receivable, current		208		600
Income tax receivable		3,959		-
Other current assets		3,129		3,100
Total current assets		403,063		366,661
PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	4,382		3,622
Buildings	80,716		57,581
Machinery and equipment	53,400		53,331
	138,498		114,534
Less allowance for depreciation and amortization	74,562	63,936	71,297	43,237
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		2,262		3,777
RIGHT-OF-USE LEASE ASSETS		9,441		9,962
DEFERRED INCOME TAXES		2,594		10,327
		$500,729		$453,397

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

December 31	2025		2024
LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$45,956		$44,625
Line of credit		23,624		-
Federal and state income taxes		-		4,680
Lease liabilities		516		564
Accrued liabilities		24,855		24,567
Total current liabilities		94,951		74,436
LEASE LIABILITIES - NON-CURRENT		8,925		9,397
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		1,718		1,937
Total liabilities		105,594		85,770
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares at December 31, 2025 and 2024
Issued: 7,440,518 shares at December 31, 2025 and 2024
Outstanding: 7,123,717 and 7,105,595 shares at December 31, 2025 and 2024, respectively	$7,441		$7,441
Paid-in capital	18,426		17,298
Retained earnings	379,599		353,659
Accumulated other comprehensive income	6		35
	405,472		378,433
Less treasury stock, at cost, 316,801 and 334,923 shares at December 31, 2025 and 2024, respectively	10,337		10,806
Total stockholders' equity		395,135		367,627
		$500,729		$453,397

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

	For the years ended December 31,
	2025	2024	2023
Net sales	$503,524	$388,228	$340,912
Cost of sales	423,199	309,662	273,460
Gross profit	80,325	78,566	67,452
Selling and general expenses	35,868	31,838	30,784
Intangibles amortization	1,515	1,515	1,635
Impairment of vendor deposit	2,701	-	-
Operating profit	40,241	45,213	35,033
Other income	1,878	5,457	7,398
Earnings before provision for income taxes	42,119	50,670	42,431
Provision for income taxes	9,035	9,210	7,872
Net earnings	$33,084	$41,460	$34,559

Weighted average common shares outstanding:
Basic and diluted	7,147	7,128	7,106

Earnings per share, basic and diluted:
Net earnings per share	$4.63	$5.82	$4.86

Comprehensive income:
Net earnings	$33,084	$41,460	$34,559
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax	(29)	13	125
Comprehensive income	$33,055	$41,473	$34,684

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$33,084	$41,460	$34,559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	3,621	3,531	4,372
Intangibles amortization	1,515	1,515	1,635
Deferred income tax (benefit)	7,741	(4,528)	(1,190)
Provision for doubtful notes and accounts receivable	66	(285)	285
(Gain) loss on disposal of property, plant and equipment	13	-	(7)
Loss on impairment of vendor deposit	2,701	-	-
Noncash retirement plan expense	1,008	904	863
Gain on sale of subsidiary	(253)	-	(351)
Other	230	856	591
Changes in operating accounts:
Accounts receivable, net	(22,902)	(13,277)	20,337
Inventories	(29,028)	(87,579)	(38,627)
Other assets and current assets	(28)	2,122	2,137
Accounts payable and accrued liabilities	1,734	390	18,288
Federal and state income taxes payable	(8,639)	1,465	2,497
Net cash provided by (used in) operating activities	(9,137)	(53,426)	45,389

Cash flows from investing activities:
Marketable securities purchased	-	(5,432)	(47,709)
Marketable securities - maturities and sales	4,477	26,891	46,243
Purchase of property, plant and equipment	(27,034)	(7,531)	(1,840)
Proceeds from notes receivable	403	1,037	627
Proceeds from sale of subsidiary	278	-	2,000
Proceeds from insurance claim	-	-	232
Net cash provided by (used in) investing activities	(21,876)	14,965	(447)

Cash flows from financing activities:
Proceeds from line of credit	192,563	8,000	-
Payments on line of credit	(168,939)	(8,000)	-
Dividends paid	(7,142)	(32,029)	(28,385)
Proceeds from sale of treasury stock	120	513	429
Other	-	(17)	(40)
Net cash provided by (used in) financing activities	16,602	(31,533)	(27,996)

Net increase (decrease) in cash and cash equivalents	(14,411)	(69,994)	16,946
Cash and cash equivalents at beginning of year	17,663	87,657	70,711
Cash and cash equivalents at end of year	$3,252	$17,663	$87,657

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income Taxes	10,184	11,971	6,837
Interest on line of credit	832	2	-

The accompanying notes are an integral part of the Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)

	Shares of Common Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2022	7,063	$7,441	$14,799	$338,071	$(103)	$(12,156)	$348,052
Net earnings				34,559			34,559
Unrealized gain on available-for-sale securities, net of tax					125		125
Dividends paid March 15, $1.00 per share regular, $3.00 per share extra				(28,385)			(28,385)
Other	19		1,232	-		673	1,905
Balance December 31, 2023	7,082	7,441	16,031	344,245	22	(11,483)	356,256
Net earnings				41,460			41,460
Unrealized gain on available-for-sale securities, net of tax					13		13
Dividends paid March 15, $1.00 per share regular, $3.50 per share extra				(32,029)			(32,029)
Other	23		1,267	(17)		677	1,927
Balance December 31, 2024	7,105	7,441	17,298	353,659	35	(10,806)	367,627
Net earnings				33,084			33,084
Unrealized loss on available-for-sale securities, net of tax					(29)		(29)
Dividends paid March 15, $1.00 per share regular				(7,142)			(7,142)
Other	18		1,128	(2)		469	1,595
Balance December 31, 2025	7,123	$7,441	$18,426	$379,599	$6	$(10,337)	$395,135

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

The carrying amount for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, line of credit, and certain accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.  The fair value of marketable securities are discussed in Note A(6).

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

The Company's cash management policy provides for its bank disbursement accounts to be reimbursed on a daily basis.  Checks issued but not presented to the bank for payment of $6,603,000 and $3,067,000 at December 31, 2025 and 2024, respectively, are included as reductions of cash and cash equivalents or book overdrafts in accounts payable, as appropriate.

Marketable Securities:  The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

At December 31, 2025 and 2024, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company's marketable securities at December 31 is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In thousands)
	MARKETABLE SECURITIES

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2025
Certificates of Deposit	496	503	7	-
Total Marketable Securities	$496	$503	$7	$-

December 31, 2024
Certificates of Deposit	4,965	5,010	45	-
Total Marketable Securities	$4,965	$5,010	$45	$-

Proceeds from sales and maturities of marketable securities totaled $4,477,000 in 2025, $26,891,000 in 2024, and $46,243,000 in 2023.  There were no realized gross gains or losses related to sales of marketable securities during the years ended December 31, 2025, 2024 and 2023.  Net unrealized gains (losses) included in other comprehensive income were ($37,000), $17,000 and $158,000 before taxes for the years ended December 31, 2025, 2024, and 2023, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 31, 2025 are as follows: $496,000 within one year.

(5)  ACCOUNTS RECEIVABLE:  The Company's accounts receivable is related to sales of products.  Credit is extended based on prior experience with the customer and evaluation of customers' financial condition.  Accounts receivable are primarily due within 25 to 60 days.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  The Company maintains an allowance for estimated expected credit losses resulting from the inability of customers to meet their financial obligations to the Company.  The allowance is determined based on the Company's historical collection experience, adverse situations that may affect the customer's ability to pay, and prevailing economic conditions. The Company also maintains an allowance for customer chargebacks, which is determined based on the Company's historical experience with customers.

(6)  INVENTORIES:  Housewares/Small Appliance and Safety segment finished goods inventories are stated at the lower of cost or market with cost being determined principally on the last-in, first-out (LIFO) method.  Defense segment inventories are stated at the lower of cost and net realizable value determined principally on the first-in, first-out (FIFO) method.  Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts associated with recognized sales, utilizing a standard costing type method.  The Company evaluates inventories to determine if there are any excess or obsolete inventories on hand.

(7)  PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are stated at cost.  Straight-line depreciation is primarily provided in amounts sufficient to charge the costs of depreciable assets to operations over their service lives which are estimated at 15 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 15 to 20 years for land improvements.  The Company reviews long-lived assets consisting principally of property, plant, and equipment, for impairment when material events and changes in circumstances indicate the carrying value may not be recoverable.  As of December 31, 2025, net property, plant and equipment included $5,855,000 related to leased manufacturing and office space.  See Note M.  Approximately $558,000 and $5,354,000 of construction in progress in the Company’s Defense segment is presented on the Consolidated Balance Sheet as Buildings, at December 31, 2025 and 2024, respectively.

Depreciation expense was $3,621,000, $3,531,000, and $4,372,000 during the years ended December 31, 2025, 2024, and 2023, respectively.

(8)  GOODWILL:  The Company recognizes the excess cost of acquired entities over the net amount assigned to the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis at the start of the fourth quarter and between annual tests whenever an impairment is indicated, such as the occurrence of an event that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment losses are recognized when the carrying value of the reporting unit is greater than the fair value of the reporting unit. There was no goodwill impairment recognized during 2025, 2024, and 2023. Total accumulated goodwill impairment losses were $3,382,000 as of December 31, 2025.

The Company's goodwill was $19,433,000 as of December 31, 2025 and 2024, all of which related to the Defense segment, $7,948,000 of which is non-deductible for income tax purposes. There have been no additions or impairments recognized for goodwill in the Defense segment for the years then ended.

(9) INTANGIBLE ASSETS:  Intangible assets are attributable to the Defense and Safety segments, primarily consist of the value of contracts/customer relationships, trademarks and safety certifications, trade secrets, and technology software, and are amortized on a straight-line basis that approximates economic use, over periods ranging from 2 to 15 years with the exception of trade secrets which have an indefinite life.

Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company utilizes discounted cash flow models to determine their fair values.  There was no impairment of intangible assets recognized during 2025 and 2024.

The following shows the gross carrying amounts of the intangible assets and accumulated amortization at  December 31, 2025 and 2024:

	(In thousands)
	INTANGIBLE ASSETS
	Technology Software and Other	Contracts/ Customer Relationships	Trade Secrets	Total
December 31, 2025
Gross Carrying Amount	$290	$6,058	$1,000	$7,348
Accumulated Amortization	(290)	(4,796)	-	(5,086)
Net intangible assets	$-	$1,262	$1,000	$2,262

December 31, 2024
Gross Carrying Amount	$290	$6,058	$1,000	$7,348
Accumulated Amortization	(290)	(3,281)	-	(3,571)
Net intangible assets	$-	$2,777	$1,000	$3,777

The Company estimates it will record amortization expense for the succeeding years as follows:

Years ending December 31:	(In thousands)
2026	$1,262
$1,262

Amortization expense was $1,515,000, $1,515,000, and $1,635,000 during the years ended December 31, 2025, 2024, and 2023, respectively.

(10) OTHER ASSETS: Other assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance and Safety segments.  As of December 31, 2025 and 2024, $2,009,000 and $2,929,000 of such prepayments, respectively, remained unused and outstanding, and are included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month periods following those dates.

(11) REVENUES: The Company’s revenues are derived from short-term contracts and programs that are typically completed within 3 to 42 months and are recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company’s contracts generally contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small Appliances segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliances segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

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

For the Housewares/Small Appliance and Safety segments, revenue is generally recognized as the completed, ordered product is shipped to the customer from the Company’s warehouses.  For the situations in which revenue should be recognized when product is received by the customer, the Company adjusts revenue accordingly. For the Defense segment, revenue is primarily recognized when the customer has legal title and formally documents that it has accepted the products.  There are also certain termination clauses in Defense segment contracts that may give rise to an over-time pattern of recognition of revenue in the absence of alternative use of the product.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of December 31, 2025 and 2024, $9,230,000 and $7,345,000, respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Consolidated Balance Sheets.  During 2025, 2024, and 2023, the Company recognized revenue of $7,110,000, $9,564,000 and $326,000, respectively, that was included in the Defense segment contract liability at the beginning of those respective years. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, and trade discounts, and returns of seasonal and newly introduced product, all of which pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  During 2025, 2024, and 2023, there were no material adjustments to the aforementioned estimates.  There were no material amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment were $1,747,809,000 and $1,085,612,000 as of December 31, 2025 and 2024, respectively.  The Company anticipates that the unsatisfied performance obligations will be fulfilled in an 18- to 42-month period.  The performance obligations in the Housewares/Small Appliances and Safety segments have original expected durations of less than one year.

The Company’s principal sources of revenue are derived from two segments: Housewares/Small Appliance and Defense, as shown in Note L. Management utilizes the performance measures by segment to evaluate the financial performance of and make operating decisions for the Company.

(12) ADVERTISING:  The Company's policy is to expense advertising as incurred and include it in selling and general expenses.  Advertising expense was $73,000, $251,000 and $226,000 in 2025, 2024, and 2023, respectively.

(13) PRODUCT WARRANTY:  The Company’s Housewares/Small Appliance segment's products are generally warranted to the original owner to be free from defects in material and workmanship for a period of 1 to 12 years from date of purchase.  The Company allows a 60-day over-the-counter initial return privilege through cooperating dealers.  The Company services its products through a corporate service repair operation.  The Company estimates its product warranty liability based on historical percentages which have remained relatively consistent over the years.

The product warranty liability is included in accounts payable on the balance sheet.  The following table shows the changes in product warranty liability for the period:

	(In thousands)
	Year Ended December 31
	2025	2024
Beginning balance January 1	$88	$366
Accruals during the period	3,670	1,021
Charges / payments made under the warranties	(3,271)	(1,299)
Balance December 31	$487	$88

(14) STOCK-BASED COMPENSATION:  The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation.  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note F, the Company awards non-vested restricted stock to employees and executive officers.

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

(16) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS:  The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Yearly Report on Form 10-K for the year ended  December 31, 2025.

 In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a company’s effective tax rate reconciliation and provision for income taxes, as well as information on income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024.  The Company adopted this ASU during the year ended December 31, 2025, resulting in additional income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, the Company does not expect the adoption of ASU 2024-03 will have a material effect on its consolidated financial statements taken as a whole.

B.   INVENTORIES:

The amount of inventories valued on the LIFO basis was $31,493,000 and $35,301,000 as of December 31, 2025 and 2024, respectively, and consists of Housewares/Small Appliance finished goods, as well as, certain Safety segment inventories as of  December 31, 2025.  Under LIFO, inventories are valued at approximately $12,827,000 and $6,901,000 below current cost determined on a first-in, first-out (FIFO) basis at December 31, 2025 and 2024, respectively.  During the years ended December 31, 2025, 2024, and 2023, $4,199,000, $703,000 and $3,575,000, respectively, of LIFO layers were liquidated.  The Company uses the LIFO method of inventory accounting to improve the matching of costs and revenues for the Housewares/Small Appliance and Safety segments.

The following table describes that which would have occurred if LIFO inventories had been valued at current cost determined on a FIFO basis:

Increase (Decrease) – (In thousands, except per share data)
Year	Cost of Sales	Net Earnings	Earnings Per Share
2025	$(5,926)	$4,735	$0.66
2024	$2,576	$(2,053)	$(0.29)
2023	$(228)	$186	$0.03

This information is provided for comparison with companies using the FIFO basis.

Inventory for the Defense segment, certain products for the Safety segment, and raw materials and certain prepaid products of the Housewares/Small Appliance segment are valued under the FIFO method and total $275,480,000 and $242,699,000 at December 31, 2025 and 2024, respectively.  At December 31, 2025, the FIFO total was comprised of $779,000 of finished goods, $249,741,000 of work in process, and $24,960,000 of raw material.  At December 31, 2024, the FIFO total was comprised of $3,051,000 of finished goods, $219,154,000 of work in process, and $20,494,000 of raw material.

C.   ACCRUED LIABILITIES:

At December 31, 2025, accrued liabilities consisted of payroll $8,532,000, contract liabilities $9,230,000 (see Note A(13)), product liability $5,029,000, payroll taxes $293,000, environmental $925,000, and other $847,000.  At December 31, 2024, accrued liabilities consisted of payroll $9,761,000, contract liabilities $7,345,000 (see Note A(13)), product liability $4,982,000, payroll taxes $361,000, environmental $925,000, and other $1,192,000.

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

D.   TREASURY STOCK:

As of December 31, 2025, the Company has authority from the Board of Directors to reacquire an additional 495,030 shares.  During 2025, 2024, and 2023, 1,567, 415, and 569 shares, respectively, were acquired from participants in the Company’s Incentive Compensation Plans described in Note F to cover those participants’ tax withholding obligations related to vested stock grants in accordance with the Plans’ rules.  Treasury shares have been used for stock based compensation and to fund a portion of the Company's 401(k) contributions.

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

During 2025, 2024, and 2023, the Company granted 7,444 shares, 4,228 shares, and 1,487 shares of restricted stock, respectively, to 30 employees and executive officers of the Company.  Unless otherwise vested early in accordance with the Incentive Compensation Plans, the restricted stock vests on specified dates in 2026 through 2030, subject to the recipients’ continued employment or service through each applicable vesting date.

The Company recognized pre-tax compensation expense in the Consolidated Statements of Comprehensive Income related to stock-based compensation of $575,000, $491,000, and $613,000 in 2025, 2024, and 2023, respectively. As of December 31, 2025, there was approximately $1,127,000 of unrecognized compensation cost related to the restricted stock awards that is expected to be recognized over a weighted-average period of 3.3 years.  There were 7,844, 3,234, and 4,109 shares of restricted stock that vested during 2025, 2024, and 2023, respectively.

The following table summarizes the activity for non-vested restricted stock:

	2025		2024		2023
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	30,665	$83.60	29,671	$88.37	32,336	$89.49
Granted	7,444	99.97	4,228	78.78	1,487	77.03
Vested	(7,844)	89.75	(3,234)	121.11	(4,109)	68.46
Forfeited	-	-	-	-	(43)	93.29
Non-vested at end of period	30,265	$86.03	30,665	$83.60	29,671	$88.37

G.   401(K) PLAN:

The Company sponsors a 401(k) retirement plan that covers substantially all non-union employees. Historically, the Company matched up to 50% of the first 4% of salary contributed by employees to the plan. This matching contribution was made with common stock. Starting in 2004, the Company began to match, in cash, an additional 50% of the first 4% of salary contributed by employees plus 3% of total compensation for certain employees. Contributions made from treasury stock, including the Company's related cash dividends, totaled $1,129,000 in 2025, $1,417,000 in 2024, and $1,292,000 in 2023. In addition, the Company made cash contributions of $1,074,000 in 2025, $978,000 in 2024, and $936,000 in 2023 to the 401(k) Plan.  The Company also contributed $387,000, $392,000, and $417,000 to the 401(k) retirement plan covering its union employees at the Amron Division of the AMTEC subsidiary during the years ended December 31, 2025, 2024, and 2023, respectively.

H.   INCOME TAXES:

The following table summarizes the provision for income taxes:

	For Years Ended December 31 (in thousands)
	2025	2024	2023
Current:
Federal	$592	$12,299	$9,314
State	702	1,439	(252)
	1,294	13,738	9,062
Deferred:
Federal	7,350	(4,486)	(1,509)
State	391	(42)	319
	7,741	(4,528)	(1,190)
Total tax provision	$9,035	$9,210	$7,872

The income taxes paid (net of refunds received) by the Company are as follows:

	For Years Ended December 31 (in thousands)
	2025	2024	2023
Federal	$9,080	$11,420	$6,710
State	1,083	530	109
Foreign	21	21	18
Total income taxes paid (net of refunds received)	$10,184	$11,971	$6,837

The amount of income taxes paid (net of refunds received) did not exceed 5 percent of total income taxes paid (net of refunds received) in any state or foreign jurisdiction for the years ended December 31, 2025, 2024 and 2023.

The effective rate of the provision for income taxes on earnings before income taxes as shown in the Consolidated Statements of Comprehensive Income differs from the applicable statutory federal income tax rate for the following reasons:

	Percent of Pre-tax Income
	2025		2024		2023
	Amount (in thousands)	Percent	Amount (in thousands)	Percent	Amount (in thousands)	Percent
U.S. federal statutory tax rate	$8,845	21.0%	$10,641	21.0%	$8,911	21.0%
State and local income taxes, net of federal income tax effect (a)	988	2.3%	1,493	2.9%	404	0.9%
Tax credits
Research and development tax credits	(449)	(1.1%)	(474)	(0.9%)	(567)	(1.3%)
Changes in unrecognized tax benefits	(494)	(1.2%)	(891)	(1.8%)	(481)	(1.1%)
Other adjustments
Adjustments for prior year estimates	160	0.4%	(1,451)	(2.9%)	(274)	(0.6%)
Other	(15)	0.0%	(108)	(0.2%)	(121)	(0.3%)
Effective tax rate	$9,035	21.4%	$9,210	18.1%	$7,872	18.6%

(a) State taxes in Mississippi and Arkansas for 2025 and Mississippi and Wisconsin for 2024 and 2023 made up the majority (greater than 50 percent) of the tax effect of this category.

Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  The tax effects of the cumulative temporary differences resulting in deferred tax assets and liabilities are as follows at December 31:

	(In thousands)
	2025	2024
Deferred tax assets
State NOL and tax credit carryforwards	$2,370	$2,091
Lease liabilities	2,107	2,286
Vacation	1,004	979
Inventory	994	3,215
Insurance (primarily product liability)	968	1,089
Research and development expenses	-	5,630
Other	917	981
Subtotal	8,360	16,271
Less: valuation allowance	1,839	1,599
Total deferred tax assets	6,521	14,672

Deferred tax liabilities
Right-to-use lease asset	2,107	2,286
Goodwill and other intangibles	1,256	1,469
Depreciation	562	581
Deferred revenue	2	9
Total deferred tax liabilities	3,927	4,345

Net deferred tax assets	$2,594	$10,327

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  The Company believes it is more likely than not that the benefit from certain state NOL and tax credit carryforwards will not be realized.  A significant factor of objective negative evidence evaluated was the cumulative losses incurred in the Safety segment over the three-year period ended December 31, 2025.  Such objective evidence limits the ability to consider subjective evidence, such as projections for future growth.

On the basis of this evaluation, as of December 31, 2025 and 2024, valuation allowances of $1,839,000 and $1,599,000, respectively, have been provided on the deferred tax assets related to these state NOL and tax credit carryforwards, which will expire between 2034 and 2045.  The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company establishes tax reserves in accordance with FASB ASC 740, Income Taxes.  The following is a reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2025 and 2024:

	(In thousands)
	2025	2024
Balance at January 1	$2,122	$2,481
Increases for tax positions taken related to the current year	352	694
Increases (decrease) for tax positions taken related to prior years	(299)	(51)
Lapse of statute of limitations	(332)	(1,002)
Balance at December 31	$1,843	$2,122

The ending net unrecognized tax benefits results from adjusting the gross balance for deferred tax items, interest and penalties, and deductible taxes. The net unrecognized tax benefits are included in Deferred Income Taxes and Federal and State Income Taxes - Non-current within the Consolidated Balance Sheet.

It is the Company’s practice to include tax related interest expense, interest income, and penalties in tax expense.  During the years ended December 31, 2025, 2024 and 2023, the Company accrued approximately $137,000, $129,000 and $166,000 in interest expense, respectively.

The Company is subject to U.S. federal income tax as well as income taxes of multiple states.  Tax years 2022 through 2024 are currently open for examination.  For all states in which it does business, the Company is subject to state audit statutes.

I.   COMMITMENTS AND CONTINGENCIES:

The Company is involved in largely routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity, or results of operations.

J.   CONCENTRATIONS:

In the Housewares/Small Appliance segment, there were no customer concentrations over 10% for the year ended December 31, 2025. There was one customer that accounted for 10% of consolidated net sales for the year ended December 31, 2024. The same customer accounted for 11% of consolidated net sales for the year ended December 31, 2023.

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

The Company's Defense segment manufactures products primarily for the DOD and DOD prime contractors.  As a consequence, this segment's future business essentially depends on the product needs and governmental funding of the DOD.  During 2025, 2024, and 2023, substantially all of the work performed by this segment directly or indirectly for the DOD was performed on a fixed-price basis.  Under fixed-price contracts, the price paid to the contractor is awarded based on competition or negotiation at the outset of the contract and therefore, with the exception of limited escalation provisions on specific materials, is generally not subject to any adjustments reflecting the actual costs incurred by the contractor. In addition, in the case of the 40mm systems contract, key components and services are provided by third party subcontractors, several of which the segment is required to work with by government edict.   Under the contract, the segment is responsible for the performance of those subcontractors, many of which it does not control.  The Defense segment's contracts and subcontracts contain the customary provision permitting termination at any time for the convenience of the government, with payment for any work completed, associated profit, and inventory/work in process at the time of termination.  Materials used in the Defense segment are available from multiple sources.  As of December 31, 2025, 180 employees of Amron, or 15% of the Company’s and its subsidiaries’ total workforce, are members of the United Steel Workers union.  The most recent contract between Amron and the union is effective through February 28, 2030.

K.   ENVIRONMENTAL

In May 1986, the Company’s Eau Claire, Wisconsin site was placed on the United States Environmental Protection Agency’s National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 because of hazardous waste deposited on the property.  As of December 31, 1998, all remediation projects required at the Company's Eau Claire, Wisconsin site had been installed, were fully operational, and restoration activities had been completed.  In addition, the Company is a member of a group of companies that may have disposed of waste into an Eau Claire area landfill in the 1960s and 1970s.  After the landfill was closed, elevated volatile organic compounds were discovered in the groundwater.  Remediation plans were established, and the costs associated with remediation and monitoring at the landfill are split evenly between the group and the city of Eau Claire.  As of December 31, 2025, there does not appear to be exposure related to this site that would have a material impact on the operations or financial condition of the Company.

Based on factors known as of December 31, 2025, it is believed that the Company's existing environmental accrued liability reserve will be adequate to satisfy on-going remediation operations and monitoring activities both on- and off-site; however, should environmental agencies require additional studies, extended monitoring, or remediation projects, it is possible that the existing accrual could be inadequate.  Management believes that in the absence of any unforeseen future developments, known environmental matters will not have any material effect on the results of operations or financial condition of the Company.  The Company’s environmental accrued liability on an undiscounted basis was $925,000 as of December 31, 2025 and 2024, and is included in accrued liabilities on its balance sheet.

Expected future payments for environmental matters are as follows:

(In thousands)
Years Ending December 31:
2026	$195
2027	133
2028	121
2029	108
2030	96
Thereafter	272
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

	(in thousands)
	Housewares / Small Appliance	Defense	Safety	Total
Year ended December 31, 2025
External net sales	$95,604	$405,937	1,983	$503,524
Cost of sales	88,015	328,293	6,891	423,199
Gross profit (loss)	7,589	77,644	(4,908)	80,325
Selling and general expenses (1)	13,130	15,354	3,763	32,247
Depreciation and amortization	1,050	3,907	179	5,136
Operating profit (loss)	(9,292)	58,383	(8,850)	40,241
Total assets	100,070	394,392	6,267	500,729
Capital expenditures	23,231	1,066	36	24,333

Year ended December 31, 2024
External net sales	$102,799	$284,025	1,404	$388,228
Cost of sales	77,321	225,852	6,489	309,662
Gross profit (loss)	25,478	58,173	(5,085)	78,566
Selling and general expenses (1)	11,928	11,383	4,996	28,307
Depreciation and amortization	948	3,937	161	5,046
Operating profit (loss)	12,602	42,853	(10,242)	45,213
Total assets	115,717	330,892	6,788	453,397
Capital expenditures	212	7,253	66	7,531

Year ended December 31, 2023
External net sales	$97,619	$241,703	1,590	$340,912
Cost of sales	77,752	189,700	6,008	273,460
Gross profit (loss)	19,867	52,003	(4,418)	67,452
Selling and general expenses (1)	11,485	9,082	5,845	26,412
Depreciation and amortization	1,030	4,635	342	6,007
Operating profit (loss)	7,352	38,286	(10,605)	35,033
Total assets	191,902	242,272	6,362	440,536
Capital expenditures	488	1,168	184	1,840

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

	Years Ending
	(In thousands)
Summary of Lease Cost	2025	2024	2023
Operating lease cost	$1,151	$1,212	$1,215
Short-term and variable lease cost	379	265	206
Total lease cost	$1,530	$1,477	$1,421

Rent expense was approximately $1,530,000, $1,477,000, and $1,421,000 for the years ended December 31, 2025, 2024, and 2023, respectively.  Operating cash used for operating leases was $1,530,000, $1,477,000, and $1,421,000 for the years ended December 31, 2025, 2024, and 2023, respectively.  The weighted-average remaining lease term was 18.3 years, and the weighted-average discount rate was 4.7% as of December 31, 2025.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2026	$842
2027	814
2028	812
2029	757
2030	703
Thereafter	11,095
Total lease payments	$15,023
Less: future interest expense	5,582
Lease liabilities	$9,441

Lease income from operating lease payments was $2,351,000, $2,283,000, $2,281,000 for the years ended December 31, 2025, 2024, and 2023, respectively and is included in Other income on the Consolidated Statements of Comprehensive Income.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2026	$2,321
2027	2,314
2028	2,314
2029	2,314
2030	2,314
Thereafter	13,884
Total lease payments	$25,461

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

N.   INTERIM FINANCIAL INFORMATION (UNAUDITED):

The following represents quarterly unaudited financial information for 2025 and 2024:

	(In thousands, except per share data)
				Per Share (basic and diluted)
Quarter	Net Sales	Gross Profit	Net Earnings	Net Earnings
2025
First	$103,639	$18,111	$7,610	$1.07
Second	120,449	18,546	5,152	0.72
Third	115,463	16,012	5,317	0.74
Fourth	163,973	27,656	15,005	2.10
Total	$503,524	$80,325	$33,084	$4.63

2024
First	$76,653	$13,853	$6,568	$0.92
Second	85,060	14,699	$6,077	$0.85
Third	91,823	17,223	$8,083	$1.13
Fourth	134,692	32,791	20,732	2.92
Total	$388,228	$78,566	$41,460	$5.82

Fourth quarter sales are impacted by the holiday driven seasonality of the Housewares/Small Appliance segment.  This segment typically orders/purchases inventory during the first three quarters to meet the sales demand of the fourth quarter.  The Defense and Safety segments are typically non-seasonal.

O.   LINE OF CREDIT AND COMMERCIAL LETTERS OF CREDIT

The Company maintained an unsecured line of credit for short term operating cash needs of $50,000,000 and $10,000,000 as of December 31, 2025 and 2024, respectively. The amount outstanding was $23,624,000 under this line of credit as of December 31, 2025, which expires September 30, 2026.  There were no amounts outstanding under the line of credit as of December 31, 2024.  The interest rate on the current line of credit resets monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one-and-one-quarter percent.  The interest rate on the previous line of credit reset monthly to the 30-day SOFR plus one percent. In addition, the Company had one issued commercial letter of credit for $1,500,000 and $1,000,000 as of  December 31, 2025 and 2024, respectively.  As of December 31, 2025, the entire balance of the issued letter of credit had not been drawn upon.

P.    IMPAIRMENT OF VENDOR DEPOSIT

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

Q.   SUBSEQUENT EVENTS

The Company evaluates events that occur through the filing date and discloses any material or significant events or transactions.

On February 20, 2026, the United States Supreme Court determined that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were contrary to law. Any potential refunds, including the timing and amount thereof, remain uncertain and are dependent on further legal and administrative actions. In response to the ruling, the administration implemented new tariffs based on alternative statutory authorities, resulting in ongoing uncertainty regarding future tariff actions and their possible impact on the Company. The Company is continuing to monitor these developments and evaluate the potential effects on its business, financial condition, and results of operations.

On  February 27, 2026, the Company’s Board of Directors announced a regular dividend of $1.00 per share, payable on  March 20, 2026, to stockholders of record as of  March 9, 2026.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Presto Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Presto Industries, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and Schedule II (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involves our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition—Defense Segment Contracts

As described in Note A (11) and L to the financial statements, the Company’s external net sales recognized for its Defense segment amounted to $406 million for the year ended December 31, 2025. The Company’s contracts in the Defense segment are primarily with the U.S. Department of Defense (DOD) and DOD prime contractors. The Company generally recognized revenue on these contracts at a point in time when the customer obtains legal title and formally documents that it has accepted the products. There are certain termination clauses in Defense segment contracts that could give rise to an over-time pattern of recognition of revenue in the absence of alternative use of the product. Significant judgment is required by management to conclude whether or not (i) the Company has an enforceable right to payment for its performance to date under the contract and (ii) the asset created by the Company’s performance under the contract has an alternative use to the Company.

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

March 13, 2026

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  December 31, 2025, 2024 and 2023

(In thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses (A)	Additions - Charged to Other Accounts (B)	Deductions (C)	Balance at End of Period

Deducted from assets:
Allowance for doubtful accounts:
Year ended December 31, 2025	$217	$66	$-	$40	$243
Year ended December 31, 2024	$596	$(285)	$-	$94	$217
Year ended December 31, 2023	$338	$285	$-	$27	$596

Allowance for doubtful note receivable:
Year ended December 31, 2025	$-	$-	$-	$-	$-
Year ended December 31, 2024	$-	$-	$-	$-	$-
Year ended December 31, 2023	$7,615	$-	$-	$7,615	$-

Valuation allowance for deferred tax assets:
Year ended December 31, 2025	$1,599	$240			$1,839
Year ended December 31, 2024	$954	$645	$-	$-	$1,599
Year ended December 31, 2023	$1,960	$398	$-	$1,404	$954

Notes:

(A) Amounts charged to selling and general expenses or provision for income taxes from continuing operations.

(B) Amounts charged to other accounts.

(C) Principally bad debts written off, net of recoveries.