Form 10-Q
period 2026-04-05
NATIONAL PRESTO INDUSTRIES INC
filed 2026-05-15
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 5, 2026

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

There were 7,166,043 shares of the Issuer’s Common Stock outstanding as of May 3, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 5, 2026 and December 31, 2025

(Dollars in thousands)

	April 5, 2026 (Unaudited)		December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$6,488		$3,252
Marketable securities		501		503
Accounts receivable, net		48,382		85,039
Inventories:
Finished goods	$28,334		$32,272
Work in process	261,463		249,741
Raw materials	23,065	312,862	24,960	306,973
Income tax receivable		351		3,959
Notes receivable, current		-		208
Other current assets		5,333		3,129
Total current assets		373,917		403,063
PROPERTY, PLANT AND EQUIPMENT	$136,376		$138,497
Less allowance for depreciation	74,165	62,211	74,560	63,937
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		1,849		2,262
RIGHT-OF-USE LEASE ASSETS		9,308		9,441
DEFERRED INCOME TAXES		2,594		2,594
		$469,312		$500,730

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 5, 2026 and December 31, 2025

(Dollars in thousands)

	April 5, 2026 (Unaudited)		December 31, 2025
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$33,656		$45,957
Line of Credit		-		23,624
Lease liabilities		508		516
Accrued liabilities		29,462		24,855
Total current liabilities		63,626		94,952
LEASE LIABILITIES - NON-CURRENT		8,799		8,925
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		1,718		1,718
Total liabilities		74,143		105,595
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	18,688		18,426
Retained earnings	379,056		379,599
Accumulated other comprehensive income	4		6
	405,189		405,472
Treasury stock, at cost	10,020		10,337
Total stockholders' equity		395,169		395,135
		$469,312		$500,730

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended April 5, 2026 and March 30, 2025

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	2026	2025
Net sales	$118,649	$103,639
Cost of sales	101,171	85,528
Gross profit	17,478	18,111
Selling and general expenses	10,740	8,662
(Gain) on sale of property, plant and equipment	(1,707)	-
Intangibles amortization	413	379
Operating profit	8,032	9,070
Other income	581	738
Earnings before provision for income taxes	8,613	9,808
Provision for income taxes	1,987	2,198
Net earnings	$6,626	$7,610

Weighted average shares outstanding:
Basic and diluted	7,159	7,137

Net Earnings per share:
Basic and diluted	$0.93	$1.07

Comprehensive income:
Net earnings	$6,626	$7,610
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities	2	13
Comprehensive income	$6,624	$7,597

Cash dividends declared and paid per common share	$1.00	$1.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended April 5, 2026 and March 30, 2025

(Unaudited)

(Dollars in thousands)

	2026	2025
Cash flows from operating activities:
Net earnings	$6,626	$7,610
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	881	841
Intangibles amortization	413	379
Non-cash retirement plan expense	332	292
Gain on sale of property, plant and equipment	(1,707)	-
Other	149	106
Changes in operating accounts:
Accounts receivable, net	36,657	15,430
Inventories	(5,889)	(9,636)
Other assets and current assets	(1,997)	(3,641)
Accounts payable and accrued liabilities	(7,693)	(3,014)
Federal and state income taxes	3,575	4,093
Net cash provided by operating activities	31,347	12,460

Cash flows from investing activities:
Marketable securities - maturities and sales	-	497
Proceeds from note receivable	-	403
Proceeds from sale of property, plant and equipment	4,510	-
Purchase of property, plant and equipment	(1,950)	(22,983)
Net cash provided by (used in) investing activities	2,560	(22,083)

Cash flows from financing activities:
Proceeds from line of credit	19,542	2,839
Payments on line of credit	(43,166)	(2,839)
Dividends paid	(7,164)	(7,142)
Proceeds from sale of treasury stock	117	120
Net cash used in financing activities	(30,671)	(7,022)

Net increase (decrease) in cash and cash equivalents	3,236	(16,645)
Cash and cash equivalents at beginning of period	3,252	17,663
Cash and cash equivalents at end of period	$6,488	$1,018

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$44	$4

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 5, 2026 and March 30, 2025

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2024	7,103	$7,441	17,298	$353,659	$35	$(10,806)	$367,627
Net earnings				7,610			7,610
Unrealized loss on available-for-sale securities, net of tax					(13)		(13)
Dividends paid March 17, $1.00 per share regular				(7,142)			(7,142)
Other	-		252	-	-	251	503
Balance March 30, 2025	7,103	$7,441	$17,550	$354,127	$22	$(10,555)	$368,585

Balance December 31, 2025	7,123	$7,441	$18,426	$379,599	$6	$(10,337)	$395,135
Net earnings				6,626			6,626
Unrealized loss on available-for-sale securities, net of tax					(2)		(2)
Dividends paid March 20, $1.00 per share regular				(7,164)			(7,164)
Other	10		262	(5)	-	317	574
Balance April 5, 2026	7,133	$7,441	$18,688	$379,056	$4	$(10,020)	$395,169

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management of the Company, the consolidated interim financial statements reflect all of the adjustments which were of a normal recurring nature necessary for a fair presentation of the results of the interim periods.  The condensed consolidated balance sheet as of  December 31, 2025 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein and should be read in conjunction with the 2025 Annual Report on Form 10-K.  Interim results for the period are not indicative of those for the year.

NOTE B – REVENUES

The Company’s revenues are derived from contracts and programs that are typically completed within 3 to 48 months and are recognized in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company’s contracts generally contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small Appliances segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliances segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of April 5, 2026 and December 31, 2025, $15,071,000 and $9,230,000 respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $467,000 during the three month period ended April 5, 2026 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, which primarily pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  There were no material adjustments to the aforementioned estimates during the three month periods ended  April 5, 2026 and March 30, 2025.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment was $1,835,589,000 and $1,747,809,000 as of April 5, 2026 and December 31, 2025, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 48-month period.  The performance obligations in the Housewares/Small Appliances and Safety segments have original expected durations of less than one year.

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

The Housewares/Small Appliances segment designs, markets, and distributes housewares and small appliances. The housewares/small appliance products are sold primarily in the United States and Canada directly to retail outlets and also through independent distributors. The Company primarily sources its Housewares/Small Appliances products from non-affiliated suppliers located in the Orient. Sales are seasonal, with the normal peak sales period occurring in the fourth quarter of the year prior to and during the holiday season.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Three months ended April 5, 2026
External net sales	$18,498	$99,572	$579	$118,649
Cost of sales	20,861	78,782	1,528	101,171
Gross profit (loss)	(2,363)	20,790	(949)	17,478
Selling and general expenses (1)	3,275	5,571	1,013	9,859
Depreciation and amortization	306	942	46	1,294
Operating profit (loss)	(4,237)	14,277	(2,008)	8,032
Total assets	92,872	370,341	6,099	469,312
Capital expenditures	1,409	534	7	1,950

Three months ended March 30, 2025
External net sales	$21,926	$80,938	$775	$103,639
Cost of sales	20,466	63,308	1,754	85,528
Gross profit (loss)	1,460	17,630	(979)	18,111
Selling and general expenses (1)	3,166	3,491	1,164	7,821
Depreciation and amortization	230	950	40	1,220
Operating profit (loss)	(1,936)	13,189	(2,183)	9,070
Total assets	108,389	339,949	6,961	455,299
Capital expenditures	22,275	708	0	22,983

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

At April 5, 2026 and December 31, 2025, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
April 5, 2026
Certificates of Deposit	$496	501	$5	$-
Total Marketable Securities	$496	$501	$5	$-

December 31, 2025
Certificates of Deposit	496	503	7	-
Total Marketable Securities	$496	$503	$7	$-

Proceeds from maturities and sales of available-for-sale securities totaled $0 and $497,000 for the three month periods ended April 5, 2026 and March 30, 2025, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $3,000 and $17,000 before taxes for the three month periods ended  April 5, 2026 and March 30, 2025, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at April 5, 2026 are as follows: $496,000 within one year.

NOTE G – OTHER ASSETS

Other Assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances and Safety segments.  As of April 5, 2026 and December 31, 2025, $1,760,000 and $2,009,000 of such prepayments, respectively, remained unused and outstanding and were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month period following those dates.

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

	Three Months Ended	Three Months Ended
Summary of Lease Cost (in thousands)	April 5, 2026	March 30, 2025
Operating lease cost	$241	$297
Short-term and variable lease cost	585	96
Total lease cost	$826	$393

Operating cash used for operating leases was $518,000 and $393,000 for the three months ended  April 5, 2026 and March 30, 2025, respectively.  The weighted-average remaining lease term was 18.2 years, and the weighted-average discount rate was 4.7% as of April 5, 2026.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2026 (remaining nine months)	$626
2027	814
2028	812
2029	757
2030	703
Thereafter	11,057
Total lease payments	$14,769
Less: future interest expense	5,462
Lease liabilities	$9,307

Lease income from operating lease payments was $608,000 and $569,000 for the quarters ended April 5, 2026 and March 30, 2025, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2026 (remaining nine months)	$1,825
2027	2,413
2028	2,413
2029	2,413
2030	2,413
Thereafter	16,891
Total lease payments	$28,368

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

NOTE J – LINE OF CREDIT

The Company has maintained an unsecured line of credit for short term operating cash needs of $50,000,000 as of April 5, 2026 and December 31, 2025, respectively. The line of credit expires on September 30, 2026. The outstanding balance as of April 5, 2026 and December 31, 2025 was $0 and $23,624,000, respectively. The interest rate on the current line of credit resets monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one-and-one-quarter percent.  In addition, the Company had one issued commercial letter of credit for $1,500,000 as of  April 5, 2026 and December 31, 2025, respectively.  As of April 5, 2026, the entire balance of the issued letter of credit had not been drawn upon.

NOTE K – IMPAIRMENT OF VENDOR DEPOSIT

During the quarter ended March 30, 2025, the Company made deposits totaling $2,701,000 with a vendor in its Housewares/Small Appliances segment.  On May 29, 2025, the vendor filed for protection in the U.S. Bankruptcy Court in the Northern District of Texas.  As recovery of the deposit is deemed unlikely, the Company recorded an impairment of the full deposit during the quarter ended June 29, 2025.  The deposit had been carried in Property, Plant and Equipment on the Company’s balance sheet dated March 30, 2025.

NOTE L – GAIN ON SALE OF PROPERTY PLANT AND EQUIPMENT

On February 10, 2026, the Company sold the warehousing facility in Canton, Mississippi that mainly served the Housewares/Small Appliance segment for $4,800,000, less customary selling expenses.  Subsequent to the sale, the Company entered into a short-term lease agreement with the buyer, as it completes warehousing operations transfer to the new warehousing facility in Nettleton, Mississippi.

NOTE M – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

NOTE N - SUBSEQUENT EVENT

The Company evaluates events that occur through the financial statement filing date and discloses any material or significant events or transactions.

On February 20, 2026, the United States Supreme Court determined that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were contrary to law.  Although the Court of International Trade (CIT) has required customs to setup a mechanism for processing IEEPA refunds and the Company has filed for refunds under that process, the order is subject to appeal.   Any potential refunds, including the timing and amount thereof, remain uncertain and are dependent on further legal and administrative actions. In response to the Supreme Court’s ruling, the Trump administration implemented new tariffs, which included a 10% tariff under section 122 of the Trade Act of 1974   That statute deals with balance of trade deficits. That tariff is the subject of litigation and on May 7, the CIT ruled the tariff illegal. An appeal is expected. The government has announced that there will be additional tariffs based on alternative statutory authorities, resulting in ongoing uncertainty regarding future tariff actions and their possible impact on the Company. The Company is continuing to monitor these developments and evaluate the potential effects on its business, financial condition, and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2025 Annual Report to Stockholders, in the Proxy Statement for the annual meeting to be held on May 19, 2026, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

Comparison of First Quarter 2026 and 2025

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended April 5, 2026 and March 30, 2025.

The Company reports its operations on a fiscal quarter basis in which each quarter contains approximately thirteen weeks and ends on a Sunday, with the exception of the fourth quarter, which ends on December 31. Occasionally, the end dates of the fiscal quarters are adjusted to account for differences that accumulate between the end of the fiscal year and the end of the subsequent first quarter. One such adjustment occurred during the quarter ended April 5, 2026. As compared to the prior year's first quarter, the current quarter includes six additional days.

On a consolidated basis, net sales increased by $15,010,000 (15%), gross profit decreased by $633,000 (4%), selling and general expenses increased by $2,078,000 (24%), gain on sale of property, plant and equipment increased $1,707,000, and amortization increased by $34,000.  Other income decreased by $157,000 (21%), earnings before provision for income taxes decreased by $1,195,000 (12%), and net earnings decreased by $984,000 (13%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $3,428,000 from $21,926,000 to $18,498,000, or 16%, which was attributable to a decrease in units shipped, approximately 40% of which was offset by increases in pricing.  The decrease in units shipped was due in large part to startup issues at the segment’s new warehousing facility and a resulting inability to ship during a portion of the quarter.  Defense net sales increased by $18,634,000 from $80,938,000 to $99,572,000 or 23%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit decreased $3,823,000 from $1,460,000 to a loss of $2,363,000, primarily reflecting decrease in sales mentioned above, augmented by a less favorable product mix, as well as an increase in costs incident to the startup of the segment’s new warehousing facility of approximately $1,909,000.  Defense gross profit increased $3,160,000 from $17,630,000 to $20,790,000, primarily reflecting the increase in sales mentioned above, partially offset by a less favorable mix of products. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment increased $185,000, primarily reflecting increased cost accruals for health care of $656,000 and legal and professional of $286,000, and increased compensation costs of $191,000. These were offset by an increased allocation of corporate overhead to the Defense segment of $928,000.  Selling and general expenses for the Defense segment increased $2,037,000, primarily attributable to increases in the allocation of corporate overhead of $928,000 and personnel costs of $618,000, and a write off of a note receivable of $208,000. Selling and general expenses for the Safety segment decreased $145,000, primarily reflecting reduced personnel costs of $87,000, and legal and professional costs of $78,000.

The gain on sale of property, plant and equipment stemmed from the February 10, 2026 sale of the Company’s warehousing facility in Canton, Mississippi that mainly served the Housewares/Small Appliance segment.  Subsequent to the sale, the Company entered into a short-term lease agreement with the buyer, as it completes warehousing operations transfer to the new warehousing facility in Nettleton, Mississippi.

The above items were responsible for the change in operating profit.

The $157,000 decrease in other income was attributable to a decrease in interest income on marketable securities of $85,000and an increase in interest expense related to the Company's revolving line of credit of $40,000. Both stem from the increased investments in inventory required to support augmented Defense segment awards.

Earnings before provision for income taxes decreased $1,195,000 from $9,808,000 to $8,613,000.  The provision for income taxes decreased from $2,198,000 to $1,987,000, which resulted in an effective income tax rate of 23% and 22% for the quarters ended April 5, 2026 and March 30, 2025, respectively.  Net earnings decreased $984,000 from $7,610,000 to $6,626,000, or 13%.

Liquidity and Capital Resources

Net cash provided by operating activities was $31,347,000 during the first three months of 2026 as compared to $12,460,000 during the first three months of 2025.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first three months of 2026 were net earnings of $6,626,000, which included the non-cash depreciation and amortization expenses of $1,294,000 and book gain on the sale of property plant and equipment of $1,707,000. Contributing to the cash provided was a decrease in accounts receivable stemming from cash collections on customer sales, partially offset by a decrease in payable and accrual levels and increases in inventories and deposits made to vendors included in other current assets. Of particular note during the first three months of 2025 were net earnings of $7,610,000, which included non-cash depreciation and amortization expenses of $1,220,000.  Contributing to the cash provided were a decrease in accounts receivable levels stemming from cash collections on customer sales and increases in payable and accrual levels. These were partially offset by increases in inventory levels and deposits made to vendors included in other current assets.

Net cash provided by investing activities was $2,560,000 for the first three months of 2026, while net cash used in investing activities was $22,083,000 for the first three months of 2025.  Significant factors contributing to the change were purchases of property, plant and equipment of $1,950,000 in 2026, as opposed to $22,983,000 in 2025, and proceeds from the sale of property. plant and equipment of $4,510,000 in 2026.

Net cash used in financing activities was $30,671,000 for the first three months of 2026, as compared to $7,022,000 cash used in financing activities for the first three months of 2025. The change primarily relates to net payments on the Company's line of credit in 2026 of $23,624,000, as opposed to $0 in 2025. Cash flows for both three month periods also reflected the payment of the $1.00 per share regular dividend and the proceeds from the sale of treasury stock to a Company sponsored retirement plan. During 2026 and 2025, the Company incurred interest expense of $44,000 and $4,000 related to its line of credit, respectively.

Working capital decreased by $2,179,000 during the first three months of 2026 to $310,257,000 at April 5, 2026 for the reasons stated above.  The Company's current ratio was 5.9 to 1.0 and 4.2 to 1.0 at April 5, 2026 and December 31, 2025, respectively.

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

The Company's critical accounting policies are those that materially affect its Consolidated Financial Statements and involve difficult, subjective, or complex judgments by management. The Company reviewed the development and selection of the critical accounting policies and believes the following is the most critical accounting policy that could have an effect on the Company's reported results as it involves the use of significant estimates and assumptions as described above.  This critical accounting policy and estimate has been reviewed with the Audit Committee of the Board of Directors.  See Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2025 filed on March 13, 2026 for more detailed information regarding the Company's critical accounting policies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds.  The balance of the Company’s investments is held primarily in certificates of deposits and other fixed rate securities, with a weighted average life of 0.7 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Treasurer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 5, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended April 5, 2026 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note I to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended April 5, 2026.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 9.3	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.3 of the Company's annual report on Form 10-K for the year ended December 31, 2024
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 5, 2026, formatted in Inline XBRL and contained in Exhibit 101.INS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PRESTO INDUSTRIES, INC.

/s/ Maryjo Cohen
Maryjo Cohen, Chair of the Board,
President, Chief Executive Officer
(Principal Executive Officer), Director

/s/ David J. Peuse
David J. Peuse, Treasurer and Chief Financial Officer, (Principal
Financial Officer)

Date: May 15, 2026