Form 10-Q
period 2026-07-05
NATIONAL PRESTO INDUSTRIES INC
filed 2026-08-14
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 5, 2026

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

There were 7,136,067 shares of the Issuer’s Common Stock outstanding as of August 14, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 5, 2026 and December 31, 2025

(Dollars in thousands)

	July 5, 2026 (Unaudited)		December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$15,792		$3,252
Marketable securities		499		503
Accounts receivable, net		53,422		85,039
Inventories:
Finished goods	$27,349		$32,272
Work in process	277,739		249,741
Raw materials	21,461	326,549	24,960	306,973
Income tax receivable		-		3,959
Notes receivable, current		-		208
Other current assets		5,278		3,129
Total current assets		401,540		403,063
PROPERTY, PLANT AND EQUIPMENT	$139,801		$138,497
Less allowance for depreciation	75,328	64,473	74,560	63,937
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		1,389		2,262
RIGHT-OF-USE LEASE ASSETS		9,179		9,441
DEFERRED INCOME TAXES		2,595		2,594
		$498,609		$500,730

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 5, 2026 and December 31, 2025

(Dollars in thousands)

	July 5, 2026 (Unaudited)		December 31, 2025
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$42,832		$45,957
Line of credit		-		23,624
Federal and state income taxes		142		-
Lease liabilities		488		516
Accrued liabilities		33,467		24,855
Total current liabilities		76,929		94,952
LEASE LIABILITIES - NON-CURRENT		8,691		8,925
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		1,718		1,718
Total liabilities		87,338		105,595
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	19,041		18,426
Retained earnings	394,923		379,599
Accumulated other comprehensive income	2		6
	421,407		405,472
Treasury stock, at cost	10,136		10,337
Total stockholders' equity		411,271		395,135
		$498,609		$500,730

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended July 5, 2026 and June 29, 2025

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Net sales	$146,596	$120,449	$265,245	$224,088
Cost of sales	118,049	101,903	219,220	187,431
Gross profit	28,547	18,546	46,025	36,657
Selling and general expenses	8,672	9,370	19,412	18,032
(Gain) on sale of property, plant and equipment	-	-	(1,707)	-
Impairment of vendor deposit	-	2,701	-	2,701
Intangibles amortization	461	379	874	758
Operating profit	19,414	6,096	27,446	15,166
Other income	801	517	1,382	1,255
Earnings before provision for income taxes	20,215	6,613	28,828	16,421
Provision for income taxes	4,353	1,461	6,340	3,659
Net earnings	$15,862	$5,152	$22,488	$12,762

Weighted average shares outstanding:
Basic and diluted	7,167	7,147	7,164	7,144

Net Earnings per share:
Basic and diluted	$2.21	$0.72	$3.14	$1.79

Comprehensive income:
Net earnings	$15,862	$5,152	$22,488	$12,762
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities	2	9	4	23
Comprehensive income	$15,860	$5,143	$22,484	$12,739

Cash dividends declared and paid per common share	$0.00	$0.00	$1.00	$1.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended July 5, 2026 and June 29, 2025

(Unaudited)

(Dollars in thousands)

	2026	2025
Cash flows from operating activities:
Net earnings	$22,488	$12,762
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	2,106	1,702
Intangibles amortization	874	758
Non-cash retirement plan expense	595	512
(Gain) on sale of property, plant and equipment	(1,707)	-
Impairment of vendor deposit	-	2,701
Other	156	260
Changes in operating accounts:
Accounts receivable, net	31,617	7,926
Inventories	(19,576)	(20,955)
Other assets and current assets	(1,913)	(1,765)
Accounts payable and accrued liabilities	5,460	6,572
Federal and state income taxes	4,044	(8,931)
Net cash provided by operating activities	44,144	1,542

Cash flows from investing activities:
Marketable securities - maturities and sales	6	1,983
Proceeds from note receivable	-	404
Proceeds from sale of property, plant and equipment	4,510	-
Purchase of property, plant and equipment	(5,449)	(25,449)
Net cash used in investing activities	(933)	(23,062)

Cash flows from financing activities:
Proceeds from line of credit	19,542	58,198
Payments on line of credit	(43,166)	(45,562)
Dividends paid	(7,164)	(7,142)
Proceeds from sale of treasury stock	117	120
Net cash provided by (used in) financing activities	(30,671)	5,614

Net increase (decrease) in cash and cash equivalents	12,540	(15,906)
Cash and cash equivalents at beginning of period	3,252	17,663
Cash and cash equivalents at end of period	$15,792	$1,757

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$44	$75

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended July 5, 2026 and June 29, 2025

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at March 30, 2025	7,103	$7,441	17,550	$354,127	$22	$(10,555)	$368,585
Net earnings				5,152			5,152
Unrealized loss on available-for-sale securities, net of tax					(9)		(9)
Other	-		265	-	-	72	337
Balance June 29, 2025	7,103	$7,441	$17,815	$359,279	$13	$(10,483)	$374,065

Balance April 5, 2026	7,133	$7,441	$18,688	$379,056	$4	$(10,020)	$395,169
Net earnings				15,862			15,862
Unrealized loss on available-for-sale securities, net of tax					(2)		(2)
Other	3		353	5		(116)	242
Balance July 5, 2026	7,136	$7,441	$19,041	$394,923	$2	$(10,136)	$411,271

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2024	7,103	$7,441	17,298	$353,659	$35	$(10,806)	$367,627
Net earnings				12,762			12,762
Unrealized loss on available-for-sale securities, net of tax					(23)		(23)
Dividends paid March 17, $1.00 per share regular				(7,142)			(7,142)
Other	0		517	-	1	323	841
Balance June 29, 2025	7,103	$7,441	$17,815	$359,279	$13	$(10,483)	$374,065

Balance December 31, 2025	7,123	$7,441	$18,426	$379,599	$6	$(10,337)	$395,135
Net earnings				22,488			22,488
Unrealized loss on available-for-sale securities, net of tax					(4)		(4)
Dividends paid March 20, $1.00 per share regular				(7,164)			(7,164)
Other	13		615			201	816
Balance July 5, 2026	7,136	$7,441	$19,041	$394,923	$2	$(10,136)	$411,271

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of July 5, 2026 and December 31, 2025, $17,801,000 and $9,230,000 respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $2,061,000 during the six month period ended July 5, 2026 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, which primarily pertain to the Housewares/Small Appliances segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  There were no material adjustments to the aforementioned estimates during the three and  six month periods ended  July 5, 2026 and June 29, 2025.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment was $1,810,149,000 and $1,747,809,000 as of July 5, 2026 and December 31, 2025, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 48-month period.  The performance obligations in the Housewares/Small Appliances and Safety segments have original expected durations of less than one year.

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

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Three months ended July 5, 2026
External net sales	$19,083	$126,957	$556	$146,596
Cost of sales	14,375	102,016	1,658	118,049
Gross profit (loss)	4,708	24,941	(1,102)	28,547
Selling and general expenses (1)	2,024	4,445	1,013	7,482
Depreciation and amortization	533	1,071	47	1,651
Operating profit (loss)	2,151	19,425	(2,162)	19,414
Total assets	99,417	392,799	6,393	498,609
Capital expenditures	97	3,394	8	3,499

Three months ended June 29, 2025
External net sales	$20,346	$99,813	$290	$120,449
Cost of sales	19,866	80,613	1,424	101,903
Gross profit (loss)	480	19,200	(1,134)	18,546
Selling and general expenses (1)	3,706	3,684	1,120	8,510
Depreciation and amortization	235	961	43	1,239
Operating profit (loss)	(6,162)	14,555	(2,297)	6,096
Total assets	102,964	361,978	6,916	471,858
Capital expenditures	1,507	923	138	2,568

	(in thousands)
	Housewares / Small Appliances	Defense	Safety	Total
Six Months Ended July 5, 2026
External net sales	$37,581	$226,529	$1,135	$265,245
Cost of sales	35,236	180,798	3,186	219,220
Gross profit (loss)	2,345	45,731	(2,051)	46,025
Selling and general expenses (1)	3,592	9,981	2,026	15,599
Depreciation and amortization	839	2,048	93	2,980
Operating profit (loss)	(2,086)	33,702	(4,170)	27,446
Total assets	99,417	392,799	6,393	498,609
Capital expenditures	1,506	3,928	15	5,449

Six Months Ended June 29, 2025
External net sales	$42,272	$180,751	$1,065	$224,088
Cost of sales	40,332	143,921	3,178	187,431
Gross profit (loss)	1,940	36,830	(2,113)	36,657
Selling and general expenses (1)	6,872	7,174	2,284	16,330
Depreciation and amortization	465	1,912	83	2,460
Operating profit (loss)	(8,098)	27,744	(4,480)	15,166
Total assets	102,964	361,978	6,916	471,858
Capital expenditures	23,782	1,631	36	25,449

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

At July 5, 2026 and December 31, 2025, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
July 5, 2026
Certificates of Deposit	$496	499	$3	$-
Total Marketable Securities	$496	$499	$3	$-

December 31, 2025
Certificates of Deposit	496	503	7	-
Total Marketable Securities	$496	$503	$7	$-

Proceeds from maturities and sales of available-for-sale securities totaled $6,000 and $1,486,000 for the three month periods ended July 5, 2026 and June 29, 2025, and totaled $6,000 and $1,983,000 for the six month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $2,000 and $12,000 before taxes for the three month periods ended  July 5, 2026 and June 29, 2025, and were $4,000 and $29,000 for the six month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at July 5, 2026 are as follows: $496,000 within one year.

NOTE G – OTHER ASSETS

Other Assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliances and Safety segments.  As of July 5, 2026 and December 31, 2025, $1,897,000 and $2,009,000 of such prepayments, respectively, remained unused and outstanding and were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month period following those dates.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Summary of Lease Cost (in thousands)	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Operating lease cost	$240	$316	$481	$613
Short-term and variable lease cost	452	62	1,037	158
Total lease cost	$692	$378	$1,518	$771

Operating cash used for operating leases was $692,000 and $378,000 for the three months ended  July 5, 2026 and June 29, 2025, and $1,518,000 and $771,000 for the six months then ended, respectively.  The weighted-average remaining lease term was 18.0 years, and the weighted-average discount rate was 4.6% as of July 5, 2026.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2026 (remaining six months)	$416
2027	814
2028	812
2029	757
2030	703
Thereafter	11,020
Total lease payments	$14,522
Less: future interest expense	5,343
Lease liabilities	$9,179

Lease income from operating lease payments was $608,000 and $583,000 for the quarters ended July 5, 2026 and June 29, 2025, and $1,216,000 and $1,166,000 for the six months then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2026 (remaining six months)	$1,216
2027	2,413
2028	2,413
2029	2,413
2030	2,413
Thereafter	16,891
Total lease payments	$27,759

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

During the quarter ended July 5, 2026, the Company entered into certain construction agreements with vendors related to the expansion of plant and equipment at its Tech Ord facility in Clear Lake, South Dakota of $38,116,000.  While the Company may cancel or change the agreements, it may incur costs for work already completed by the vendors or for construction materials the vendors cannot use in other of their customers' projects or return to their suppliers.

NOTE J – LINE OF CREDIT

The Company has maintained an unsecured line of credit for short term operating cash needs of $50,000,000 as of July 5, 2026 and December 31, 2025, respectively. The line of credit expires on September 30, 2026. The outstanding balance as of July 5, 2026 and December 31, 2025 was $0 and $23,624,000, respectively. The interest rate on the current line of credit resets monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one-and-one-quarter percent.  In addition, the Company had one issued commercial letter of credit for $1,500,000 as of  July 5, 2026 and December 31, 2025, respectively.  As of July 5, 2026, the entire balance of the issued letter of credit had not been drawn upon.

NOTE K – IMPAIRMENT OF VENDOR DEPOSIT

During the quarter ended March 30, 2025, the Company made deposits totaling $2,701,000 with a vendor in its Housewares/Small Appliances segment.  On May 29, 2025, the vendor filed for protection in the U.S. Bankruptcy Court in the Northern District of Texas.  As recovery of the deposit was deemed unlikely, the Company recorded an impairment of the full deposit during the quarter ended June 29, 2025.  The deposit had been carried in Property, Plant and Equipment on the Company’s balance sheet dated March 30, 2025.

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

NOTE M – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2026.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, the Company does not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

NOTE N - SUBSEQUENT EVENT

The Company evaluates events that occur through the financial statement filing date and discloses any material or significant events or transactions.

On February 20, 2026, the United States Supreme Court determined that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were contrary to law.  Although the Court of International Trade (CIT) required customs to setup a mechanism for processing IEEPA refunds and the Company filed for refunds under that process, the order is still subject to appeal.  In response to the Supreme Court’s ruling, the Trump administration implemented new tariffs, which included a 10% tariff under section 122 of the Trade Act of 1974.  That statute deals with balance of trade deficits. That tariff was the subject of litigation and on May 7, the CIT ruled the tariff illegal. The ruling was appealed, and collections of tariffs under section 122 continued until it expired by operation of law on July 25, 2026.  Upon its expiration, the Trump administration instituted another new tariff under section 301, with rates ranging from 10% to 12.5%, ostensibly aimed at curtailing the importation of goods made from economies with forced labor, which is also the subject of litigation. The government has announced that there will be additional tariffs based on alternative statutory authorities, resulting in ongoing uncertainty regarding future tariff actions and their possible impact on the Company. The Company is continuing to monitor these developments and evaluate the potential effects on its business, financial condition, and results of operations.

During the quarter ended July 5, 2026, the Company received approximately $2,245,000 of refunds, including associated interest, which was included in Cost of Sales on the Company’s Statements of Comprehensive Income.  Tariffs are generally recognized as they are refunded or incurred, reflecting the segment’s LIFO inventory cost valuation method, and in keeping with guidance in ASC 450 Contingencies.

Subsequent to July 5, 2026, the Company received an additional  $7,553,000 of tariff refunds. As these refunds were not deemed realizable as of July 5, 2026, they will be recognized in the third quarter of 2026.

The ultimate amount, if any, and timing of additional recoveries remain subject to ongoing legal, regulatory, and administrative proceedings, and additional tariff refunds will be recognized when the applicable recognition criteria have been met.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, in the Company’s 2025 Annual Report to Stockholders, in the Proxy Statement for the annual meeting held on May 19, 2026, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed herein and in the Notes to Consolidated Financial Statements, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; continuity of relationships with and purchases by major customers; product mix; the benefit and risk of business acquisitions; competitive pressure on sales and pricing; development and market acceptance of new products; increases in material, freight/shipping, tariffs, or production cost which cannot be recouped in product pricing; delays or interruptions in shipping or production; shipment of defective product which could result in product liability claims or recalls; work or labor disruptions stemming from a unionized work force; changes in government requirements, military spending, and funding of government contracts, which could result in, among other things, the modification or termination of existing contracts; dependence on subcontractors or vendors to perform as required by contract; the ability of startup businesses to ultimately have the potential to be successful; the efficient start-up and utilization of capital equipment investments; political actions of federal and state governments which could have an impact on everything from the value of the U.S dollar vis-à-vis other currencies to the availability of affordable labor and energy; and security breaches and disruptions to the Company’s information technology systems.  Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings.

Comparison of Second Quarter 2026 and 2025

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended July 5, 2026 and June 29, 2025.

On a consolidated basis, net sales increased by $26,147,000 (22%), gross profit increased by $10,001,000 (54%), selling and general expenses decreased by $698,000 (7%), impairment of vendor deposit decreased $2,701,000, and amortization increased by $82,000 (22%).  Other income increased by $284,000 (55%), earnings before provision for income taxes increased by $13,602,000 (206%), and net earnings increased by $10,710,000 (208%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $1,263,000 from $20,346,000 to $19,083,000, or 6%, which was attributable to a decrease in units shipped, approximately 58% was offset in part by increases in pricing.  Defense net sales increased by $27,144,000 from $99,813,000 to $126,957,000 or 27%, primarily reflecting an increase in shipments from the segment's backlog.

Notwithstanding the decrease in sales mentioned above, Housewares/Small Appliance gross profit increased $4,228,000 from $480,000 to $4,708,000, primarily reflecting a refund of a portion of the tariffs the segment had paid that the Supreme Court declared unauthorized in its February 2026 decision.  By contrast, a portion of the declared unauthorized tariffs were paid during the second quarter of 2025.  Tariffs are generally recognized as they are refunded or incurred, reflecting the segment’s LIFO inventory cost valuation method. The balance of the change in gross profit was attributable to an increase in costs incident to the startup of the segment’s new warehousing facility of approximately $450,000. Defense gross profit increased $5,741,000 from $19,200,000 to $24,941,000, primarily reflecting the increase in sales mentioned above. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $1,384,000, primarily reflecting an increased allocation of corporate overhead to the Defense segment of $642,000 and decreased cost accruals for self insurance of $770,000. Selling and general expenses for the Defense segment increased $788,000, primarily attributable to the increase in the allocation of corporate overhead. Selling and general expenses for the Safety segment decreased $102,000, primarily reflecting reduced personnel costs.

During the first quarter of 2025, the Company made deposits totaling $2,701,000 with a vendor in its Housewares/Small Appliances segment. On May 29, 2025, the vendor filed for protection in the U.S. Bankruptcy Court in the Northern District of Texas.  As recovery of the deposit was deemed unlikely, the Company recorded an impairment of the full deposit during the second quarter of 2025.

Intangibles amortization increased $82,000, reflecting amortization of a trade secret intangible asset used in in the fulfillment of certain contracts in the Defense segment.

The above items were responsible for the change in operating profit.

The $284,000 increase in other income was primarily attributable to an increase in interest income on marketable securities of $125,000 and a decrease in interest expense related to the Company's revolving line of credit of $71,000.

Earnings before provision for income taxes increased $13,602,000 from $6,613,000 to $20,215,000.  The provision for income taxes increased from $1,461,000 to $4,353,000, which resulted in an effective income tax rate of 22% for both quarters ended July 5, 2026 and June 29, 2025.  Net earnings increased $10,710,000 from $5,152000 to $15,862,000, or 208%.

Comparison of First Six Months 2026 and 2025

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first six months ended July 5, 2026 and June 29, 2025.

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

On a consolidated basis, net sales increased by $41,157,000 (18%), gross profit increased by $9,368,000 (26%), selling and general expenses increased by $1,380,000 (8%), gain on sale of property, plant and equipment increased $1,707,000, impairment of vendor deposit decreased $2,701,000, and amortization increased by $116,000 (15%).  Other income increased by $127,000 (10%), earnings before provision for income taxes increased by $12,407,000 (76%), and net earnings increased by $9,726,000 (76%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $4,691,000 from $42,272,000 to $37,581,000, or 11%, which was attributable to a decrease in units shipped, approximately 45% of which was offset by increases in pricing.  The decrease in units shipped was due in large part to startup issues at the segment’s new warehousing facility and a resulting inability to ship during a portion of the first quarter.  Defense net sales increased by $45,778,000 from $180,751,000 to $226,529,000 or 25%, primarily reflecting an increase in shipments from the segment's backlog.

Notwithstanding the decrease in sales mentioned above, Housewares/Small Appliance gross profit increased $405,000 from $1,940,000 to $2,345,000, primarily reflecting a refund of a portion of the tariffs the segment had paid that the Supreme Court declared unauthorized in its February 2026 decision.  By contrast, a portion of the declared unauthorized tariffs were paid during the first six months of 2025.  Tariffs are generally recognized as they are refunded or incurred, reflecting the segment’s LIFO inventory cost valuation method. The balance of the change in gross profit was attributable to an increase in costs incident to the startup of the segment’s new warehousing facility of approximately $2,359,000.  Defense gross profit increased $8,901,000 from $36,830,000 to $45,731,000, primarily reflecting the increase in sales mentioned above. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $1,199,000, primarily reflecting the increased allocation of corporate overhead to the Defense segment of $1,569,000 and decreased accruals for self-insurance of $114,000, partially offset by increased compensation of $327,000 and legal and professional costs of $159,000. Selling and general expenses for the Defense segment increased $2,825,000, primarily attributable to increases in the allocation of corporate overhead of $1,569,000, personnel costs of $704,000, repairs and maintenance costs of $137,000, and a write off of a note receivable of $208,000. Selling and general expenses for the Safety segment decreased $246,000, primarily reflecting reduced personnel costs of $192,000 and legal and professional costs of $74,000.

The gain on sale of property, plant and equipment stemmed from the February 10, 2026 sale of the Company’s warehousing facility in Canton, Mississippi that mainly served the Housewares/Small Appliance segment.  Subsequent to the sale, the Company entered into a short-term lease agreement with the buyer, as it completes its warehousing operations transfer to the new warehousing facility in Nettleton, Mississippi.

During the first quarter of 2025, the Company made deposits totaling $2,701,000 with a vendor in its Housewares/Small Appliances segment.  On May 29, 2025, the vendor filed for protection in the U.S. Bankruptcy Court in the Northern District of Texas.  As recovery of the deposit was deemed unlikely, the Company recorded an impairment of the full deposit during the second quarter of 2025.

Intangibles amortization increased $116,000, reflecting amortization of a trade secret intangible asset used in the fulfillment of certain contracts in the Defense segment.

The above items were responsible for the change in operating profit.

The $127,000 increase in other income was primarily attributable to an increase in interest income on marketable securities of $40,000, an increase in rental income of $52,000, and a decrease in interest expense related to the Company's revolving line of credit of $31,000.

Earnings before provision for income taxes increased $12,407,000 from $16,421,000 to $28,828,000.  The provision for income taxes increased from $3,659,000 to $6,340,000, which resulted in an effective income tax rate of 22% for both six month periods ended July 5, 2026 and June 29, 2025.  Net earnings increased $9,726,000 from $12,762,000 to $22,488,000, or 76%.

Liquidity and Capital Resources

Net cash provided by operating activities was $44,144,000 during the first six months of 2026 as compared to $1,542,000 during the first six months of 2025.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first six months of 2026 were net earnings of $22,488,000, which included the non-cash depreciation and amortization expenses of $2,980,000 and book gain on the sale of property plant and equipment of $1,707,000. Contributing to the cash provided were a decrease in accounts receivable stemming from cash collections on customer sales and an increase in payable and accrual levels, partially offset by increases in inventory levels and deposits made to vendors included in other current assets. Of particular note during the first six months of 2025 were net earnings of $12,762,000, which included the non-cash impairment of a vendor deposit of $2,701,000 and depreciation and amortization expenses of $2,460,000. Contributing to the cash provided was a decrease in accounts receivable levels stemming from cash collections on customer sales. These were partially offset by a decrease in payable and accrual levels and increases in inventory levels and deposits made to vendors included in other current assets.

Net cash used in investing activities was $933,000 for the first six months of 2026, and $23,062,000 for the first six months of 2025.  Significant factors contributing to the change were purchases of property, plant and equipment of $5,449,000 in 2026, as opposed to $25,449,000 in 2025, and proceeds from the sale of property, plant and equipment of $4,510,000 in 2026. Also contributing to the change were net maturities and sales of marketable securities of $6,000 in 2026, in contrast to $1,983,000 in 2025.

Net cash used in financing activities was $30,671,000 for the first six months of 2026, as compared to $5,614,000 cash provided by financing activities for the first six months of 2025. The change primarily relates to net payments on the Company's line of credit in 2026 of $23,624,000, as opposed to net proceeds from the line of credit of $12,636,000 in 2025. Cash flows for both six month periods also reflected the payment of the $1.00 per share regular dividend and the proceeds from the sale of treasury stock to a Company sponsored retirement plan. During 2026 and 2025, the Company incurred interest expense of $44,000 and $75,000 related to its line of credit, respectively.

Working capital increased by $16,500,000 during the first six months of 2026 to $324,611,000 at July 5, 2026 for the reasons stated above.  The Company's current ratio was 5.2 to 1.0 and 4.2 to 1.0 at July 5, 2026 and December 31, 2025, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds.  The balance of the Company’s investments is held primarily in certificates of deposits, with a weighted average life of 0.7 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of July 5, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended July 5, 2026 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note I to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended July 5, 2026.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 9.3	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.3 of the Company's annual report on Form 10-K for the year ended December 31, 2024
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 5, 2026, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: August 14, 2026