Form 10-Q
period 2026-10-04
NATIONAL PRESTO INDUSTRIES INC
filed 2026-11-13
CIK 80172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 4, 2026

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

There were 7,138,094 shares of the Issuer’s Common Stock outstanding as of November 13, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 4, 2026 and December 31, 2025

(Dollars in thousands)

	October 4, 2026 (Unaudited)		December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$11,355		$3,252
Marketable securities		498		503
Accounts receivable, net		67,445		85,039
Inventories:
Finished goods	$31,574		$32,272
Work in process	294,622		249,741
Raw materials	20,436	346,632	24,960	306,973
Income tax receivable		-		3,959
Notes receivable, current		-		208
Other current assets		3,793		3,129
Total current assets		429,723		403,063
PROPERTY, PLANT AND EQUIPMENT	$146,942		$138,498
Less allowance for depreciation	76,494	70,448	74,562	63,936
GOODWILL		19,433		19,433
INTANGIBLE ASSETS, net		937		2,262
RIGHT-OF-USE LEASE ASSETS		9,170		9,441
DEFERRED INCOME TAXES		2,595		2,594
		$532,306		$500,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 4, 2026 and December 31, 2025

(Dollars in thousands)

	October 4, 2026 (Unaudited)		December 31, 2025
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable		$53,063		$45,956
Line of credit		-		23,624
Federal and state income taxes		3,455		-
Lease liabilities		465		516
Accrued liabilities		33,205		24,855
Total current liabilities		90,188		94,951
LEASE LIABILITIES - NON-CURRENT		8,704		8,925
FEDERAL AND STATE INCOME TAXES - NON-CURRENT		1,718		1,718
Total liabilities		100,610		105,594
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value:
Authorized: 12,000,000 shares
Issued: 7,440,518 shares	$7,441		$7,441
Paid-in capital	19,423		18,426
Retained earnings	414,900		379,599
Accumulated other comprehensive income	1		6
	441,765		405,472
Treasury stock, at cost	10,069		10,337
Total stockholders' equity		431,696		395,135
		$532,306		$500,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended October 4, 2026 and September 28, 2025

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Net sales	$144,308	$115,463	$409,553	$339,551
Cost of sales	110,495	99,451	329,715	286,882
Gross profit	33,813	16,012	79,838	52,669
Selling and general expenses	8,635	9,221	28,047	27,253
(Gain) on sale of property, plant and equipment	-	-	(1,707)	-
Impairment of vendor deposit	-	-	-	2,701
Intangibles amortization	452	379	1,326	1,137
Operating profit	24,726	6,412	52,172	21,578
Other income	865	448	2,247	1,703
Earnings before provision for income taxes	25,591	6,860	54,419	23,281
Provision for income taxes	5,614	1,543	11,954	5,202
Net earnings	$19,977	$5,317	$42,465	$18,079

Weighted average shares outstanding:
Basic and diluted	7,168	7,150	7,165	7,146

Net Earnings per share:
Basic and diluted	$2.79	$0.74	$5.93	$2.53

Comprehensive income:
Net earnings	$19,977	$5,317	$42,465	$18,079
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities	1	4	6	26
Comprehensive income	$19,976	$5,313	$42,459	$18,053

Cash dividends declared and paid per common share	$0.00	$0.00	$1.00	$1.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended October 4, 2026 and September 28, 2025

(Unaudited)

(Dollars in thousands)

	2026	2025
Cash flows from operating activities:
Net earnings	$42,465	$18,079
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation	3,272	2,610
Intangibles amortization	1,326	1,137
Non-cash retirement plan expense	892	776
(Gain) on sale of property, plant and equipment	(1,707)	-
Impairment of vendor deposit	-	2,701
Other	301	175
Changes in operating accounts:
Accounts receivable, net	17,594	(1,451)
Inventories	(39,659)	(48,362)
Other assets and current assets	(457)	143
Accounts payable and accrued liabilities	15,455	6,368
Federal and state income taxes	7,322	(5,230)
Net cash provided by (used in) operating activities	46,804	(23,054)

Cash flows from investing activities:
Marketable securities - maturities and sales	6	2,476
Proceeds from note receivable	-	403
Proceeds from divestiture of Safety segment assets	42	278
Proceeds from sale of property, plant and equipment	4,510	-
Purchase of property, plant and equipment	(12,588)	(25,555)
Net cash used in investing activities	(8,030)	(22,398)

Cash flows from financing activities:
Proceeds from line of credit	19,542	129,499
Payments on line of credit	(43,166)	(92,599)
Dividends paid	(7,164)	(7,142)
Proceeds from sale of treasury stock	117	120
Net cash provided by (used in) financing activities	(30,671)	29,878

Net increase (decrease) in cash and cash equivalents	8,103	(15,574)
Cash and cash equivalents at beginning of period	3,252	17,663
Cash and cash equivalents at end of period	$11,355	$2,089

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$44	$299

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL PRESTO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended October 4, 2026 and September 28, 2025

(Unaudited)

(In thousands except per share data)

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at June 29, 2025	7,103	$7,441	17,815	$359,279	$13	$(10,483)	$374,065
Net earnings				5,317			5,317
Unrealized loss on available-for-sale securities, net of tax					(4)		(4)
Other	16		318	(1)	-	77	394
Balance September 28, 2025	7,119	$7,441	$18,133	$364,595	$9	$(10,406)	$379,772

Balance July 5, 2026	7,136	$7,441	$19,041	$394,923	$2	$(10,136)	$411,271
Net earnings				19,977			19,977
Unrealized loss on available-for-sale securities, net of tax					(1)		(1)
Other	2		382			67	449
Balance October 4, 2026	7,138	$7,441	$19,423	$414,900	$1	$(10,069)	$431,696

	Shares of Common Stock Outstanding Net of Treasury Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2024	7,103	$7,441	17,298	$353,659	$35	$(10,806)	$367,627
Net earnings				18,079			18,079
Unrealized loss on available-for-sale securities, net of tax					(26)		(26)
Dividends paid March 17, $1.00 per share regular				(7,142)			(7,142)
Other	16		835	(1)	-	400	1,234
Balance September 28, 2025	7,119	$7,441	$18,133	$364,595	$9	$(10,406)	$379,772

Balance December 31, 2025	7,123	$7,441	$18,426	$379,599	$6	$(10,337)	$395,135
Net earnings				42,465			42,465
Unrealized loss on available-for-sale securities, net of tax					(6)		(6)
Dividends paid March 20, $1.00 per share regular				(7,164)			(7,164)
Other	15		997		1	268	1,266
Balance October 4, 2026	7,138	$7,441	$19,423	$414,900	$1	$(10,069)	$431,696

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

NOTE B – REVENUES

The Company’s revenues are derived from contracts and programs that are typically completed within 3 to 48 months and are recognized in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company’s contracts generally contain one or more performance obligations: the physical delivery of distinct ordered product or products.  The Company provides an assurance type product warranty on its products to the original owner.  In addition, for the Housewares/Small Appliance segment, the Company estimates returns of seasonal products and returns of newly introduced products sold with a return privilege.  Stand-alone selling prices are set forth in each contract and are used to allocate revenue to the corresponding performance obligations.  For the Housewares/Small Appliance segment, contracts include variable consideration, as the prices are subject to customer allowances, which principally consist of allowances for cooperative advertising, defective product, and trade discounts.  Customer allowances are generally allocated to the performance obligations based on budgeted rates agreed upon with customers, as well as historical experience, and yield the Company’s best estimate of the expected value for the variable consideration.

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

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the Company’s Condensed Consolidated Balance Sheets. For the Defense segment, the Company occasionally receives advances or deposits from certain customers before revenue is recognized, resulting in contract liabilities.  These advances or deposits do not represent a significant financing component.  As of October 4, 2026 and December 31, 2025, $16,300,000 and $9,230,000 respectively, of contract liabilities were included in Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company recognized revenue of $3,561,000 during the nine month period ended October 4, 2026 that was included in the Defense segment contract liability at the beginning of that period. The Company monitors its estimates of variable consideration, which includes customer allowances for cooperative advertising, defective product, trade discounts, and returns of seasonal and newly introduced product, which primarily pertain to the Housewares/Small Appliance segment, and periodically makes cumulative adjustments to the carrying amounts of these contract liabilities as appropriate.  There were no material adjustments to the aforementioned estimates during the three and  nine month periods ended  October 4, 2026 and September 28, 2025.  There were no amounts of revenue recognized during the same periods related to performance obligations satisfied in a previous period.  The portion of contract transaction prices allocated to unsatisfied performance obligations, also known as the contract backlog, in the Company’s Defense segment was $1,937,765,000 and $1,747,809,000 as of October 4, 2026 and December 31, 2025, respectively.  The Company anticipates that the unsatisfied performance obligations (contract backlog) will be fulfilled in an 18 to 48-month period.  The performance obligations in the Housewares/Small Appliance and Safety segments have original expected durations of less than one year.

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

The Safety segment was started in 2019 with the acquisition of the assets of OneEvent Technologies, Inc., a business located in Mount Horeb, Wisconsin which focused on protection for buildings, homes, assets, and occupants using a cloud-based learning and an analytics engine that utilizes data from a series of sensing devices to predict, alert, and prevent. Upon purchase, it was combined with Rusoh, Inc. which designed and marketed fire extinguishers. Prior to 2019, Rusoh Inc. had been included in the Company’s Housewares/Small Appliance segment.  On July 29, 2022, certain assets were acquired and liabilities were assumed of Knox Safety, Inc., a startup business formed in 2019 with operations in Illinois and North Carolina. Knox Safety designed and sold carbon monoxide detectors for residential use. Subsequent to the acquisition, the acquiring entity legally adopted the corporate name Rely Innovations, Inc. and was added to the segment. Since its acquisition, the Company has introduced smoke detectors and fire extinguishers under the Rely name.  To focus the direction of the segment’s business, the Company divested the stock of Rusoh, Inc. on November 14, 2023 and certain assets of OneEvent related to its refrigeration monitoring business on July 31, 2025. The OneEvent intellectual property, however, has been retained.

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

The Company inadvertently made an error in disclosure in the footnotes to the financial statements in the Q3 2025 Form 10-Q relating to the amount of Q3 2025 capital expenditures, which has been corrected in the current comparative presentation.

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

	(in thousands)
	Housewares / Small Appliance	Defense	Safety	Total
Three months ended October 4, 2026
External net sales	$22,073	$121,606	$629	$144,308
Cost of sales	11,366	97,528	1,601	110,495
Gross profit (loss)	10,707	24,078	(972)	33,813
Selling and general expenses (1)	2,089	4,391	989	7,469
Depreciation and amortization	533	1,039	46	1,618
Operating profit (loss)	8,085	18,648	(2,007)	24,726
Total assets	99,366	425,257	7,683	532,306
Capital expenditures	209	6,879	51	7,139

Three months ended September 28, 2025
External net sales	$22,542	$92,588	$333	$115,463
Cost of sales	22,237	75,727	1,487	99,451
Gross profit (loss)	305	16,861	(1,154)	16,012
Selling and general expenses (1)	3,340	4,334	640	8,314
Depreciation and amortization	236	1,003	47	1,286
Operating profit (loss)	(3,271)	11,524	(1,841)	6,412
Total assets	110,527	386,654	6,646	503,827
Capital expenditures	468	(362)	0	106

	(in thousands)
	Housewares / Small Appliance	Defense	Safety	Total
Nine Months Ended October 4, 2026
External net sales	$59,654	$348,135	$1,764	$409,553
Cost of sales	46,602	278,326	4,787	329,715
Gross profit (loss)	13,052	69,809	(3,023)	79,838
Selling and general expenses (1)	7,388	14,372	3,015	24,775
Depreciation and amortization	1,372	3,087	139	4,598
Operating profit (loss)	5,999	52,350	(6,177)	52,172
Total assets	99,366	425,257	7,683	532,306
Capital expenditures	1,715	10,807	66	12,588

Nine Months Ended September 28, 2025
External net sales	$64,814	$273,339	$1,398	$339,551
Cost of sales	62,569	219,648	4,665	286,882
Gross profit (loss)	2,245	53,691	(3,267)	52,669
Selling and general expenses (1)	10,210	11,509	2,924	24,643
Depreciation and amortization	703	2,914	130	3,747
Operating profit (loss)	(11,369)	39,268	(6,321)	21,578
Total assets	110,527	386,654	6,646	503,827
Capital expenditures	24,250	1,269	36	25,555

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

At October 4, 2026 and December 31, 2025, cost for marketable securities was determined using the specific identification method.  A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the periods presented is shown in the following table.  All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

	(In Thousands)
	MARKETABLE SECURITIES
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
October 4, 2026
Certificates of Deposit	$497	498	$1	$-
Total Marketable Securities	$497	$498	$1	$-

December 31, 2025
Certificates of Deposit	496	503	7	-
Total Marketable Securities	$496	$503	$7	$-

Proceeds from maturities and sales of available-for-sale securities totaled $0 and $496,000 for the three month periods ended October 4, 2026 and September 28, 2025, and totaled $6,000 and $2,476,000 for the nine month periods then ended, respectively.  There were no gross gains or losses related to sales of marketable securities during the same periods.  Net unrealized losses included in other comprehensive income were $1,000 and $5,000 before taxes for the three month periods ended  October 4, 2026 and September 28, 2025, and were $5,000 and $33,000 for the nine month periods then ended, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at October 4, 2026 are as follows: $496,000 within one year.

NOTE G – OTHER ASSETS

Other Assets includes prepayments and deposits that are made from time to time by the Company for certain materials used in the manufacturing process in the Housewares/Small Appliance and Safety segments.  As of October 4, 2026 and December 31, 2025, $1,825,000 and $2,009,000 of such prepayments, respectively, remained unused and outstanding and were included in Other Current Assets, representing the Company’s best estimate of the expected utilization of the prepayments and related materials during the twelve-month period following those dates.

NOTE H – LEASES

The Company accounts for leases under ASC Topic 842, Leases.  The Company’s leasing activities include roles as both lessee and lessor.  As lessee, the Company’s primary leasing activities include buildings and structures to support its manufacturing operations at one location in its Defense segment, buildings and structures to support its Safety segment, and warehouse space and equipment to support its distribution center operations in its Housewares/Small Appliance segment.  As lessor, the Company’s primary leasing activity is comprised of manufacturing and office space located adjacent to its corporate offices.  All of the Company’s leases are classified as operating leases.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Summary of Lease Cost (in thousands)	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Operating lease cost	$244	$291	$725	$904
Short-term and variable lease cost	151	88	1,188	246
Total lease cost	$395	$379	$1,913	$1,150

Operating cash used for operating leases was $395,000 and $379,000 for the three months ended  October 4, 2026 and September 28, 2025, and $1,913,000 and $1,150,000 for the nine months then ended, respectively.  The weighted-average remaining lease term was 17.7 years, and the weighted-average discount rate was 4.7% as of October 4, 2026.

Maturities of operating lease liabilities are as follows:

Years ending December 31:	(In thousands)
2026 (remaining three months)	$200
2027	796
2028	793
2029	796
2030	802
Thereafter	11,048
Total lease payments	$14,435
Less: future interest expense	5,266
Lease liabilities	$9,169

Lease income from operating lease payments was $608,000 and $583,000 for the quarters ended October 4, 2026 and September 28, 2025, and $1,824,000 and $1,749,000 for the nine months then ended, respectively.  Undiscounted cash flows provided by lease payments are expected as follows:

Years ending December 31:	(In thousands)
2026 (remaining three months)	$608
2027	2,413
2028	2,413
2029	2,413
2030	2,413
Thereafter	16,891
Total lease payments	$27,151

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

As of October 4, 2026, the Company had entered into certain construction agreements with vendors related to the expansion of plant and equipment at its Tech Ord facility in Clear Lake, South Dakota of $74,765,000.  While the Company may cancel or change the agreements, it may incur costs for work already completed by the vendors or for construction materials the vendors cannot use in other of their customers' projects or return to their suppliers.

NOTE J – LINE OF CREDIT

The Company has maintained an unsecured line of credit for short term operating cash needs of $50,000,000 as of October 4, 2026 and December 31, 2025, respectively. The line of credit expires on September 30, 2027. The outstanding balance as of October 4, 2026 and December 31, 2025 was $0 and $23,624,000, respectively. The interest rate on the current line of credit resets monthly to the 30-day Secured Overnight Financing Rate (SOFR) plus one-and-one-quarter percent.  Within the line of credit facility, the Company had one issued commercial letter of credit for $1,500,000 as of  October 4, 2026 and December 31, 2025, respectively.  As of October 4, 2026, the entire balance of the issued letter of credit had not been drawn upon.

NOTE K – IMPAIRMENT OF VENDOR DEPOSIT

During the quarter ended March 30, 2025, the Company made deposits totaling $2,701,000 with a vendor in its Housewares/Small Appliance segment.  On May 29, 2025, the vendor filed for protection in the U.S. Bankruptcy Court in the Northern District of Texas.  As recovery of the deposit was deemed unlikely, the Company recorded an impairment of the full deposit during the quarter ended June 29, 2025.  The deposit had been carried in Property, Plant and Equipment on the Company’s balance sheet dated March 30, 2025.

NOTE L – GAIN ON SALE OF PROPERTY PLANT AND EQUIPMENT

On February 10, 2026, the Company sold the warehousing facility in Canton, Mississippi that mainly served the Housewares/Small Appliance segment for $4,800,000, less customary selling expenses.  Subsequent to the sale, the Company entered into a short-term lease agreement with the buyer, as it completed warehousing operations transfer to the new warehousing facility in Nettleton, Mississippi.

NOTE M – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company assesses the impacts of adopting recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements, and updates previous assessments, as necessary, from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 2026.

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

NOTE N– TARIFFS

On February 20, 2026, the United States Supreme Court held that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, invalidating tariffs that had been imposed under IEEPA. Following the decision, proceedings have continued regarding the administration and availability of refunds of IEEPA duties previously collected. In response to the Supreme Court’s ruling, the Trump administration imposed a 10% ad valorem surcharge pursuant to Section 122 of the Trade Act of 1974, effective February 24, 2026. Section 122 permits the imposition of temporary import surcharges to address balance-of-payments concerns. The Section 122 tariffs were challenged in litigation, and on May 7, 2026, the Court of International Trade ruled the surcharges unlawful; that decision was appealed, and the Federal Circuit subsequently stayed the ruling, allowing collection of the tariffs to continue pending appeal. The Section 122 surcharge subsequently expired on July 24, 2026, upon expiration of the statutory 150-day period. Following expiration of the Section 122 surcharge, the administration imposed additional tariffs under Section 301 of the Trade Act of 1974, generally at rates of 10% or 12.5% on imports from specified economies, based on a determination by the U.S. Trade Representative concerning those economies’ treatment of imports produced using forced labor. In addition, previously imposed Section 301 tariffs, including tariffs applicable to certain imports from China, and tariffs imposed under Section 232 of the Trade Expansion Act of 1962 continue to apply to covered products, while additional Section 301 and Section 232 investigations and potential tariff actions remain pending. As a result, the U.S. tariff environment remains subject to significant change and uncertainty, including changes arising from litigation, administrative action, additional investigations and the use of alternative statutory authorities. The Company continues to monitor these developments and evaluate their potential effects on its supply chain, product costs, business, financial condition and results of operations.

During the three and nine month periods ended  October 4, 2026, the Company received approximately $8,935,000 and $11,161,000, respectively, of refunds, including associated interest, which was included in Cost of Sales on the Company’s Statements of Comprehensive Income.  Tariffs are generally recognized as they are refunded or incurred, reflecting the segment’s LIFO inventory cost valuation method, and in keeping with guidance in ASC 450 Contingencies.

The ultimate amount, if any, and timing of any additional recoveries remain subject to ongoing legal, regulatory, and administrative proceedings, and additional tariff refunds will be recognized when the applicable recognition criteria have been met.

NOTE O - SUBSEQUENT EVENT

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

Comparison of Third Quarter 2026 and 2025

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the quarters ended October 4, 2026 and September 28, 2025.

On a consolidated basis, net sales increased by $28,845,000 (25%), gross profit increased by $17,801,000 (111%), selling and general expenses decreased by $586,000 (6%), and amortization increased by $73,000 (19%).  Other income increased by $417,000 (93%), earnings before provision for income taxes increased by $18,731,000 (273%), and net earnings increased by $14,660,000 (276%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $469,000 from $22,542,000 to $22,073,000, or 2%, which was attributable to a decrease in units shipped, approximately 18% was offset in part by increases in pricing.  Defense net sales increased by $29,018,000 from $92,588,000 to $121,606,000 or 31%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit increased $10,402,000 from $305,000 to $10,707,000, primarily reflecting a refund of a portion of the tariffs the segment had paid that the Supreme Court declared unauthorized in its February 2026 decision.  By contrast, a portion of the declared unauthorized tariffs were paid during the third quarter of 2025.  Tariffs are generally recognized as they are refunded or incurred, reflecting the segment’s LIFO inventory cost valuation method. Defense gross profit increased $7,217,000 from $16,861,000 to $24,078,000, primarily reflecting the increase in sales mentioned above, as well as a more favorable mix of products and increased operating efficiencies. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $954,000, primarily reflecting an increased allocation of corporate overhead to the Defense segment of $703,000 and decreased cost accruals for self insurance of $227,000. Selling and general expenses for the Defense segment were relatively flat, primarily attributable to the increase in the allocation of corporate overhead, offset by decreases in personnel costs. Selling and general expenses for the Safety segment increased $348,000, primarily reflecting the difference of $211,000 between the gain recognized on the sale of OneEvent's refrigeration monitoring business that occurred on July 31, 2025 and the subsequent earnout recognized in the third quarter of 2026, and increased compensation costs of $110,000.

Intangibles amortization increased $73,000, reflecting amortization of a trade secret intangible asset used in the fulfillment of certain contracts in the Defense segment.

The above items were responsible for the change in operating profit.

The $417,000 increase in other income was primarily attributable to an increase in interest income on marketable securities of $174,000 and a decrease in interest expense related to the Company's revolving line of credit of $227,000.

Earnings before provision for income taxes increased $18,731,000 from $6,860,000 to $25,591,000.  The provision for income taxes increased from $1,543,000 to $5,614,000, which resulted in an effective income tax rate of 22% for both quarters ended October 4, 2026 and September 28, 2025.  Net earnings increased $14,660,000 from $5,317,000 to $19,977,000, or 276%.

Comparison of First Nine Months 2026 and 2025

Readers are directed to Note D to the Consolidated Financial Statements, “Business Segments,” for data on the financial results of the Company’s three business segments for the first nine months ended October 4, 2026 and September 28, 2025.

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

On a consolidated basis, net sales increased by $70,002,000 (21%), gross profit increased by $27,169,000 (52%), selling and general expenses increased by $794,000 (3%), gain on sale of property, plant and equipment increased $1,707,000, impairment of vendor deposit decreased $2,701,000, and amortization increased by $189,000 (17%).  Other income increased by $544,000 (32%), earnings before provision for income taxes increased by $31,138,000 (134%), and net earnings increased by $24,386,000 (135%).  Details concerning these changes can be found in the comments by segment below.

Housewares/Small Appliance net sales decreased by $5,160,000 from $64,814,000 to $59,654,000, or 8%, which was attributable to a decrease in units shipped, approximately 47% of which was offset by increases in pricing.  The decrease in units shipped was due in large part to startup issues at the segment’s new warehousing facility and a resulting inability to ship during a portion of the first quarter.  Defense net sales increased by $74,796,000 from $273,339,000 to $348,135,000 or 27%, primarily reflecting an increase in shipments from the segment's backlog.

Housewares/Small Appliance gross profit increased $10,807,000 from $2,245,000 to $13,052,000, primarily reflecting a refund of a portion of the tariffs the segment had paid that the Supreme Court declared unauthorized in its February 2026 decision.  By contrast, a portion of the declared unauthorized tariffs were paid during the first nine months of 2025.  Tariffs are generally recognized as they are refunded or incurred, reflecting the segment’s LIFO inventory cost valuation method. An increase in costs incident to the startup of the segment’s new warehousing facility of approximately $2,996,000 partially offset the increase in gross profit.  Defense gross profit increased $16,118,000 from $53,691,000 to $69,809,000, primarily reflecting the increase in sales mentioned above, as well as, a more favorable mix of products and increased operating efficiencies. Due to the startup nature of the businesses in the Safety segment and the resulting limited revenues, gross margins were negative in both years.

Selling and general expenses for the Housewares/Small Appliance segment decreased $2,153,000, primarily reflecting the increased allocation of corporate overhead to the Defense segment of $2,334,000 and decreased accruals for self-insurance of $340,000, partially offset by increased compensation of $526,000. Selling and general expenses for the Defense segment increased $2,847,000, primarily attributable to increases in the allocation of corporate overhead of $2,334,000 and repairs and maintenance costs of $183,000, and a write off of a note receivable of $208,000. Selling and general expenses for the Safety segment increased $100,000, primarily reflecting the difference of $211,000 between the gain recognized on the sale of OneEvent's refrigeration monitoring business that occurred on July 31, 2025 and the subsequent earnout recognized in the third quarter of 2026, offset by decreased health cost accruals of $99,000.

The gain on sale of property, plant and equipment stemmed from the February 10, 2026 sale of the Company’s warehousing facility in Canton, Mississippi that mainly served the Housewares/Small Appliance segment.  Subsequent to the sale, the Company entered into a short-term lease agreement with the buyer, as it completed its warehousing operations transfer to the new warehousing facility in Nettleton, Mississippi.

During the first quarter of 2025, the Company made deposits totaling $2,701,000 with a vendor in its Housewares/Small Appliance segment.  On May 29, 2025, the vendor filed for protection in the U.S. Bankruptcy Court in the Northern District of Texas.  As recovery of the deposit was deemed unlikely, the Company recorded an impairment of the full deposit during the second quarter of 2025.

Intangibles amortization increased $189,000, reflecting amortization of a trade secret intangible asset used in the fulfillment of certain contracts in the Defense segment.

The above items were responsible for the change in operating profit.

The $544,000 increase in other income was primarily attributable to an increase in interest income on marketable securities of $214,000, an increase in rental income of $76,000, and a decrease in interest expense related to the Company's revolving line of credit of $257,000.

Earnings before provision for income taxes increased $31,138,000 from $23,281,000 to $54,419,000.  The provision for income taxes increased from $5,202,000 to $11,954,000, which resulted in an effective income tax rate of 22% for both nine month periods ended October 4, 2026 and September 28, 2025.  Net earnings increased $24,386,000 from $18,079,000 to $42,465,000, or 135%.

Liquidity and Capital Resources

Net cash provided by operating activities was $46,804,000 during the first nine months of 2026 as compared to $23,054,000 used in operating activities during the first nine months of 2025.  The principal factors contributing to the change can be found in the changes in the components of working capital within the Consolidated Statements of Cash Flows. Of particular note during the first nine months of 2026 were net earnings of $42,465,000, which included the non-cash depreciation and amortization expenses of $4,598,000 and book gain on the sale of property, plant and equipment of $1,707,000. Contributing to the cash provided were a decrease in accounts receivable stemming from cash collections on customer sales and an increase in payable and accrual levels, offset by increases in inventory levels. Of particular note during the first nine months of 2025 were net earnings of $18,079,000, which included the non-cash impairment of a vendor deposit of $2,701,000 and depreciation and amortization expenses of $3,747,000. Contributing to the cash used were increases in accounts receivable and inventory levels, partially offset by net increases in payable and accrual levels.

Net cash used in investing activities was $8,030,000 for the first nine months of 2026, and $22,398,000 for the first nine months of 2025.  Significant factors contributing to the change were purchases of property, plant and equipment of $12,588,000 in 2026, as opposed to $25,555,000 in 2025, and net proceeds from the sale of property, plant and equipment of $4,510,000 in 2026. Also contributing to the change were net maturities and sales of marketable securities of $6,000 in 2026, in contrast to $2,476,000 in 2025.

Net cash used in financing activities was $30,671,000 for the first nine months of 2026, as compared to $29,878,000 cash provided by financing activities for the first nine months of 2025. The change primarily relates to net payments on the Company's line of credit in 2026 of $23,624,000, as opposed to net proceeds from the line of credit of $36,900,000 in 2025. Cash flows for both nine month periods also reflected the payment of the $1.00 per share regular dividend and the proceeds from the sale of treasury stock to a Company sponsored retirement plan. During 2026 and 2025, the Company incurred interest expense of $44,000 and $299,000 related to its line of credit, respectively.

Working capital increased by $31,423,000 during the first nine months of 2026 to $339,535,000 at October 4, 2026 for the reasons stated above.  The Company's current ratio was 4.8 to 1.0 and 4.2 to 1.0 at October 4, 2026 and December 31, 2025, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income on cash equivalents and marketable securities is affected by changes in interest rates in the United States.  Cash equivalents primarily consist of money market funds.  The balance of the Company’s investments is held primarily in certificates of deposits, with a weighted average life of 0.2 years.  Accordingly, changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.  The Company uses sensitivity analysis to determine its exposure to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of October 4, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes to internal controls over financial reporting during the quarter ended October 4, 2026 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note I to the Consolidated Financial Statements set forth under Part I - Item 1 above.

Item  5. Other Information

Insider Trading Arrangement

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended October 4, 2026.

Item 6.  Exhibits

Exhibit 3(i)	Restated Articles of Incorporation - incorporated by reference from Exhibit 3 (i) of the Company's annual report on Form 10-K for the year ended December 31, 2005
Exhibit 3(ii)	By-Laws - incorporated by reference from Exhibit 3 (ii) of the Company's current report on Form 8-K dated July 6, 2007
Exhibit 9.1	Voting Trust Agreement - incorporated by reference from Exhibit 9 of the Company's quarterly report on Form 10-Q for the quarter ended July 6, 1997
Exhibit 9.2	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.2 of the Company's annual report on Form 10-K for the year ended December 31, 2008
Exhibit 9.3	Voting Trust Agreement Amendment - incorporated by reference from Exhibit 9.3 of the Company's annual report on Form 10-K for the year ended December 31, 2024
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 4, 2026, formatted in Inline XBRL and contained in Exhibit 101.INS

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

Date: November 13, 2026